Form 10-Q
period 1998-09-30
FOX ENTERTAINMENT GROUP INC
filed 1998-12-22
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-Q

                           -------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period           from to          .


                        Commission file number 1-14595


                           -------------------------


                         FOX ENTERTAINMENT GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                   95-4577574
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)


                1211 AVENUE OF THE AMERICAS, NEW YORK, NY 10036
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (212) 852-7111


                           -------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes              No  X
                                     ---             ---

     As of December 22, 1998, 124,800,000 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                                   PAGE
                                                                                   ----

Part I.  Financial Information

     Item 1.   Financial Statements..............................................   1

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................   7

Part II. Other Information

     Item 2.   Changes in Securities and Use of Proceeds.........................  12

Signature........................................................................  14

Exhibit Index....................................................................  15

                         FOX ENTERTAINMENT GROUP, INC.

          INDEX TO UNAUDITED COMBINED CONDENSED FINANCIAL STATEMENTS


PART 1

ITEM 1 - FINANCIAL STATEMENTS

Combined Condensed Balance Sheets at June 30, 1998 and
 September 30, 1998 (unaudited)                                                        2

Unaudited Combined Condensed Statements of Operations for the three months ended
 September 30, 1997 and 1998                                                           3

Unaudited Combined Condensed Statements of Cash Flows for the three months ended
 September 30, 1997 and 1998                                                           4

Notes to the Unaudited Combined Condensed Financial Statements                         5

                         FOX ENTERTAINMENT GROUP, INC

                      COMBINED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                June 30,      September 30,
                                                                  1998            1998
                                                               -----------    -------------
                                                                               (unaudited)
 ASSETS
 Cash and cash equivalents                                        $   101         $   177
 Accounts receivable, net                                           1,949           1,994
 Filmed entertainment and television programming costs, net         2,071           2,414
 Investments in equity affiliates                                     791             794
 Property and equipment, net                                        1,111           1,155
 Intangible assets, net                                             5,941           5,912
 Other assets and investments                                         666             692
                                                              -------------   -------------

    Total assets                                                  $12,630         $13,138
                                                              =============   =============

 LIABILITIES
 Accounts payable and accrued liabilities                         $ 1,613         $ 1,708
 Participations, residuals and royalties payable                    1,153           1,040
 Television programming rights payable                                513             651
 Deferred revenue                                                     238             279
 Borrowings                                                           375             369
 Deferred income taxes                                                874             897
 Other liabilities                                                    221             244
                                                              -------------   -------------
                                                                    4,987           5,188
 Due to intercompany affiliates                                     3,702           3,952
                                                              -------------   -------------

    Total liabilities                                               8,689           9,140
                                                              -------------   -------------


  SHAREHOLDERS' EQUITY
  Preferred stock                                                       1               1
  Common stock                                                          -               -
  Paid-in capital                                                   3,132           3,132
  Retained earnings and other comprehensive income                    808             865
                                                              -------------   -------------
    Total shareholders' equity                                      3,941           3,998
                                                              -------------   -------------

    Total liabilities and shareholders' equity                    $12,630        $ 13,138
                                                              =============   =============

The accompanying notes are an integral part of these combined condensed financial statements

                         FOX ENTERTAINMENT GROUP, INC.

             UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)


                                                                 For the three months ended
                                                                        September 30,
                                                                 --------------------------
                                                                     1997            1998
                                                                  ---------       ---------
Revenue                                                           $ 1,478         $ 1,802
Expenses:
   Operating                                                        1,117           1,344
   Selling, general and administrative                                182             185
   Depreciation and amortization                                       56              71
                                                                  ---------       ---------

Operating income                                                      123             202
                                                                  ---------       ---------

Other income (expense):
   Intercompany interest expense, net                                 (35)            (47)
   External interest expense, net                                     (20)            (18)
   Equity losses of affiliates                                        (18)            (42)
                                                                  ---------       ---------
Income before income taxes                                             50              95
Income tax expense on a stand-alone basis                             (22)            (38)
                                                                  ---------       ---------
Net income                                                        $    28         $    57
                                                                  =========       =========

Basic and diluted earnings per share                                $0.05           $0.10
                                                                  ==========      =========

Basic and diluted weighted average number of common equivalent
shares outstanding (in millions)                                      548             548
                                                                  =========       =========


The accompanying notes are an integral part of these combined condensed financial statements

                          FOX ENTERTAINMENT GROUP, INC.

              UNAUDITED COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)





                                                                      For the three months ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         1997           1998
                                                                     ----------------------------
Operating Activities
  Net income                                                         $     28        $    57
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          56             71
    Equity in losses of affiliates                                         18             42
   Change in operating assets and liabilities:
    Accounts receivable and other assets                                 (227)           (80)
    Filmed entertainment and television programming costs                (106)          (305)
    Accounts payable and accrued liabilities                              230            337
    Participations, residuals and royalties payable                        59           (151)

                                                                     ----------------------------
Net cash provided by (used in) operating activities                        58            (29)
                                                                     ----------------------------

Investing Activities
  Purchases of property and equipment                                     (89)           (68)
  Investments in equity affiliates                                         (9)           (46)
  Other investments                                                        (6)            (7)

                                                                     ----------------------------
Net cash used in investing activities                                    (103)          (121)
                                                                     ----------------------------

Financing Activities
  Borrowings                                                               98             78
  Repayment of borrowings                                                 (52)           (84)
  Advances from affiliates, net                                            42            232

                                                                     ----------------------------
Net cash provided by financing activities                                  88            226
                                                                     ----------------------------

Net increase in cash and cash equivalents                                  43             76
Cash and cash equivalents, beginning of period                            256            101

                                                                     ----------------------------
Cash and cash equivalents, end of period                             $    299        $   177
                                                                     ============================


The accompanying notes are an integral part of these combined condensed financial statements

                         FOX ENTERTAINMENT GROUP, INC.

               NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Prior to the transaction referred to in Note 3, The News Corporation Limited ("News Corporation") will effect a reorganization (the "Reorganization") by contributing to the Fox Entertainment Group, Inc. (the "Company") at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. Included in this contribution will be Twentieth Century Fox Film Corporation, which was acquired by News Corporation in 1985, News Corporation's interest in Fox Family Worldwide, Inc. and Fox/Liberty Networks, LLC, International Sports Programming Partners, Fox/Liberty Ventures, LLC and other cable network programming and related interests. During the period covered by these financial statements these businesses were under common control as an integral part of News Corporation's overall operations. These Combined Financial Statements have been prepared from News Corporation's historical accounting records and present all of the operations of the businesses that will be owned and operated by the Company after the Reorganization as if the Company had been a separate entity for all periods presented.

The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

The accompanying unaudited condensed combined financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

These interim condensed combined financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998.

The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

NOTE 2 - GUARANTEES OF NEWS CORPORATION DEBT

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at September 30, 1998 was approximately $9.3 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

                         FOX ENTERTAINMENT GROUP, INC.

               NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

In the case of any event of default under such debt obligations the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

NOTE 3 - SUBSEQUENT EVENTS

In November 1998, the Company consummated an initial public offering through the issuance of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the public offering were approximately $2.7 billion and have been used to reduce intercompany indebtedness. Prior to the initial public offering, the Company effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt as of September 30, 1998 against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation such that after (i) and (ii) $4.5 billion of intercompany debt is outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the $4.5 billion of intercompany indebtedness after the Reorganization. For the three months ended September 30, 1998, after giving effect to the initial public offering, Reorganization and recapitalization, the pro forma net income and earnings per share would have been $63 million and $0.09, respectively, as a result of a decrease in intercompany interest expense of $10 million and an increase in income taxes of $4 million.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, services, trademarks, indemnities by the Company and News Corporation and also entered into a Tax Sharing Agreement. These agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arm's length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. ("Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1 as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Prior to the initial public offering of Class A Common Stock of the Company, News Corporation effected a Reorganization by contributing to the Company, at book value, certain of its subsidiaries engaged in the production and distribution of feature films and television programming. The Combined Financial Statements of the Company, which are discussed below, reflect the historical results of operations, financial position and cash flows of the Company's wholly owned subsidiaries prior to the Reorganization combined with the historical financial information of the businesses to be contributed to the Company from News Corporation as part of the Reorganization. Management believes the assumptions underlying the Company's Combined Financial Statements to be reasonable. The combined financial information included herein is not necessarily indicative of the consolidated results of operations, financial position and cash flows of the Company had the Reorganization occurred as of the beginning of the periods presented, and had the Company operated as a separate, stand-alone entity during these periods. The combined financial information included herein does not reflect the changes that will occur in the funding and operations of the Company as a result of the Reorganization, recapitalization and the initial public offering.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1998:

                                                                                      THREE MONTHS ENDED
                                                                                        September 30,
                                                                                        ------------
                                                                             1997            1998           CHANGE
                                                                             ----            ----           ------
                                                                                    (DOLLARS IN MILLIONS)
Revenues:
  Filmed Entertainment................................................         $  803          $1,062            $259
  Television Broadcasting and Related Businesses......................            661             713              52
  Cable Network Programming...........................................             14              27              13
                                                                               ------          ------            ----
Total Revenues........................................................         $1,478          $1,802            $324
                                                                               ======          ======            ====

Operating Income (Loss):
  Filmed Entertainment................................................         $   50          $  125            $ 75
  Television Broadcasting and Related Businesses......................            111             108              (3)
  Cable Network Programming...........................................            (38)            (31)              7
                                                                               ------          ------            ----
Total Operating Income................................................            123             202              79
Intercompany interest expense, net....................................            (35)            (47)            (12)
External interest expense, net........................................            (20)            (18)              2
Equity losses of affiliates...........................................            (18)            (42)            (24)
                                                                               ------          ------            ----
Income before income taxes............................................             50              95              45
Income tax expense on a stand-alone basis.............................            (22)            (38)            (16)
                                                                               ------          ------            ----
Net Income............................................................         $   28          $   57            $ 29
                                                                               ======          ======            ====

OTHER DATA:
Operating Income (Loss) Before Depreciation and Amortization:
  Filmed Entertainment................................................         $   57          $  134            $ 77
  Television Broadcasting and Related Businesses......................            151             157               6
  Cable Network Programming...........................................            (29)            (18)             11
                                                                               ------          ------            ----
Total Operating Income Before
               Depreciation and Amortization (1)......................         $  179          $  273            $ 94
                                                                               ======          ======            ====

(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it allows for the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP which are presented in the Company's Registration Statement Form S-1 as declared effective by the Securities and Exchange Commission on November 9, 1998.
    Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affected.

Filmed Entertainment. For the first quarter of fiscal 1999, revenues increased 32%, operating income increased 150% and operating income before depreciation and amortization increased 135% versus the corresponding period of the preceding fiscal year. Twentieth Century Fox Film captured the largest share of the U.S. summer box office receipts with the release of several successful pictures, including The X-Files, Dr. Dolittle, Ever After and There's Something About Mary, which has generated box office receipts of approximately $170 million domestically to date. Also included in the first quarter of fiscal 1999 were a portion of the domestic video sales of Titanic, which has already achieved record video sales. Subsequent periods will include the international video release of Titanic as well as the worldwide video releases of this past summer's theatrical hits.

Television Broadcasting and Related Businesses. For the first quarter of fiscal 1999, revenues increased 8% above levels for the corresponding period of the preceding fiscal year, while operating income decreased by 3% and operating income before depreciation and amortization increased by 4%. The results of the Fox Television Stations declined slightly from the corresponding period in of the preceding fiscal year reflecting softness in the U.S. television advertising market due in part to significantly reduced General Motors advertising as a result of its prolonged labor strike. The resumption of historical automotive advertising levels this fall, in conjunction with the November elections, raised October and November pacings above year ago levels. The Company reported improved results from the corresponding period in the preceding fiscal year, primarily due to higher pricing reflecting the prior season's ratings momentum. These results were partially offset by the weak performance of several new Fall 1998 series.

Cable Network Programming. Fox News Channel reported a first quarter revenue increase of 93%, an 18% reduction in operating losses and a 38% reduction in operating losses before depreciation and amortization compared to the corresponding period of the preceding fiscal year. Fox News Channel continues to expand its distribution and is currently in 36 million homes, an increase of over 50% since the end of the first quarter of fiscal 1998. Consistent with this subscriber increase, combined advertising and affiliate revenues almost doubled, while total operating costs remained constant.

Equity Losses of Affiliates. In the first quarter of fiscal 1999, equity losses of affiliates increased to $42 million from $18 million in the corresponding period of the preceding fiscal year. These increased losses are primarily due to higher interest expense and amortization related to the acquisition of International Family Entertainment by Fox Family Worldwide, which was completed in September 1997, and the acquisition of a 40% interest in Rainbow Media's regional sports networks and certain other businesses by Fox/Liberty Networks in December 1997.

Interest Expense. Results for the first quarter of fiscal 1999 also reflect increases in intercompany interest expense, primarily due to higher average debt balances from the corresponding period of the preceding fiscal year.

Income Tax Expense on a Stand-alone Basis. The Company has not provided for or paid current income taxes due to its net taxable losses. Deferred income tax expense on a stand-alone basis represents the federal, state and foreign taxes on earnings before income taxes. The effective income tax rate for the three months ended September 30, 1998 was 40% compared with 44% in the corresponding period of the preceding fiscal year. The lower effective tax rate resulted from the relationship of non-deductible items to lower taxable income in the corresponding period of the preceding fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities during the three months ended September 30, 1998 were $29 million as compared to $58 million provided by operating activities in the corresponding period of the preceding fiscal year. The decrease was primarily attributable to increased payments for filmed entertainment and television programming costs and participations, residuals and royalties.

Net cash flows used in investing activities were $103 million and $121 million during the three months ended September 30, 1997 and 1998, respectively. The increase was primarily attributable to investments in equity affiliates which reflects additional funding of Fox/Liberty Networks and Fox Family Worldwide offset by a $21 million decrease in capital expenditures.

Financing activities primarily reflect advances received from News Corporation.

In November 1998, the Company consummated an initial public offering through the issuance of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the initial public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, the Company effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt as of September 30, 1998 against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation such that after (i) and (ii) $4.5 billion of intercompany debt is outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the $4.5 billion of intercompany indebtness after the Reorganization. For the three months ended September 30, 1998, after giving effect to the initial public offering, Reorganization and recapitalization, the pro forma net income and earnings per share would have been $63 million and $0.09, respectively, as a result of a decrease in intercompany interest expense of $10 million and an increase in income taxes of $4 million.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, services, trademarks, indemnities by the Company and News Corporation and also entered into a Tax Sharing Agreement. These agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arm's length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtness outstanding under such debt instruments at September 30, 1998 was approximately $9.3 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities (SM) due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations the may incur by reason of their guarantees of such debt obligations.


YEAR 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Certain programs may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

The Company has been focused on the Year 2000 issue for several years since its normal capital spending plan requires it to ensure that significant investments in technology in the periods prior to December 31, 1999, would be for systems which would be operational after December 31, 1999. As a result of its assessment and capital planning, no acceleration of material planned systems replacements were made due to Year 2000 issues.

Between now and January 1, 2000, the Company will proceed through its various phases of assessment, strategy, detailed planning, implementation, testing and management. The Company expects to be fully Year 2000 compliant with respect to all significant business systems during the first half of calendar 1999.

The Company has in place a Year 2000 program in each of its operating divisions. These programs, which are executed by project teams, do not rely to a significant degree on outside consultants. The objectives of these Year 2000 programs are to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels.

The Company's standard for compliance requires that for a computer system or a business process to be Year 2000 compliant, it must be designed to be used prior to, on and after January 1, 2000. Such systems or processes must be able to operate without error in dates and date-related data, including without limitation, calculating, comparing, indexing and sequencing prior to, on and after January 1, 2000.

The Company's Year 2000 project teams are focusing on the following major areas:

Core Computer Systems. Information technology systems account for much of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed, plans are in place and work is being undertaken to test and implement changes where required. No major remediation has been identified. In Filmed Entertainment, in-house systems play a limited role in the development and distribution of product. In Television and Cable Network Programming, the core systems relate to the broadcasting of programming and the placement of advertising, with respect to both of which the Company relies on standard package systems developed by vendors whose products are widely used in the industry. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans.

Equipment and Facilities. An inventory of all critical broadcast equipment, office equipment and building infrastructure has been completed for all major sites including the Company's Los Angeles lot and television stations.

Customers and Vendors. The Company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

The Company will continually review its progress against its Year 2000 plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Year 2000 related issues.

Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third-party liability.


ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not Applicable

Part II.  Other Information

Item 1.   Legal Proceedings.

          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds.

          On November 9, 1998, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement on Form S-1 (File No. 333-61515) (the "Initial Registration Statement") relating to the offering by the Company of up to 97,500,000 shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"). On November 10, 1998, the Company filed a Registration Statement pursuant to Rule 462(b) of the Securities Exchange Act of 1933, as amended, (File No. 333-67099) (the "Abbreviated Registration Statement"), which was effective upon filing with the Commission and registered an additional 27,300,000 shares of Class A Common Stock. The Initial Registration Statement, together with the Abbreviated Registration Statement, relate to the offering by the Company of an aggregate of 124,800,000 shares of Class A Common Stock, of which 106,808,000 shares were offered for sale initially in the United States and Canada by the U.S. Underwriters (the "U.S. Offering") and 18,720,000 shares were offered for sale initially outside the United States and Canada by the International Managers (the "International Offering," and, together with the U.S. Offering, the "Offerings").

          In the U.S. Offering, Merrill Lynch & Co.; Allen & Company Incorporated; Goldman, Sachs & Co.; Morgan Stanley Dean Witter; Bear, Stearns & Co. Inc.; Donaldson, Lufkin & Jenrette; J.P. Morgan & Co.; NationsBanc Montgomery Securities LLC; and Salomon Smith Barney acted as representatives of the U.S. Underwriters. In the International Offering, Merrill Lynch International; Allen & Company Incorporated; Goldman Sachs International; Morgan Stanley Dean Witter; Bear, Stearns International Limited; Donaldson, Lufkin & Jenrette; J.P. Morgan Securities Ltd.; NationsBanc Montgomery Securities LLC; and Salomon Smith Barney International acted as the International Managers.

          The Offerings commenced on November 10, 1998, and the Company's Class A Common Stock began trading on the New York Stock Exchange on November 11, 1998, under the symbol "FOX". The Offerings consisted of an aggregate of 124,800,000 shares of Class A Common Stock issued at $22.50 per share. The net proceeds from the Offerings, after deducting the underwriting discounts and other expenses payable by the Company, were approximately $2.7 billion.

          Prior to the consummation of the Offerings, News Corporation and its subsidiaries eliminated certain of the intercompany borrowings owed by the Company, and the Company issued notes (the "Intercompany Notes") to a subsidiary of News Corporation in an aggregate amount of $4.5 billion, representing the remaining intercompany borrowings and payment of dividends by a subsidiary of the Company to a subsidiary of News Corporation. The Intercompany Notes constitute unsecured, general obligations of the Company and mature on

June 30, 2003. The Intercompany Notes bear interest at a rate equal to the average cost of long-term debt of News Corporation (currently approximately 8% per annum), adjusted annually and payable quarterly. The Company used the entire net proceeds of the Offerings to repay a portion of the indebtedness owed by the Company to News Corporation and certain of its subsidiaries under the Intercompany Notes. Immediately following consummation of the Offerings and the application of the net proceeds therefrom, the aggregate amount outstanding under the Intercompany Notes was approximately $1.8 billion.

          News Corporation indirectly owns all issued and outstanding shares of the Company's Class B Common Stock, par value $.01 per share, which, after the consummation of the Offerings, represented approximately 81.4% of the equity and 97.8% of the voting power of the Company.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable

Item 5.   Other Information.

          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K.

          The exhibit index filed with the Form 10-Q follows on page 15.

                                 SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 22, 1998              FOX ENTERTAINMENT GROUP, INC.
                                          /s/ Arthur M. Siskind
                                     By:  ______________________________
                                          Name: Arthur M. Siskind
                                          Title: Senior Executive Vice President

                                 Exhibit Index


Exhibit
Number    Description

3.1       Restated Certificate of Incorporation of Fox Entertainment Group, Inc.

3.2       By-Laws of Fox Entertainment Group, Inc.