Form 10-Q
period 1998-12-31
FOX ENTERTAINMENT GROUP INC
filed 1999-02-12
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q

                              -------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended December 31, 1998.

                                      or

[_]  Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from    to

                     Commission file number 1- 14595

                              -------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---      ---

     As of February 10, 1999, 124,800,000 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1.   Financial Statements

                   Unaudited Combined Condensed Statements of Operations for the three  and six months ended December 31, 1998 and 1997...........................................  1

                   Consolidated Condensed Balance Sheet at December 31, 1998 (unaudited) and Combined
                     Condensed Balance Sheet at June 30, 1998 ........................................   2

                   Unaudited Combined Condensed Statements of Cash Flows for the six  months ended
                     December 31, 1998 and 1997.......................................................   3

                   Notes to the Unaudited Combined Condensed Financial Statements......................  4

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...........................................................  6

Signature..............................................................................................  16

Exhibit Index..........................................................................................  17

                         FOX ENTERTAINMENT GROUP, INC.

             UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                  (in millions except for per share amounts)

                                                     For the three months ended             For the six months ended
                                                           December 31,                             December 31,
                                                 --------------------------------        -------------------------------
                                                      1998              1997                  1998             1997
                                                 -------------       -------------       -------------      ------------
Revenues                                          $  2,555           $   1,977           $  4,355           $  3,455
Expenses:
 Operating                                           2,031               1,537              3,376              2,654
 Selling, general and administrative                   194                 175                377                358
 Depreciation and amortization                          72                  60                143                115
                                                 -------------       -------------       -------------      ------------

Operating income                                       258                 205                459                328
                                                 -------------       -------------       -------------      ------------
Other expense
     Interest expense, net                             (59)                (64)              (123)              (119)
     Equity in losses of affiliates                    (24)                (21)               (66)               (39)
                                                 -------------       -------------       -------------      ------------
Income before income taxes                             175                 120                270                170
Income tax expense on a stand-alone basis              (70)                (51)              (108)               (73)
                                                 -------------       -------------       -------------      ------------
Net income                                        $    105           $      69           $    162           $     97
                                                 =============       =============       =============      ============


Basic and diluted earnings per share                 $0.17           $    0.13              $0.28              $0.18
                                                 =============       =============       =============      ============
Basic and diluted weighted average number
 of common equivalent shares outstanding               615                 548                581                548
                                                 =============       =============       =============      ============



    The accompanying notes are an integral part of these unaudited combined condensed financial statements

                         FOX ENTERTAINMENT GROUP, INC.

                       COMBINED CONDENSED BALANCE SHEETS
                                 (in millions)


                                                                          December 31,                 June 30,
                                                                              1998                       1998
                                                                          -------------------------------------
                                                                          (unaudited)
 ASSETS
 Cash and cash equivalents                                                    $   212                  $   101
 Accounts receivable, net                                                       2,656                    1,949
 Filmed entertainment and television programming costs, net                     2,712                    2,071
 Investments in equity affiliates                                                 785                      791
 Property and equipment, net                                                    1,198                    1,111
 Intangible assets, net                                                         5,873                    5,941
 Other assets and investments                                                     713                      666
                                                                          -------------------------------------
   Total assets                                                               $14,149                  $12,630
                                                                         ======================================
 LIABILITIES
 Accounts payable and accrued liabilities                                     $ 1,699                  $ 1,613
 Participations, residuals and royalties payable                                1,215                    1,153
 Television programming rights payable                                            796                      513
 Deferred revenue                                                                 330                      238
 Borrowings                                                                       275                      375
 Deferred income taxes                                                            948                      874
 Other liabilities                                                                240                      221
                                                                          -------------------------------------
                                                                                5,503                    4,987
 Due to Intercompany affiliates                                                 2,016                    3,702
                                                                          -------------------------------------

   Total liabilities                                                            7,519                    8,689
                                                                          -------------------------------------

 SHAREHOLDERS' EQUITY
 Preferred stock                                                                    -                        1
 Common stock                                                                       7                        -
 Paid-in capital                                                                6,599                    3,132
 Retained earnings and other comprehensive income                                  24                      808
                                                                          -------------------------------------
Total shareholders' equity                                                      6,630                    3,941
                                                                          -------------------------------------
   Total liabilities and shareholders' equity                                 $14,149                  $12,630
                                                                          =====================================




    The accompanying notes are an integral part of these unaudited combined condensed financial statements

                         FOX ENTERTAINMENT GROUP, INC.

             UNAUDITED COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)



                                                                                        For the six months ended
                                                                                              December 31,
                                                                                     -----------------------------
                                                                                        1998                 1997
                                                                                     -----------------------------
Operating Activities
 Net income                                                                           $   162               $  97
 Adjustments to reconcile net income to net cash used in
   operating activities:
  Depreciation and amortization                                                           143                 115
  Equity in losses of affiliates                                                           66                  39
 Change in operating assets and liabilities:
 Accounts receivable and other assets                                                    (780)               (585)
 Filmed entertainment and television programming costs                                   (593)               (185)
 Accounts payable and accrued liabilities                                                 563                 349
 Participations, residuals and royalties payable                                           15                  51
                                                                                      ---------------------------
Net cash used in operating activities                                                    (424)               (119)
                                                                                      ---------------------------

Investing Activities
 Purchases of property and equipment                                                     (122)               (166)
 Investments in equity affiliates                                                         (65)                (49)
 Other investments                                                                       (111)                (41)
                                                                                      ---------------------------
Net cash used in investing activities                                                    (298)               (256)
                                                                                      ---------------------------

Financing Activities
 Borrowings                                                                                99                 145
 Repayment of borrowings                                                                 (199)               (163)
 Net proceeds from sale of Class A Common Stock                                         2,689                   -
 Advances from affiliates, net                                                         (1,756)                443
                                                                                      ---------------------------
Net cash provided by financing activities                                                 833                 425
                                                                                      ---------------------------

Net increase in cash and cash equivalents                                                 111                  50
Cash and cash equivalents, beginning of period                                            101                 256
                                                                                      ---------------------------
Cash and cash equivalents, end of period                                              $   212               $ 306
                                                                                      ===========================


   The accompanying notes are an integral part of these unaudited combined condensed financial statements

                         FOX ENTERTAINMENT GROUP, INC.

        NOTES TO THE UNAUDITED COMBINED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc.

Prior to the transaction referred to in the following paragraph, The News Corporation Limited ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. Included in this contribution were Twentieth Century Fox Film Corporation, which was acquired by News Corporation in 1985, News Corporation's interest in Fox Family Worldwide, Inc., Fox/Liberty Networks, LLC, International Sports Programming Partners, Fox/Liberty Ventures, LLC and other cable network programming and related interests. During the period covered by these financial statements these businesses were under common control as an integral part of News Corporation's overall operations. These combined condensed financial statements have been prepared from News Corporation's historical accounting records and present all of the operations of the businesses that are owned and operated by the Company after the Reorganization as if the Company had been a separate entity for all periods presented.

On November 11, 1998, the Company consummated an initial public offering through the sale and issuance of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, the Company effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced Retained earnings and Paid-in capital) such that after (i) and (ii), $4.5 billion of intercompany debt was outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness that is outstanding after the Reorganization. For the six months ended December 31, 1998, after giving effect to the initial public offering, Reorganization and recapitalization, as if they had occurred on July 1, 1998 rather than on November 11, 1998, the pro forma net income and earnings per share would have been $174 million and $0.30, respectively, as a result of a decrease in intercompany interest expense of $20 million and an increase in income taxes of $8 million.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, services, trademarks, indemnities by the Company and News Corporation. The Company and News Corporation also entered into a Tax Sharing Agreement. These agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arm's length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

                         FOX ENTERTAINMENT GROUP, INC.

        NOTES TO THE UNAUDITED COMBINED CONDENSED FINANCIAL STATEMENTS


The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had it been a separate, stand-alone entity during all the periods presented.

The accompanying unaudited combined condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these combined condensed financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

These interim combined condensed financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Total comprehensive income for the three months ended December 31, 1998 and 1997 was $107 million and $63 million, respectively. Total comprehensive income for the six months ended December 31, 1998 and 1997 was $164 million and $91 million, respectively. Total comprehensive income includes net income and currency translation adjustments of $2 million and ($6) million for the three and six months ended December 31, 1998 and 1997, respectively.



Note 2  - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 1998 was approximately $9.3 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

Note 3 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs consisted of the following:

                                                            December 31, 1998   June 30, 1998
                                                            -----------------   -------------
                                                               (unaudited)
                                                                     (in millions)
Filmed entertainment costs:
  Released, less amortization............................                $987            $788
  Completed, not released................................                  84             141
  In process.............................................                 604             564
Television programming cost, less amortization...........               1,037             578
                                                                       ------          ------
                                                                       $2,712          $2,071
                                                                       ======          ======

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. ("Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1 as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited combined condensed financial statements of the Company and related notes set forth elsewhere herein.

Prior to the initial public offering of Class A Common Stock of the Company, News Corporation effected a Reorganization by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. The combined condensed financial statements of the Company, which are discussed below, reflect the historical results of operations, financial position and cash flows of the Company's wholly owned subsidiaries prior to the Reorganization combined with the historical financial information of the businesses which were contributed to the Company from News Corporation as part of the Reorganization. Management believes the assumptions underlying the Company's combined condensed financial statements to be reasonable. The combined financial information included herein is not necessarily indicative of the consolidated results of operations, financial position and cash flows of the Company had the Reorganization occurred as of the beginning of the periods presented, and had the Company operated as a separate, stand-alone entity during these periods.

The Company manages and reports its businesses in three segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Broadcasting and Related Businesses, which principally consist of the distribution of network programming, the ownership and operation of broadcast television stations (the "Fox Television Stations"), the production and distribution of certain syndicated television programming and professional sports team ownership; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators. The Company's interests in certain cable network programming and related ventures, including Fox/Liberty Networks, LLC, Fox Family Worldwide Inc., Fox/Liberty Ventures, LLC and International Sports Programming Partners, are included in equity in earnings (loss) of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video sales, and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly impacted by the timing of the Company's theatrical and home video releases, the number of its original and returning television series that are aired by Fox Broadcasting Company ("FOX") and the other broadcast television networks and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Broadcasting and Related Businesses. The Television Broadcasting and Related Businesses segment derives revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by FOX and to local advertisers by the Fox Television Stations in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly subscriber fees as well as from the sale of advertising time. Monthly subscriber fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions.

Components of Expenses

Filmed Entertainment. Costs incurred by the Filmed Entertainment segment include production, certain exploitation costs, primarily including prints and advertising, capitalized overhead and interest costs, participations and talent residuals. General and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses as well as legal, accounting and consulting fees.

Television Broadcasting and Related Businesses and Cable Network Programming. Expenses of the Television Broadcasting and Related Businesses segment and the Cable Network Programming segment include expenses related to producing original programming and acquiring programming and rights to programming, as well as general and administrative expenses. Production and technical expenses typically include expenses related to operating the technical facilities of the broadcaster or cable network. Marketing expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network. Advertising expenses include sales commissions paid to the in-house sales force involved in the sale of advertising and commissions paid to outside representatives.

Results of Operations - Three months ended December 31, 1998 vs. Three months ended December 31, 1997

The following table sets forth the Company's operating results, by segment, for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997:

                                                                              Three months ended
                                                                        ------------------------------
                                                                                 December 31,
                                                                        ------------------------------
                                                                             1998            1997           Change
                                                                        --------------  --------------  --------------
                                                                                    (Dollars in Millions)
Revenues:
  Filmed Entertainment................................................         $1,470          $1,003            $467
  Television Broadcasting and Related Businesses......................          1,056             959              97
  Cable Network Programming...........................................             29              15              14
                                                                               ------          ------            ----
Total Revenues........................................................         $2,555          $1,977            $578
                                                                               ======          ======            ====

Operating Income (Loss):
  Filmed Entertainment................................................         $  164          $   67            $ 97
  Television Broadcasting and Related Businesses......................            125             171             (46)
  Cable Network Programming...........................................            (31)            (33)              2
                                                                               ------          ------            ----
Total Operating Income................................................            258             205              53
Interest expense, net.................................................            (59)            (64)              5
Equity in losses of affiliates........................................            (24)            (21)             (3)
                                                                               ------          ------            ----
Income before income taxes............................................            175             120              55
Income tax expense on a stand-alone basis.............................            (70)            (51)            (19)
                                                                               ------          ------            ----
Net Income............................................................         $  105          $   69            $ 36
                                                                               ======          ======            ====

Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
  Filmed Entertainment................................................         $  173          $   74            $ 99
  Television Broadcasting and Related Businesses......................            175             213             (38)
  Cable Network Programming...........................................            (18)            (22)              4
                                                                               ------          ------            ----
Total Operating Income Before
               Depreciation and Amortization (1)......................         $  330          $  265            $ 65
                                                                               ======          ======            ====

(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it allows for the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP. Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affected.

Filmed Entertainment. For the second quarter of fiscal 1999, revenues increased 47%, operating income increased 145% and operating income before depreciation and amortization increased 134% compared to the corresponding period of the preceding fiscal year. The increase in revenue and operating income from the corresponding period of the preceding fiscal year can be attributed to the strong international theatrical performance of There's Something About Mary, Dr. Dolittle and the international video release of Titanic. Titanic became the best selling video of all time with approximately 58 million units sold worldwide and Dr. Dolittle sold over 8 million units through December 31, 1998. In theatrical release, There's Something About Mary achieved international success as well, with $179 million in overseas box office receipts bringing its total worldwide box office receipts to over $355 million to date. Operating results from the successful films mentioned above were partially offset by the disappointing results of The Siege. The corresponding period in the preceding year was negatively impacted by the disappointing results of Home Alone 3, Out to Sea and A Life Less Ordinary. Subsequent periods will include the worldwide video release of There's Something About Mary as well as this past Fall's theatrical releases.

Television Broadcasting and Related Businesses. For the second quarter of fiscal 1999, revenues increased 10% above levels for the corresponding period of the preceding fiscal year, while operating income decreased by 27% and operating income before depreciation and amortization decreased by 18%. The second quarter Fox Television Stations operating results increased as compared to the corresponding period in the preceding year, primarily reflecting an increased demand in advertising for the November elections. The strong news and day part programming of the Fox Television Stations located in Atlanta and Dallas contributed to an increase in overall market share of Fox Television Stations by three percent to an average of 20%. Fox Broadcasting Company's earnings decreased from the corresponding period of the preceding fiscal year due to increased programming costs related to FOX's National Football League contract combined with a loss on FOX's Major League Baseball contract due to the New
York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game.

Cable Network Programming. Fox News Channel reported a second quarter revenue increase of 93%, a 6% reduction in operating losses and a 18% reduction in operating losses before depreciation and amortization compared to the corresponding period of the preceding fiscal year. Fox News Channel continues to expand its distribution and is currently in 37 million homes, an increase of over 47% since the end of the second quarter of fiscal 1998. Consistent with this subscriber increase, combined advertising and affiliate revenues almost doubled in the fiscal second quarter as compared to the corresponding period in the preceding year, partially offset by increases in programming, affiliate newsgathering, and launch support expenses.

Equity in losses of affiliates. In the second quarter of fiscal 1999, equity in losses of affiliates increased to $24 million from $21 million in the corresponding period of the preceding fiscal year. The increase in equity in losses of affiliates was primarily related to the results of the Company's joint ventures with Liberty Media Corporation, where despite subscriber and advertising sales growth at certain of the regional sports networks and the FX network, profits were negatively impacted by the costs of start-up businesses including certain regional sports networks, Fox Sports News and Fox Sports Americas. Additionally, results were negatively affected by financing costs associated with the acquisition of a 40% interest in Regional Programming Partners, an affiliate of Rainbow Media Sports Holdings, Inc .

Interest expense. Results for the second quarter of fiscal 1999 compared to the corresponding period of the preceding fiscal year reflect decreased external interest expense, which was partially offset by increases in intercompany interest expense, primarily due to higher average intercompany debt balances. In connection with the Reorganization and recapitalization that occurred prior to the initial public offering, the interest rate on outstanding intercompany indebtedness was adjusted from 5% to 8%.

Income tax expense on a stand-alone basis. Income tax expense for the second quarter of fiscal 1999 increased to $70 million from $51 million in the corresponding period of the preceding year. The increase was primarily due to the increase in income before taxes. The effective income tax rate for the three months ended December 31, 1998 was 40% compared with 43% in the corresponding period of the preceding fiscal year. The lower effective tax rate reflects the relationship of non-deductible items to lower income before income taxes in the corresponding period of the preceding fiscal year as compared to the current period.

Results of Operations - Six months ended December 31, 1998 vs. Six months ended December 31, 1997

The following table sets forth the Company's operating results, by segment, for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997:

                                                                                Six months ended
                                                                                  December 31,
                                                                        --------------------------------
                                                                             1998             1997            Change
                                                                        ---------------  ---------------  ---------------
                                                                                     (Dollars in Millions)
Revenues:
  Filmed Entertainment................................................          $2,530           $1,806             $724
  Television Broadcasting and Related Businesses......................           1,769            1,620              149
  Cable Network Programming...........................................              56               29               27
                                                                                ------           ------             ----
Total Revenues........................................................          $4,355           $3,455             $900
                                                                                ======           ======             ====

Operating Income (Loss):
  Filmed Entertainment................................................          $  289           $  117             $172
  Television Broadcasting and Related Businesses......................             232              282              (50)
  Cable Network Programming...........................................             (62)             (71)               9
                                                                                ------           ------             ----
Total Operating Income................................................             459              328              131
Interest expense, net.................................................            (123)            (119)              (4)
Equity in losses of affiliates........................................             (66)             (39)             (27)
                                                                                ------           ------             ----
Income before income taxes............................................             270              170              100
Income tax expense on a stand-alone basis.............................            (108)             (73)             (35)
                                                                                ------           ------             ----
Net Income............................................................          $  162           $   97             $ 65
                                                                                ======           ======             ====

Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
  Filmed Entertainment................................................          $  306           $  130             $176
  Television Broadcasting and Related Businesses......................             332              364              (32)
  Cable Network Programming...........................................             (36)             (51)              15
                                                                                ------           ------             ----
Total Operating Income Before
               Depreciation and Amortization (1)......................          $  602           $  443             $159
                                                                                ======           ======             ====

(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it allows for the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP. Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affected.

Filmed Entertainment. For the first six months of fiscal 1999, revenues increased 40%, operating income increased 147% and operating income before depreciation and amortization increased 135% compared to the corresponding period of the preceding fiscal year. Twentieth Century Fox Film continued to enjoy the success of several summer releases with strong worldwide theatrical results from such films as There's Something About Mary, The X-Files, and Dr. Dolittle. In addition, the domestic video releases of The X-Files and Dr. Dolittle and the worldwide video release of Titanic occurred in the first half of fiscal 1999. Titanic became the best selling video of all time with approximately 58 million units sold worldwide and Dr. Dolittle sold over 8 million units through December 31, 1998. In theatrical release, There's Something About Mary achieved international success as well, with $179 million in overseas box office receipts bringing its total worldwide box office receipts to over $355 million to date. Operating results from the successful films mentioned above were partially offset by the disappointing results of The Siege. The corresponding period in the preceding year was negatively impacted by the disappointing results of Home Alone 3, Out to Sea and A Life Less Ordinary. Subsequent periods will include the worldwide video release of There's Something About Mary as well as this past Fall's theatrical releases.

Television Broadcasting and Related Businesses. For the first six months of fiscal 1999, revenues increased 9% above levels from the corresponding period of the preceding fiscal year, while operating income decreased by 18% and operating income before depreciation and amortization decreased by 9%. Fox's earnings decreased from the corresponding period of the preceding fiscal year due to increased programming costs related to FOX's National Football League contract combined with a loss on FOX's Major League Baseball contract due to the New York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game. The results of the Fox Television Stations declined slightly from the corresponding period in the preceding fiscal year reflecting softness in the U.S. television advertising market during the first fiscal quarter of 1999 due in part to significantly reduced General Motors advertising as a result of its prolonged labor strike during that period. The resumption of historical automotive advertising levels this fall, in conjunction with the November elections, raised October and November pacings above year ago levels.

Cable Network Programming. Fox News Channel reported a revenue increase of 93% for the first six months of fiscal 1999, a 13% reduction in operating losses and a 29% reduction in operating losses before depreciation and amortization compared to the corresponding period of the preceding fiscal year. Fox News Channel continues to expand its distribution and is currently in 37 million homes, an increase of over 47% since the end of the first six months of fiscal 1998. Consistent with this subscriber increase, combined advertising and affiliate revenues almost doubled in the fiscal second quarter as compared to the corresponding period in the preceding year, partially offset by increases in programming, affiliate newsgathering and launch support expenses.

Equity in losses of affiliates. In the first six months of fiscal 1999, equity in losses of affiliates increased to $66 million from $39 million in the corresponding period of the preceding fiscal year. The increase in equity in losses of affiliates was primarily related to the results of the Company's joint ventures with Liberty Media Corporation, where despite subscriber and advertising sales growth at certain of the regional sports networks and the FX network, profits were negatively impacted by the costs of start-up businesses including certain regional sports networks, Fox Sports News and Fox Sports Americas. Additionally, results were negatively affected by financing costs associated with the acquisition of a 40% interest in Regional Programming Partners, an affiliate of Rainbow Media Sports Holdings, Inc. In addition, the increase in equity in losses of affiliates included the cost of the Fox Family Channel launch in August 1998.

Interest expense. Results for the first six months of fiscal 1999 reflect decreased external interest expense, compared to the corresponding period of the preceding fiscal year which was partially offset by increases in intercompany interest expense, primarily due to higher average intercompany debt balances. In connection with the reorganization and recapitalization that occurred prior to the initial public offering, the interest rate on outstanding intercompany indebtedness was adjusted from 5% to 8%.

Income tax expense on a stand-alone basis. Income tax expense for the first six months of fiscal 1999 increased to $108 million from $73 million in the corresponding period of the preceding year. The increase was primarily due to the increase in income before taxes. The effective income tax rate for the six months ended December 31, 1998 was 40% compared with 43% in the corresponding period of the preceding fiscal year. The lower effective tax rate reflects the relationship of non-deductible items to lower income before income taxes in the corresponding period of the preceding fiscal year as compared to the current period.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the six months ended December 31, 1998 were $424 million as compared to $119 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to increased payments for filmed entertainment and television programming costs, primarily reflecting payments on the National Football League contract, which was partially offset by higher accounts payable and accrued liabilities. In addition, the net operating cash flows were affected by the build up of accounts receivable related to the international video release of Titanic, and the domestic video releases of Dr. Dolittle, Hope Floats and The X-Files. Although these titles were released in the second quarter, only a portion of the Titanic receipts and none of the Dr. Dolittle, Hope Floats or The X-Files receipts were collected in the second quarter. This is compared to the second quarter of fiscal 1998, which included receipts from the worldwide theatrical release of The Full Monty and domestic video receipts for Volcano and The Star Wars Trilogy.

Net cash flows used in investing activities were $298 million and $256 million during the six months ended December 31, 1998 and 1997, respectively. The increase was primarily attributable to investments in equity affiliates which reflects additional funding to Fox/Liberty Ventures, LLC and Fox Studios Australia which were partially offset by a $60 million decrease in capital expenditures and other investments.

Net cash flows provided by financing activities were $833 million and $425 million during the six months ended December 31, 1998 and 1997, respectively. The increase was primarily due to the net effect of advances received from News Corporation offset by repayment of external borrowings.

In November 1998, the Company consummated an initial public offering through the issuance of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the initial public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, the Company effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt as of September 30, 1998 against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced Retained earnings and Paid-in capital) such that after (i) and (ii) $4.5 billion of intercompany debt was outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock (which has ten to one supervoting rights over Class A Common Stock), and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness after the Reorganization. Subsequent to the Reorganization, recapitalization and the application of the $2.7 billion of net proceeds from the initial public offering, total intercompany debt was reduced from $4.5 billion to approximately $1.8 billion.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, services, trademarks, indemnities by the Company and News Corporation. The Company and News Corporation also entered also entered into a Tax Sharing Agreement. These agreements were negotiated in the context of a parent-subsidiary relationship and therefore are not the result of arm's length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 1998 was approximately $9.3 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Part II.  Other Information

Item 1.   Legal Proceedings.

          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds.

          Not Applicable

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable

Item 5.   Other Information.

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          The exhibit index filed with this Form 10-Q follows on page 17.

                                   SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 11, 1999                FOX ENTERTAINMENT GROUP, INC.

                                       By: /s/ David F. DeVoe
                                          ______________________________
                                       Name:  David F. DeVoe
                                       Title: Chief Financial Officer

                                 Exhibit Index


Exhibit
Number         Description

27.1           Financial Data Schedule