Form 10-Q
period 1999-03-31
FOX ENTERTAINMENT GROUP INC
filed 1999-05-12
CIK 1068002

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                             ____________________

                                   FORM 10-Q

                             ____________________


{X}  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
       Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                      or

{_}  Transition report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the transition period from         to        .


                        Commission file number 1- 14595

                             ____________________


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

                             ____________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No  __
                                 ---

     As of May 12, 1999, 124,800,000 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.


================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                          Page
                                                                                                                          ----

Part I.  Financial Information

         Item 1.  Financial Statements
         Unaudited Combined Condensed Statements of Operations for the three and nine months
            ended March 31, 1999 and 1998................................................................................   1

         Consolidated Condensed Balance Sheet at March 31, 1999 (unaudited) and
            Combined Condensed Balance Sheet at June 30, 1998............................................................   2

         Unaudited Combined Condensed Statements of Cash Flows for the nine months
            ended March 31, 1999 and 1998................................................................................   3

         Notes to the Unaudited Combined Condensed Financial Statements..................................................   4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   7

Signature................................................................................................................  18

Exhibit Index............................................................................................................  19


                         FOX ENTERTAINMENT GROUP, INC.

             UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)

                                               For the three months ended                      For the nine months ended
                                                        March 31,                                      March 31,
                                         -------------------------------------            ------------------------------------
                                               1999                    1998                    1999                    1998
                                         ------------             ------------            ------------            ------------
Revenues                                      $1,733                  $1,814                  $6,088                  $5,269
Expenses:
 Operating                                     1,347                   1,328                   4,723                   3,982
 Selling, general and
  administrative                                 203                     212                     580                     570
 Depreciation and amortization                    83                      68                     226                     183
                                         ------------             ------------            ------------            ------------
Operating income                                 100                     206                     559                     534
                                         ------------             ------------            ------------            ------------
Other expense:
 Interest expense, net                           (56)                    (63)                   (179)                   (182)
 Equity in losses of affiliates                  (30)                    (12)                    (96)                    (51)
                                         ------------             ------------            ------------            ------------
Income before income taxes                        14                     131                     284                     301
Income tax expense on a
 stand-alone basis                                (6)                    (55)                   (114)                   (128)
                                         ------------             ------------            ------------            ------------
Net income                                    $    8                  $   76                  $  170                  $  173
                                         ============             ============            ============            ============

Basic and diluted earnings per share           $0.01                   $0.14                   $0.28                   $0.32
                                         ============             ============            ============            ============
Basic and diluted weighted
 average number of common
 equivalent shares outstanding                   672                     548                     611                     548
                                         ============             ============            ============            ============



    The accompanying notes are an integral part of these unaudited combined condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                       COMBINED CONDENSED BALANCE SHEETS
                                 (in millions)


                                                                               March 31,                June 30,
                                                                                 1999                     1998
                                                                           -------------             -----------
                                                                             (unaudited)
 ASSETS
 Cash and cash equivalents                                                     $   339                  $   101
 Accounts receivable, net                                                        2,052                    1,949
 Filmed entertainment and television programming costs, net                      2,592                    2,071
 Investments in equity affiliates                                                  788                      791
 Property and equipment, net                                                     1,238                    1,111
 Intangible assets, net                                                          5,897                    5,941
 Other assets and investments                                                      735                      666
                                                                           ------------              -----------
   Total assets                                                                $13,641                  $12,630
                                                                           ============              ===========

 LIABILITIES
 Accounts payable and accrued liabilities                                      $ 1,734                  $ 1,613
 Participations, residuals and royalties payable                                 1,184                    1,153
 Television programming rights payable                                             611                      513
 Deferred revenue                                                                  334                      238
 Borrowings                                                                        236                      375
 Deferred income taxes                                                             997                      874
 Other liabilities                                                                 233                      221
                                                                           ------------              -----------
                                                                                 5,329                    4,987
 Due to intercompany affiliates                                                  1,674                    3,702
                                                                           ------------              -----------
   Total liabilities                                                             7,003                    8,689
                                                                           ------------              -----------

 SHAREHOLDERS' EQUITY
 Preferred stock                                                                     -                        1
 Common stock                                                                        7                        -
 Paid-in capital                                                                 6,599                    3,132
 Retained earnings and other comprehensive income                                   32                      808
                                                                           ------------              -----------
   Total shareholders' equity                                                    6,638                    3,941
                                                                           ------------              -----------
   Total liabilities and shareholders' equity                                  $13,641                  $12,630
                                                                           ============              ===========

    The accompanying notes are an integral part of these unaudited combined condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

             UNAUDITED COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)



                                                                                    For the nine months ended
                                                                                             March 31,
                                                                                --------------------------------------
                                                                                   1999                        1998
                                                                                ----------                   ---------
Operating Activities
 Net income                                                                       $   170                       $ 173
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       226                         183
  Equity in losses of affiliates                                                       96                          51
Change in operating assets and liabilities:
  Accounts receivable and other assets                                               (184)                       (560)
  Filmed entertainment and television programming costs                              (491)                       (143)
  Accounts payable and accrued liabilities                                            405                         428
  Participations, residuals and royalties payable                                       -                          46
                                                                                ----------                   ---------
Net cash provided by operating activities                                             222                         178
                                                                                ----------                  ----------

Investing Activities
 Purchases of property and equipment                                                 (198)                       (206)
 Investments in equity affiliates                                                     (92)                        (46)
 Other investments                                                                   (137)                        (44)
                                                                                ----------                   ---------
Net cash used in investing activities                                                (427)                       (296)
                                                                                ----------                   ---------

Financing Activities
 Borrowings                                                                           107                         247
 Repayment of borrowings                                                             (245)                       (379)
 Net proceeds from sale of Class A Common Stock                                     2,689                           -
 Advances from affiliates, net                                                     (2,108)                        270
                                                                                ----------                   ---------
Net cash provided by financing activities                                             443                         138
                                                                                ----------                   ---------

Net increase in cash and cash equivalents                                             238                          20
Cash and cash equivalents, beginning of period                                        101                         256
                                                                                ----------                   ---------
Cash and cash equivalents, end of period                                          $   339                     $   276
                                                                                ==========                   =========

    The accompanying notes are an integral part of these unaudited combined condensed financial statements.

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

Prior to the initial public offering referred to in the following paragraph, The News Corporation Limited ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. Included in this contribution were Twentieth Century Fox Film Corporation, which was acquired by News Corporation in 1985, News Corporation's interest in Fox Family Worldwide, Inc., Fox/Liberty Networks, LLC, International Sports Programming Partners, Fox/Liberty Ventures, LLC and other cable network programming and related interests. During the period covered by these financial statements these businesses were under common control as an integral part of News Corporation's overall operations. These combined condensed financial statements have been prepared from News Corporation's historical accounting records and present all of the operations of the businesses that are owned and operated by the Company after the Reorganization as if the Company had been a separate entity for all periods presented.

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, News Corporation effected the Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced Retained earnings and Paid-in capital) such that after (i) and (ii), $4.5 billion of intercompany debt was outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness that was outstanding after the Reorganization. For the nine months ended March 31, 1999, after giving effect to the initial public offering, Reorganization and recapitalization, as if they had occurred on July 1, 1998 rather than on November 11, 1998, the pro forma net income and earnings per share would have been $176 million and $0.26, respectively, as a result of a decrease in intercompany interest expense of $10 million, an increase in income taxes of $4 million and an increase of 61 million in the weighted average number of shares outstanding.

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

                         FOX ENTERTAINMENT GROUP, INC.
        NOTES TO THE UNAUDITED COMBINED CONDENSED FINANCIAL STATEMENTS

The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during all the periods presented.

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

Total comprehensive income for the three months ended March 31, 1999 and 1998 was $8 million and $76 million, respectively. Total comprehensive income for the nine months ended March 31, 1999 and 1998 was $172 million and $167 million, respectively. Total comprehensive income includes net income and currency translation adjustments of $2 million and $(6) million for the nine months ended March 31, 1999 and 1998, respectively.

Note 2  - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at March 31, 1999 was approximately $9.36 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

                         FOX ENTERTAINMENT GROUP, INC.
        NOTES TO THE UNAUDITED COMBINED CONDENSED FINANCIAL STATEMENTS

Note 3 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs consisted of the following:

                                                                      March 31,   June 30,
                                                                         1999        1998
                                                                    -----------  --------
                                                                    (unaudited)
                                                                        (in millions)
                                                                    ---------------------
Filmed entertainment costs:
    Released, less amortization...................................      $  900     $  788
    Completed, not released.......................................         120        141
    In process....................................................         667        564
Television programming costs, less amortization...................         905        578
                                                                        ------     ------
                                                                        $2,592     $2,071
                                                                        ======     ======

Note 4 - Subsequent Event

On April 5, 1999, News Corporation announced that it would acquire substantially all of Liberty Media Corporation's ("Liberty") 50% interest in Fox/Liberty Networks, LLC. In exchange for its interest, Liberty will receive approximately
51.8 million ADRs (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

Upon consummation of this transaction, News Corporation has indicated that it will transfer the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion, based on the ten day average of the Company's stock price prior to the announcement of the transaction. This transfer to the Company will increase News Corporation's equity interest to 82.76% from 81.44% while its voting interest will remain at 97.8%.

This transaction is expected to close on or about June 30, 1999 upon fulfillment of certain customary conditions, including regulatory approvals.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1(SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited combined condensed financial statements of the Company and related notes set forth elsewhere herein.

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

The Company manages and reports its businesses in three segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Broadcasting and Related Businesses, which principally consist of the distribution of network programming, the ownership and operation of broadcast television stations (the "Fox Television Stations"), the production and distribution of certain syndicated television programming and professional sports team ownership; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators. The Company's interests in certain cable network programming and related ventures, including Fox/Liberty Networks, LLC, Fox Family Worldwide, Inc., Fox/Liberty Ventures, LLC and International Sports Programming Partners, are included in equity in earnings (loss) of affiliates and, accordingly, are not reported in the segments set forth above.

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

Components of Expenses

Filmed Entertainment. Costs incurred by the Filmed Entertainment segment include production, certain exploitation costs, primarily including prints and advertising, capitalized overhead and interest costs, participations and talent residuals. General and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses, as well as legal, accounting and consulting fees.

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

Results of Operations - Three months ended March 31, 1999 vs. Three months ended March 31, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998:

                                                                              Three months ended
                                                                        ------------------------------
                                                                                  March 31,
                                                                        ------------------------------
                                                                             1999            1998           Change
                                                                        --------------  --------------  --------------
                                                                               (Dollars in Millions)
Revenues:
    Filmed Entertainment..............................................     $  812          $1,132           $(320)
    Television Broadcasting and Related Businesses....................        886             661             225
    Cable Network Programming.........................................         35              21              14
                                                                           ------          ------           -----
 Total Revenues.......................................................     $1,733          $1,814           $ (81)
                                                                           ======          ======           =====

Operating Income (Loss):
    Filmed Entertainment..............................................     $   41          $  158           $(117)
    Television Broadcasting and Related Businesses....................         92             101              (9)
    Cable Network Programming.........................................        (33)            (36)              3
                                                                           ------          ------           -----
                                                                              100             223            (123)
    Other charges.....................................................          -             (17)             17
                                                                           ------          ------           -----
 Total Operating Income...............................................        100             206            (106)
Interest expense, net.................................................        (56)            (63)              7
Equity in losses of affiliates........................................        (30)            (12)            (18)
                                                                           ------          ------           -----
Income before income taxes............................................         14             131            (117)
Income tax expense on a stand-alone basis.............................         (6)            (55)             49
                                                                           ------          ------           -----
Net Income............................................................     $    8          $   76           $ (68)
                                                                           ======          ======           =====

Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
    Filmed Entertainment..............................................     $   51          $  165           $(114)
    Television Broadcasting and Related Businesses....................        149             150              (1)
    Cable Network Programming.........................................        (17)            (24)              7
                                                                           ------          ------           -----
                                                                              183             291            (108)
    Other charges.....................................................          -             (17)             17
                                                                           ------          ------           -----
Total Operating Income Before
         Depreciation and Amortization (1)............................     $  183          $  274           $ (91)
                                                                           ======          ======           =====

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

Filmed Entertainment. For the third quarter of fiscal 1999, revenues decreased 28%, operating income decreased 74% and operating income before depreciation and amortization decreased 69% compared to the corresponding period of the preceding fiscal year. The decrease in revenues and operating income as compared to the corresponding period of the preceding fiscal year is attributable to the fact that the prior year period included the revenues and profits from the record-setting international theatrical success of Titanic and the worldwide video success of The Full Monty. The current quarter included the revenues and profits from the domestic video release of There's Something About Mary and the international video release of Dr. Dolittle. Favorable operating results from the successful films in the most recently completed quarter were partially offset by the disappointing results of Thin Red Line and Ravenous. The corresponding period in the preceding year was negatively impacted by the disappointing results of Oscar and Lucinda, Firestorm and Great Expectations.

Television Broadcasting and Related Businesses. For the third quarter of fiscal 1999, revenues increased 34% above levels for the corresponding period of the preceding fiscal year, while operating income decreased by 9% and operating income before depreciation and amortization was unchanged. The third quarter Fox Television Stations operating results increased as compared to the corresponding period in the preceding year, primarily reflecting an increased demand in advertising from the broadcast of the Super Bowl, which was broadcast by a different network in 1998. FOX's earnings decreased from the corresponding period of the preceding fiscal year due primarily to lower ratings for National Hockey League games and increased programming costs related to FOX's National Football League contract as well as returning prime time programming.

Cable Network Programming. Fox News Channel reported a third quarter revenue increase of 67%, a 8% reduction in operating losses and a 29% reduction in operating losses before depreciation and amortization compared to the corresponding period of the preceding fiscal year. Fox News Channel continues to expand its distribution and is currently in 40 million homes. Consistent with this subscriber increase, combined advertising and affiliate revenues almost doubled in the fiscal third quarter as compared to the corresponding period in the preceding year. The related decrease in operating losses was partially offset by increases in marketing, programming and newsgathering expenses.

Equity in losses of affiliates. In the third quarter of fiscal 1999, equity in losses of affiliates increased to $30 million from $12 million in the corresponding period of the preceding fiscal year. The increase in equity in losses of affiliates was primarily related to the results of the Company's joint ventures with Liberty Media Corporation, where despite subscriber and advertising sales growth at certain of the regional sports networks and the FX network, profits were negatively impacted by a decrease in the number of professional events due to the NBA lockout and the costs of start-up businesses including certain regional sports networks, Fox Sports News and Fox Sports Americas. Additionally, equity in losses of affiliates was affected by the results of Fox Family Worldwide, Inc., where reduced advertising revenues and lower revenues from home video releases negatively impacted earnings.

Other charges. In fiscal 1998, the Company closed one of its film divisions resulting in a non-recurring charge.

Interest expense. Results for the third quarter of fiscal 1999 compared to the corresponding period of the preceding fiscal year reflect decreased external interest expense, which was partially offset by increases in intercompany interest expense, primarily due to an increase in the interest rate. The interest rate was increased in connection with the Reorganization and recapitalization that occurred prior to the initial public offering, the interest rate on outstanding intercompany indebtedness was adjusted from 5% to 8%.

Income tax expense on a stand-alone basis. Income tax expense for the third quarter of fiscal 1999 decreased to $6 million from $55 million in the corresponding period of the preceding year. The decrease was due to the decrease in income before income taxes. The effective income tax rate for the three months ended March 31, 1999 was 43%, as compared with 42% in the corresponding period of the preceding fiscal year.

Results of Operations - Nine months ended March 31, 1999 vs. Nine months ended March 31, 1998

The following table sets forth the Company's operating results, by segment, for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998:

                                                                                Nine months ended
                                                                                    March 31,
                                                                        ---------------------------------
                                                                             1999             1998              Change
                                                                        --------------  -----------------  ----------------
                                                                                      (Dollars in Millions)
Revenues:
    Filmed Entertainment..............................................     $3,342             $2,938              $404
    Television Broadcasting and Related Businesses....................      2,655              2,281               374
    Cable Network Programming.........................................         91                 50                41
                                                                           ------             ------              ----
 Total Revenues.......................................................     $6,088             $5,269              $819
                                                                           ======             ======              ====

Operating Income (Loss):
    Filmed Entertainment..............................................     $  330             $  275              $ 55
    Television Broadcasting and Related Businesses....................        324                383               (59)
    Cable Network Programming.........................................        (95)              (107)               12
                                                                           ------             ------              ----
                                                                              559                551                 8
    Other charges.....................................................          -                (17)               17
                                                                           ------             ------              ----
 Total Operating Income...............................................        559                534                25
Interest expense, net.................................................       (179)              (182)                3
Equity in losses of affiliates........................................        (96)               (51)              (45)
                                                                           ------             ------              ----
Income before income taxes............................................        284                301               (17)
Income tax expense on a stand-alone basis.............................       (114)              (128)               14
                                                                           ------             ------              ----
Net Income............................................................     $  170             $  173              $ (3)
                                                                           ======             ======              ====

Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
    Filmed Entertainment..............................................     $  357             $  295              $ 62
    Television Broadcasting and Related Businesses....................        481                514               (33)
    Cable Network Programming.........................................        (53)               (75)               22
                                                                           ------             ------              ----
                                                                              785                734                51
    Other charges.....................................................          -                (17)               17
                                                                           ------             ------              ----
Total Operating Income Before
         Depreciation and Amortization (1)............................     $  785             $  717              $ 68
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

Filmed Entertainment. For the first nine months of fiscal 1999, revenues increased 14%, operating income increased 20% and operating income before depreciation and amortization increased 21% compared to the corresponding period of the preceding fiscal year. The increase in revenue was primarily attributable to the continued success of summer releases combined with strong worldwide theatrical and home video releases of There's Something About Mary and Dr. Dolittle. Also included in the first nine months of fiscal 1999 was the worldwide video release of Titanic which has achieved record video sales. The comparable period of the previous year included the international theatrical release of Titanic, the theatrical and home video release of The Full Monty, and the video release of the Star Wars Trilogy. Operating results from the successful films mentioned above were partially offset by the disappointing results of Thin Red Line, Ravenous and A Cool Dry Place. The corresponding period in the preceding year was negatively impacted by the disappointing results of Home Alone 3, Out to Sea and The Newton Boys.

Television Broadcasting and Related Businesses. For the first nine months of fiscal 1999, revenues increased 16% above levels for the corresponding period of the preceding fiscal year, while operating income decreased by 15% and operating income before depreciation and amortization decreased by 6%. FOX's earnings decreased from the corresponding period of the preceding fiscal year due to increased programming costs related to FOX's National Football League contract combined with a loss on FOX's Major League Baseball contract due to the New York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game. The results of the Fox Television Stations increased slightly from the corresponding period in the preceding fiscal year due to an increase in market share from 18.4% to 19.5% in the first nine months of fiscal 1999.

Cable Network Programming. Fox News Channel reported a revenue increase of 82% for the first nine months of fiscal 1999, a 11% reduction in operating losses and a 29% reduction in operating losses before depreciation and amortization compared to the corresponding period of the preceding fiscal year. Fox News Channel continues to expand its distribution and is currently in 40 million homes. Consistent with this subscriber increase, combined advertising and affiliate revenues almost doubled in the fiscal third quarter as compared to the corresponding period in the preceding year, partially offset by increases in marketing, programming and newsgathering expenses.

Equity in losses of affiliates. In the first nine months of fiscal 1999, equity in losses of affiliates increased to $96 million from $51 million in the corresponding period of the preceding fiscal year. The increase in equity in losses of affiliates was primarily related to the results of the Company's joint ventures with Liberty Media Corporation, where despite subscriber and advertising sales growth at certain of the regional sports networks and the FX network, profits were negatively impacted by the costs of start-up businesses including certain regional sports networks, Fox Sports News and Fox Sports Americas. Additionally, equity in losses of affiliates was affected by the results of Fox Family Worldwide, Inc., where reduced advertising revenues and lower revenues from home video releases negatively impacted earnings. Results were also negatively affected by financing costs associated with the acquisition of a 40% interest in Regional Programming Partners, an affiliate of Rainbow Media Sports Holdings, Inc. In addition, the increase in equity in losses of affiliates included the cost of the Fox Family Channel launch in August 1998.

Other charges. In fiscal 1998, the Company closed one of its film divisions resulting in a non-recurring charge.

Interest expense. Results for the first nine months of fiscal 1999 reflect decreased external interest expense, compared to the corresponding period of the preceding fiscal year which was partially offset by increases in intercompany interest expense, primarily due to an increase in the interest rate. The interest rate was increased in connection with the reorganization and recapitalization that occurred prior to the initial public offering the interest rate on outstanding intercompany indebtedness was adjusted from 5% to 8%.

Income tax expense on a stand-alone basis. Income tax expense for the first nine months of fiscal 1999 decreased to $114 million from $128 million in the corresponding period of the preceding year. The decrease was primarily due to the decrease in income before income taxes. The effective income tax rate for the nine months ended March 31, 1999 was 40% compared with 43% in the corresponding period of the preceding fiscal year. The lower effective tax rate reflects the relationship of non-deductible items to lower income before income taxes in the corresponding period of the preceding fiscal year as compared to the current period.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows provided by operating activities during the nine months ended March 31, 1999 were $222 million as compared to $178 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to the collection of accounts receivable related to the international video release of Titanic, and the domestic video releases of Dr. Dolittle, Hope Floats and The X-Files which was partially offset by increased payments for filmed entertainment and television programming costs, primarily reflecting payments on the National Football League contract. The first nine months of fiscal 1998 included receipts from the worldwide theatrical release of The Full Monty and domestic video receipts for Volcano and The Star Wars Trilogy.

Net cash flows used in investing activities were $427 million and $296 million during the nine months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to investments in equity affiliates which reflects additional funding to Fox/Liberty Networks, LLC, Fox Studios Australia and other investments.

Net cash flows provided by financing activities were $443 million and $138 million during the nine months ended March 31, 1999 and 1998, respectively. The increase was primarily due to the net effect of advances received from News Corporation and its subsidiaries offset by repayment of external borrowings.

In November 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the initial public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, News Corporation effected the Reorganization and a recapitalization that gave effect to the following transactions: (i) the elimination of certain outstanding intercompany debt as of September 30, 1998 against Paid-in capital, (ii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced Retained earnings and Paid-in capital) such that after (i) and (ii) $4.5 billion of intercompany debt was outstanding, (iii) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock (which has ten to one supervoting rights over Class A Common Stock), and (iv) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness after the Reorganization. Subsequent to the Reorganization, recapitalization and the application of the $2.7 billion of net proceeds from the initial public offering, total intercompany debt was reduced from $4.5 billion to approximately $1.8 billion.

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

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at March 31, 1999 was approximately $9.36 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

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

Between now and January 1, 2000, the Company will proceed through its various phases of assessment, strategy, detailed planning, implementation, testing and management. The Company expects to be fully Year 2000 compliant with respect to all significant business systems during the second half of calendar 1999.

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

Based upon its efforts to date, the Company continues to believe that the vast majority of its systems will be able to process date-related data without error after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot, at present, estimate either the likelihood or the potential cost of such failures.

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

Not Applicable.

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

          Not Applicable

Item 5.   Other Information.

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          The exhibit index filed with this Form 10-Q follows on page 19.

          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1999               FOX ENTERTAINMENT GROUP, INC.

                                 By: /s/ David F. DeVoe
                                     -------------------
                                     Name:  David F. DeVoe
                                     Title: Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                 Exhibit Index


Exhibit
Number         Description

27.1           Financial Data Schedule