Form 10-K
period 1999-06-30
FOX ENTERTAINMENT GROUP INC
filed 1999-09-27
CIK 1068002

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                              -------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 1999
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

                        Commission file number  1-14595

                         FOX ENTERTAINMENT GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      95-4066193
         (State or Other Jurisdiction                         (I.R.S. Employer
       of Incorporation or Organization)                     Identification No.)

   1211 Avenue of the Americas, New York, New York                  10036
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code  (212)852-7111

Securities registered pursuant to Section 12 (b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------

 Class A Common Stock, $.01 par value            New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:  None


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

          As of September 1, 1999 the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) was $2,955,668,358.

          As of September 27, 1999, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Fox Entertainment Group, Inc.'s Notice of 1999 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.   BUSINESS

Background

     Fox Entertainment Group, Inc. (together with its direct and indirect subsidiaries, and their respective predecessors, unless the content otherwise requires, the "Company") is a vertically integrated entertainment company with operations in three business segments: (i) Filmed Entertainment; (ii) Television Broadcasting and Related Businesses; and (iii) Cable Network Programming.

     In November 1998, the Company sold 124,800,000 shares of its Class A Common Stock in an initial public offering. The News Corporation Limited ("News Corporation") is the beneficial owner of 51,759,834 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represent approximately 82.7% of the equity and 97.8% of the voting power of the Company.

    The address of the Company's principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and the telephone number is (212) 852-7111. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 1999, the Company had approximately 11,000 full-time and part-time employees.

Special Note Regarding Forward-Looking Statements

     This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1 (SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited combined condensed financial statements of the Company and related notes set forth elsewhere herein.

Business

     Filmed Entertainment

     The Company engages in feature film and television production and distribution principally through the following businesses: Fox Filmed Entertainment ("FFE"), a leading producer and distributor of feature films; Twentieth Century Fox Television, a leading producer of network television programming; and Fox Television Studios ("FtvS"), a producer and distributor of syndicated programming.

     Fox Filmed Entertainment

     One of the world's largest producers and distributors of motion pictures, FFE produces, finances, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 1997, 1998 and 1999, FFE placed 23, 25 and 21 films, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Fox Animation Studios, which produces feature length animated motion pictures. Successful motion pictures produced and/or distributed by FFE since the beginning of fiscal 1997 include Hope Floats, The X-Files, Dr. Dolittle, There's Something About Mary, Ever After, How Stella Got Her Groove Back, Titanic (together with Paramount Pictures Corporation), Entrapment, Never Been Kissed and Star Wars, Episode 1: The Phantom Menace. The Company currently plans to release approximately 24 films in fiscal 2000 including Anna and the King, The Beach, X-Men, Navy Diver, Me, Myself and Irene, and Titan A.E.

     In addition, pursuant to an agreement that became effective at the end of May 1998 with Monarchy Enterprises Holdings B.V. ("MEH"), the parent company of Regency Entertainment, Inc. ("New Regency"), FFE will distribute certain New Regency films and all films co-financed by FEG and New Regency produced over a 15-year term in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. The Company expects to release approximately 3-5 New Regency Films during fiscal 2000. In connection with this distribution arrangement, the Company acquired a 20% interest in MEH. The parties also agreed to enter into certain motion picture financing arrangements and have formed Regency Television, a 50/50 joint venture to produce television programming.

     Due to increased competition and costs associated with film production, film studios constantly evaluate the risks and rewards of production. Companies use various strategies to balance this risk with their capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only, and insurance. Pursuant to a series of film rights agreements with an independent third party ("New Millenium"), the Company has agreed to sell completed feature films released during the period fiscal 1997 through 2001 to New Millennium at amounts which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to reacquire the films after a period when significantly all of the ultimate revenues have been earned based on a formula which considers the remaining projected ultimate revenues, net of cost, as defined at the time of reacquisition. Through this arrangement, New Millennium provides the Company with an external source of capital willing to share in the risks of motion picture production. In cases where the Company fully produces, retains and distributes motion pictures, the Company has the full risk and reward from such films. Under the arrangement with New Millennium, it participates in certain of the risks and rewards from the portfolio of films it has acquired.

     Motion picture companies, such as FFE, typically seek to generate revenues from various distribution channels. FFE derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada ("International" markets); (ii) distribution of motion pictures in various home media formats; (iii) distribution of motion pictures for exhibition on pay-per-view and premium pay television programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company and News Corporation. The Company does not always have rights in all media of exhibition to all motion pictures which it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

     The Company distributes and markets its films worldwide principally through its own distribution and marketing companies. The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film's release date in any given territory.

     Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats including rental and sell-through titles. Approximately 240 produced and acquired titles were released or re-released to the domestic home entertainment market in fiscal 1999. In International markets, the Company distributes both directly and through foreign distribution channels and approximately 110 produced and acquired titles were made available to the Company for distribution to the international home entertainment market in fiscal 1999.

     Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third-parties and certain affiliated, premium pay television services pursuant to license agreements which generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the number of subscribers to the service or system. Among third-party license agreements that units of FFE have in place in the United States for pay television exhibition of its motion pictures are exclusive agreements with Home Box Office ("HBO"), providing for the licensing of films initially released for theatrical exhibition through the year 2003, as well as arrangements with Encore and American Movie Classics. Units of FFE also license motion pictures in the United States to cable pay-per-view services such as Viewer's Choice and DBS pay-per-view services operated by DirecTV and EchoStar. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television operators as well as to programming services operated by various affiliated entities.

     Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company ("FOX"), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a stated period of time in exchange for a specified license fee.

     Twentieth Century Fox Television

     During the past three fiscal years, Twentieth Century Fox Television produced television programs for the Fox, ABC, CBS, NBC and WB broadcast television networks and the USA cable network. Twentieth Century Fox Television currently produces or has orders to produce episodes of the following network television series: Dharma & Greg, Then Came You, Two Guys and a Girl, The Practice and Snoops for ABC; Judging Amy, Martial Law (each co-produced with CBS Productions) and Chicago Hope for CBS; Ally McBeal, Family Guy, Futurama, Get Real, Harsh Realm, King of the Hill, The Simpsons, Titus and The X-Files for Fox; The Pretender (co-produced with NBC Studios) and Stark Raving Mad for NBC; and Angel, Buffy the Vampire Slayer and Roswell for the WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by Twentieth Century Fox Television.

     Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Successful network television series are licensed (i) for first-run exhibition in International and Canadian markets, (ii) for off-network exhibition in the United States (including in syndication or to cable programmers) and (iii) for syndication in International markets. Such additional licensing is often critical to the financial success of a series since the license fee paid by a network generally does not fully recover production costs. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and direct broadcast satellite ("DBS") programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series' audience ratings.

     Fox Television Studios

     FtvS is organized as a "co-op" of independent television production units, grouped under four basic lines of business: (i) network primetime programming through The Greenblatt Janollari Studio ("TGJS") and Regency Television, (ii) "alternative," cable and low-cost entertainment programming through FtvS Productions, (iii) movies and mini-series through FtvS Pictures and (iv) non-fiction programming through Foxstar and Natural History New Zealand. FtvS currently produces or has orders to produce the following series, movies and specials: The Hughleys and Oh Grow Up for ABC; Malcolm in the Middle, The Badland, Kiss Tomorrow Goodbye, Now or Never, Olive the Other Reindeer, and The Headless Horseman for FOX; Roswell (co-production with Twentieth Century Fox Television) for the WB; The X-Show, Fast Food Films and Sons of the Beach for FX; The Ultimate Fan League for Fox Sports Net; World Gone Wild and Famous Families for Fox Family Channel; Hollywood Reel to Reel for American Movie Classics; Biography episodes for A&E; Adventure Central for Travel Channel and Twisted Tales for Animal Planet.

Motion Picture and Television Libraries
---------------------------------------

     The Company's motion picture and television library (the "Fox Library") consists of varying rights to over 2,500 previously released films, of which almost 300 have been released since 1980, and many well-known television series. The motion pictures in the Fox Library include many successful, well-known and well-loved titles, such as The Sound of Music and Miracle on 34th Street, and six of the top 10 domestic box office grossing films of all time, including the Star Wars trilogy (Star Wars, The Empire Strikes Back, Return of the Jedi), Home Alone, Independence Day, and most recently, Titanic. The Company earns significant revenues through the licensing of titles in the Fox Library in many media, including television and home entertainment formats, and through licensing and merchandising of films and characters in films.

     In addition, the Fox Library contains varying rights to certain television series and made-for-television motion pictures. The television library contains such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D. and Daniel Boone, and such recent hits as The Simpsons, The X-Files, NYPD Blue, Chicago Hope, Ally McBeal, The Practice and King of the Hill.

Licensing and Merchandising
---------------------------

     The Company capitalizes on its motion picture and television characters and properties by entering into licensing agreements for merchandising, literary publishing and commercial tie-ins. Programs and films which have experienced success throughout the world in licensing and merchandising include The Simpsons, The X-Files, the Alien series of motion pictures and Anastasia. See "-- Cable Network Programming--Fox Family Worldwide."

Fox Interactive
---------------

     Fox Interactive develops and markets entertainment computer software and video game titles. By leveraging the name recognition of Company properties such as Die Hard, The Simpsons and the Alien series of motion pictures, Fox Interactive continues to experience significant growth and has created a strong and diverse line of interactive games. In addition, Fox Interactive has expanded its line by acquiring new properties that can be leveraged to other divisions of the Company, such as Croc: The Legend of Gobbos, a game now being considered for an animated television series. Most recently, Fox Interactive has launched a line of Fox Sports Interactive games, including the two titles to be offered this fall, NHL Championship 2000 and NBA Basketball 2000.

Fox Music and Music Publishing
------------------------------

     Fox Music produces and licenses for distribution through third parties soundtracks of the Company's film and television productions. The Company's successful film and television soundtracks include Titanic, Back to Titanic, Soul Food, Hope Floats, Ally McBeal, The X-Files, Dr. Dolittle and How Stella Got Her Groove Back. In addition, Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company's film and television programming. Fox Music Publishing licenses these rights to third parties for many uses in different media.

Television Broadcasting and Related Businesses

     The Company is engaged in the distribution of network programming and the operation of broadcast television stations. Fox Broadcasting Company, the Fox Television Stations and Twentieth Television, Inc. ("Twentieth Television") are the principal operating units in this segment.

     Fox Broadcasting Company

     FOX has 203 affiliated stations, including the 22 television stations that are owned by subsidiaries of the Company (the "Fox Television Stations"), which reach, during prime time, approximately 99% of all U.S. television households. Each week, FOX regularly delivers to its affiliates generally 15 hours of prime time programming and one hour of late-night programming on Saturday. Through the Fox Kids Network, programmed by FFW, FOX regularly delivers to its affiliates 14 hours of children's daytime programming. FOX's prime time programming features such series as The Simpsons, The X-Files, Ally McBeal, King of the Hill, Beverly Hills 90210, Party of Five and various movies and specials. In addition, a significant component of FOX's programming consists of Fox Sports programming, with FOX providing live coverage of the National Football Conference of the National Football League ("NFL") and Major League Baseball ("MLB") to its affiliates.

     FOX derives its revenues from sales in the national advertising marketplace of commercial advertising time. FOX's programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. Since the creation of FOX, FOX's ratings have increased substantially. With respect to household ratings and shares for FOX and ABC, CBS and NBC based on viewership of adults aged 18-49, FOX improved from fourth place for the 1987-1988 broadcast season (with a 2.8 rating and a 7 share in total prime time for all U.S. television households) to second place for the 1998-1999 broadcast season (with a 5.0 rating and a 14 share in total prime time for all U.S. television households). The median age of the FOX viewer is 33 years, as compared to 41 years for ABC, 43 years for NBC and 53 years for CBS.

     The Company obtains programming for FOX from major television studios and independent television production companies pursuant to license agreements. The terms of such agreements generally provide the Company with the right to broadcast a television series for four seasons. FOX licenses its film programming from major film studios and independent film production companies and licenses made-for-television films from a number of sources. National sports programming, such as NFL and MLB programming, is obtained under license agreements with professional sports leagues. The Company's current licenses with the NFL and MLB extend until 2006 and 2000, respectively.

     FOX provides programming to each of its television station affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station (the "Fox Affiliates"). Such agreements typically run for five to ten years and have staggered expiration dates. These affiliation agreements generally require FOX's full - time television station affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in affiliation agreements. In 1999, FOX entered into an arrangement with most of its television station affiliates relating to the amount of commercial advertising time in FOX programming that FOX provides to each affiliate for the affiliate to sell to advertisers ("local commercial advertising time"). Under that arrangement, which runs until 2002, the affiliate pays FOX for additional local commercial advertising time.

     Fox Television Stations

     The 22 Fox Television Stations are located in nine of the top 10 largest designated market areas ("DMAs"), and all are affiliates of FOX. The Fox Television Stations have the broadest coverage of any television station group in the United States. Fox Television Stations are located in markets representing, in the aggregate, approximately 50% of local television market advertising revenues.

     The following table lists certain information as of September 1999 about each Fox Television Station.

                                                                  PERCENTAGE OF U.S. TELEVISION
     DMA/RANK                       STATION        CHANNEL/TYPE   HOUSEHOLDS REACHED (4)
     --------                       -------        ------------   ----------------------
     New York, NY          1        WNYW           5  VHF                 6.8%
     Los Angeles, CA       2        KTTV          11  VHF                 5.2%
     Chicago, IL           3        WFLD          32  UHF                 3.2%
     Philadelphia, PA      4        WTXF          29  UHF                 2.7%
     Boston, MA            6        WFXT          25  UHF                 2.2%
     Dallas, TX(1)         7        KDFW           4  VHF                 2.0%
     Washington, DC        8        WTTG           5  VHF                 2.0%
     Detroit, MI           9        WJBK           2  VHF                 1.8%
     Atlanta, GA          10        WAGA           5  VHF                 1.8%
     Houston, TX          11        KRIV          26  UHF                 1.7%
     Tampa, FL            13        WTVT          13  VHF                 1.5%
     Cleveland, OH        15        WJW            8  VHF                 1.5%
     Phoenix, AZ          17        KSAZ          10  VHF                 1.4%
     Denver, CO(2)        18        KDVR          31  UHF                 1.3%
     St. Louis, MO        21        KTVI           2  VHF                 1.1%
     Kansas City, MO      31        WDAF           4  VHF                 0.8%
     Milwaukee, WI        33        WITI           6  VHF                 0.8%
     Salt Lake City, UT   36        KSTU          13  VHF                 0.7%
     Birmingham, AL       39        WBRC           6  VHF                 0.7%
     Memphis, TN          40        WHBQ          13  VHF                 0.6%
     Greensboro, NC       47        WGHP           8  VHF                 0.6%
     Austin, TX(3)        61        KTBC           7  VHF                 0.5%

          Total:                                                        40.69%


(1)  The Company also has an operating agreement with KDFI, Channel 27, Dallas,
     TX.

(2) The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

(3) The Company also owns and operates KVC, Channel 13, Austin, TX, an LPTV (low power television) station.

(4) VHF stations transmit on Channels 2 through 13 and UHF stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF stations. To address this disparity, the Federal Communications Commission's ("FCC") ownership rule applies a UHF discount (the "UHF Discount") which attributes only 50% of the television households in a local television market to the audience reach of a UHF station for purposes of calculating whether that station's owner complies with the 35% national audience reach cap imposed by FCC regulations. The percentages listed do not take into account the UHF Discount. The FCC is currently reviewing whether the

     35% cap should be raised and whether the UHF Discount should be retained, modified or eliminated. See "--Regulation."

       The Fox Television Stations derive substantially all of their revenues from national spot and local advertising. Advertising rates are determined by each Fox Television Station in response to market conditions in the area which it serves. In addition to cash sales, the Fox Television Stations enter into customary barter agreements with syndicators, pursuant to which the Fox Television Stations acquire programming and the rights to sell a specified amount of advertising time for use in national spot and local advertising markets in exchange for allowing the syndicator to retain a specified amount of advertising time for sale in the national advertising market in lieu of cash consideration.

       Twentieth Television

       The Company is also engaged in television programming, production, distribution and licensing through Twentieth Television. Twentieth Television produces and distributes television programs and distributes feature motion pictures for first-run syndication and on basic cable television in the United States. Twentieth Television also licenses programming which it, Twentieth Century Fox Television or third parties have produced and which has previously been exhibited on network television. Twentieth Television produces and distributes for first-run syndication Forgive or Forget (in association with Jonathan Goodson Productions) and Divorce Court.

       FXM: Movies From Fox

       Launched in November 1994 and currently reaching approximately 8 million U.S. cable and DBS households, FXM, wholly-owned by the Company, is the only Hollywood-based movie network exclusively featuring the films of the Fox Library.

       Los Angeles Dodgers

       The Company owns and operates the Los Angeles Dodgers MLB franchise (the "Dodgers") along with Dodger Stadium and other related real estate including Dodgertown, the home of the Dodgers' spring training facilities in Vero Beach, Florida. The Company acquired its interest in the Los Angeles Dodgers, Inc. in April 1998. The Dodgers are currently in their 109th year in the National League and in each of the last three seasons have achieved attendance of over three million fans at Dodger Stadium.


Cable Network Programming

       The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment, family entertainment and movies.

       Fox News Channel ("Fox News")

       Fox News a 24-hour all news cable channel which is currently available to over 41 million U.S. cable and DBS households.

       Fox News also produces programming, including a news magazine, Fox Files, and a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses a news feed to Fox Affiliates to use as part of their local news broadcasts.

       In addition, as of June 30, 1999 the Company had interests in the following unconsolidated subsidiaries.

       Fox Sports Networks

       In July 1999, News Corporation acquired from Liberty Media Corporation ("Liberty") substantially all of Liberty's 50 percent interests in Fox/Liberty Networks, LLC (together with its subsidiaries, "Fox Sports Networks") and Fox/Liberty Ventures, LLC (together with its subsidiaries, "Fox Sports Ventures"). News Corporation transferred the acquired interests in Fox Sports Networks and Fox Sports Ventures to the Company in exchange for $1.425 billion (51,759,834 shares) of Class A Common Stock. As a result of these transactions the Company owns substantially all of Fox Sports Networks and Fox Sports Ventures and has changed the names of these entities to Fox Sports Networks, LLC and Fox Sports Ventures, LLC.

       Fox Sports Networks operates two principal business units: (i) cable sports programming and (ii) general entertainment programming.

       Cable Sports Programming. Fox Sports Networks is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. Fox Sports Networks' sports programming business consists of equity interests in 21 RSNs (the "Fox Sports RSNs") and Fox Sports Net, a national sports programming service, which is owned in a 50/50 partnership between Fox Sports Networks and Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"). Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming featuring live and replay sporting events and original programming and a national sports news program, Fox Sports News.

       Fox Sports Networks owns an equity interest in, or through Fox Sports Net is affiliated with, 25 RSNs. These RSNs reach over 62 million households and have rights to telecast live games of 73 professional sports teams in the MLB, National Basketball Association ("NBA") and National Hockey League ("NHL") (out of a total of 76 such teams in the United States) and numerous collegiate sports teams. The average term of the Fox Sports RSNs' rights agreements (from commencement to scheduled termination) is approximately seven years. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators. Fox Sports Networks' strategy is to utilize its RSNs and Fox Sports Net to build a national cable sports network under the Fox brand name.

     Fox Sports Net has been structured based on the "broadcast network affiliate" model, in which each RSN airs a slate of local programming, which is supplemented by a schedule of network-provided national programming consistent across all regions. Unlike the typical "broadcast network affiliate" model, however, Fox Sports Net's programming is anchored by local programming during prime time, with national Fox Sports Net programming during the balance of the schedule. All of the Fox Sports RSNs are represented by one national advertising firm that is owned in a 50/50 joint venture between Fox Sports Networks and Rainbow.

     RSNs enter into affiliation agreements with multiple system operators ("MSOs") and/or individual cable system operators and DBS distributors. Such agreements typically run for five to seven years and generally provide for annual rate increases. The Fox Sports RSNs' affiliation agreements have staggered expiration dates, with an average maturity of six years (from commencement to scheduled termination). Under affiliation agreements, cable system operators must distribute the network service to a certain number of subscribers and/or maintain a certain subscriber base penetration level. The same criteria are generally used as the basis for calculating the monthly fees paid by the cable operator to Fox Sports Networks for its programming.

     Fox Sports Networks owns a 40% interest in Regional Programming Partners ("RPP"), a partnership with Rainbow which owns various interests in RSNs (including two in which Fox Sports Networks owns 50% interests), the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex, and Radio City Music Hall.

     General Entertainment Programming. Fox Sports Networks owns FX, a leading general entertainment cable network, that currently reaches approximately 43 million U.S. cable and DBS households.

     Fox Sports Ventures

     Fox Sports Ventures owns approximately 34% of each of the Speedvision programming service, which focuses exclusively on the world of racing, including cars, motorcycles, airplanes and boats, and the Outdoor Life programming service, which provides information and entertainment on nature, the environment and outdoor recreation. Speedvision and Outdoor Life currently reach approximately 16 million and 15 million cable and DBS households, respectively. Fox Sports Ventures' partners in Speedvision and Outdoor Life are Cox Communications, Comcast Corporation, Media One, Roger Werner and Daniels Programming.

     Fox Sports Ventures owns a 40% interest in an entity that is developing the Staples Center, a new sports and entertainment complex in downtown Los Angeles, California. The Staples Center is scheduled to be the home of the Los Angeles Kings NHL franchise and the Los Angeles Lakers and the Los Angeles Clippers NBA franchises beginning in October 1999.

     International Sports Programming Partners ("ISPP")

     The Company and Liberty Media International, Inc. (formerly known as Tele-Communications International, Inc. or "TINTA") each own a 50% interest in ISPP. ISPP holds interests in the following programming services: Fox Sports Americas (a Spanish language sports network which airs throughout the Americas), Fox Sports World (a U.S. sports network featuring 24-hour international sports in the English language) and Fox Sports World-Middle East (an English-language sports network which airs in the Middle East).

     Fox Family Worldwide ("FFW")

     FFW is owned 49.5% by the Company and 49.5% by Haim Saban and certain limited partnerships controlled by Mr. Saban.

     FFW is an integrated family and children's entertainment company that develops, acquires, produces, broadcasts and distributes live-action and animated family and children's television programming on a global basis. FFW's principal operations are comprised of (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel; (ii) Fox Kids International Networks, a portfolio of Fox Kids branded cable and DTH satellite channels operating in approximately 39 countries and 13 languages worldwide; (iii) the Fox Kids Network; and (iv) Saban Entertainment International ("SEI"), which owns and manages an extensive and growing library of family and children's programming.

     The Fox Family Channel is a basic cable network that currently provides family oriented programming reaching approximately 95% of all cable and DBS households in the United States. The Fox Family Channel is the successor to The Family Channel, which FFW acquired as part of its acquisition of IFE in 1997. In August 1998, FFW reintroduced The Family Channel as the Fox Family Channel with a new programming schedule, marketing campaign and on-air packaging. The Fox Family Channel's programming format includes daytime programming for children followed by evening programming targeted towards adults aged 18-49. Evening programming consists principally of original series, specials and movies produced or licensed by FFW. The Fox Family Channel earns revenue through the sale of advertising time and through subscriber fees.

     The Fox Kids Network, one of the leading U.S. children's broadcasting television networks, broadcasts 14 hours of children's programming each week to 97% of U.S. television households, the broadest reach of any network targeting children. The Fox Kids Network affords advertisers the opportunity to reach children in a cost effective manner, in part by ensuring consistent nationwide placement of their advertisements by generally broadcasting its programming at the same local time and on the same day ("day and date") in each television market.

     FFW, through SEI, creates, produces and acquires animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Mighty Morphin Power Rangers and X-Men, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. FFW will produce, finance or co-finance approximately 432 episodes of children's television programming for the 1999/2000 broadcast season. FFW generally retains worldwide rights to its brands and currently has over 300 licensees worldwide. FFW currently distributes its children's programming in most major television markets throughout the world.

     Over the past two years, FFW has aggressively pursued a strategy of launching Fox Kids branded cable and direct to home ("DTH") channels in Europe and Latin America. These channels are either fully owned and operated by FFW or in conjunction with local partners. The Fox Kids International Networks currently reach in the aggregate over 22 million subscribers in Europe and Latin America. The Fox Kids International Networks earn revenue through the sale of advertising time and through subscriber fees. FFW will be launching two new U.S. digital cable networks, the boyzChannel and the girlzChannel in fiscal 2000. These two networks will offer original programming and will be directed at boys and girls, respectively. In June 1999, FFW launched two web sites catering specifically to boys (www.bchannel.com) and girls (www.gchannel.com).

     National Geographic Channel

     In May 1999, the Company acquired a 50% interest in National Geographic Channels Worldwide (the "National Geographic Channel"). After giving effect to the Company's acquisition, National Broadcasting Company ("NBC") and National Geographic Television ("NGT") each own 25% interests in the National Geographic Channel. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The National Geographic Channel is currently shown in approximately 54 countries outside of the United States. In addition, the Company, NGT and NBC have the right to launch the National Geographic Channel in the United States. National Geographic programming is provided in Australia, certain countries in Europe and Scandinavia by a partnership in which British Sky Broadcasting, NBC and NGT are currently partners.

     The Golf Channel

     The Company owns a 33.33% interest in TGC, Inc., which owns and operates The Golf Channel. The Golf Channel broadcasts studio shows and has rights to broadcast certain Professional Golf Association ("PGA") tournaments and other European PGA, Australian PGA, LPGA and Nike Tour events. The Golf Channel currently reaches approximately 24 million U.S. cable and DBS households. The Company's partners in The Golf Channel include Comcast Corporation, Times Mirror Co. and Arnold Palmer.

     The Health Network

     In May 1999, the Company formed a 50/50 joint venture with AHN Partners, L.P. ("AHN"), to create both a 24-hour cable television network and an Internet site, each exclusively devoted to health and fitness programming. In connection with the formation of the joint venture, the Company and AHN each contributed assets related to health and fitness programming businesses. The cable network, which operates under the name "The Health Network", launched on July 15, 1999.

Competition

     The Company faces competition from companies within the motion picture and television industry and alternative forms of leisure and entertainment activities. The entertainment industry is also subject to rapid developments in technology and shifting consumer tastes.

Filmed Entertainment

     Motion picture and television production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public's interest in its products. The number of films released by the Company's competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, and that may reduce the Company's shares of gross box office admissions and may make it more difficult for the Company's films to succeed.

     The commercial success of the motion pictures produced and/or distributed by the Company is substantially affected by the public's often unpredictable response to the motion pictures produced and distributed by it. In addition, television networks are now producing more programs internally and thus may reduce such networks' demand for programming from other parties.

Television Broadcasting and Related Businesses

     The network television broadcasting business is highly competitive. FOX directly competes for programming and for viewers with ABC, NBC, CBS, and the WB and UPN networks. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. FOX also competes with other non-network sources of television service, including cable television and DBS services. Other sources of competition may include home video exhibition and home computer usage. In addition, future technological developments may affect competition within the television marketplace.

     FOX also competes with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. In recent years, competition among the networks for affiliates has intensified.

     FOX competes for advertising revenues with the other broadcast networks, as well as with all other forms of advertising. Each of ABC, NBC and CBS has a greater number of affiliates with VHF signals, which are generally considered to have greater reach in their markets and, therefore, more appealing to advertisers. ABC, NBC and CBS also realize greater advertising revenues than FOX for most of their programming in various time periods. In addition, each of the Fox Television Stations competes for audiences and advertising revenues with radio and television stations and cable systems in its market area and with other advertising media such as newspapers, magazines, outdoor advertising and direct mail. All of the Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of television stations include management experience, authorized power and assigned frequency. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

Cable Network Programming

General
-------

     The cable network programming business is another highly competitive field. Cable programming services compete for distribution and, when distribution is obtained, compete for viewers and advertisers with over-the-air broadcast television, radio, print media, motion picture theaters, videocassettes and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts. More generally, the Company's cable networks compete with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

Sports Programming
------------------

     A number of basic and pay television programming services (such as ESPN) as well as free over-the-air broadcast networks provide programming that targets the Fox Sports RSNs' audience. Fox Sports Networks is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Networks' primary competitor is ESPN.

     In addition, the Fox Sports RSNs and Fox Sports Net compete, to varying degrees, for sports programming rights. The Fox Sports RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks and the owners of distribution outlets such as cable television systems. Fox Sport Net competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports network and contract with cable television systems for carriage.

FX
--

     A number of basic and pay television programming services (such as the USA cable network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX. FX faces competition in the acquisition of distribution rights to programming produced by other diversified media companies, due to industry consolidation and the elimination of the financial interest and syndication rules. With the repeal of certain governmental regulations which formerly prohibited the broadcast networks from acquiring financial interests in, and syndication rights to, television programming, competition in the industry is expected to increase.

Fox Family Worldwide
--------------------

     FFW currently competes and expects to continue to compete, through the Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as Nickelodeon, the USA cable network, the

Disney Channel, Turner Network Television and the Cartoon Network, for market acceptance of its programming and for viewership ratings and advertising revenues. To the extent that FFW produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, FFW competes with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

Regulation


Filmed Entertainment

     FFE is subject to the provisions of so-called "trade practice laws" in effect in 25 states relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of such motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, pursuant to various consent judgments, FFE and certain other motion picture companies are subject to certain restrictions on their trade practices in the U.S., including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis and, in some cases, a prohibition against the ownership of theaters.

Television Broadcasting and Related Businesses

     In general, the television broadcast industry in the U.S. is highly regulated by Federal laws and regulations issued and administered by various Federal agencies, including the FCC. The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term lesser than the maximum otherwise permitted, or hold an evidentiary hearing.

     In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television ("DTV") service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 22 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Nine of the Fox Television Stations have launched digital facilities. The FCC will require completion of digital facilities in six additional Fox Television Stations by November 1, 1999, and in the seven remaining Fox Television Stations by May 1, 2002. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of "high definition" digital programming or to "multicast" several streams of standard definition digital programming or mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company's broadcast business with respect to other broadcasters and video program providers.

     Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act further provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of such license. In 1995, the FCC acknowledged that News Corporation owns the vast preponderance of equity of the corporate parent of the Fox Television Stations. The FCC also concluded that Mr. K. Rupert Murdoch, Chairman and Chief Executive of News Corporation, a U.S. citizen, controls the corporate licensee and thus found the level of alien equity to be consistent with the public interest. Mr. Murdoch has 76% voting control of the corporate parent of the Fox Television Stations and News Corporation will continue to hold indirectly stock representing the majority of equity of the corporate licensee. The Restated Certificate of Incorporation of Fox Television Holdings, Inc. provides that the voting capital stock of the company shall only be owned by persons who are citizens of, or incorporated entities formed in, the United States, or would not otherwise disqualify such company or any subsidiary of such company from being issued a television broadcast license by the FCC.

     On August 6, 1999 the FCC amended the rules that determine what constitutes a "cognizable interest" in applying its media cross-ownership restrictions (the "Attribution Rules"), as well as the rules that govern the ownership of two television stations, or a television station and a radio station, located in the same market (the "Local Restriction"). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper ("Media Outlet") that triggers the FCC's cross-ownership restrictions if (i) it owns 5% or more of the voting stock in the Media Outlet; (ii) its interest exceeds 33% of the total asset value (equity plus debt) of the Media Outlet and it either (x) supplies at least 15% of a station's weekly broadcast hours or (y) has an interest in another Media Outlet in the same market. Under the new Attribution Rules, Local Marketing Agreements ("LMAs") are cognizable interests if the brokering station provides more than 15% of the brokered station's broadcast hours per week. The FCC also eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one Media Outlet and a "meaningful" non-cognizable interest in another Media Outlet serving essentially the same market.

     The FCC relaxed the Local Restriction to (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate markets ("DMAs"); (ii) permit common ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain after the stations which had been independently owned become commonly owned (which is referred to by the FCC as a "merger"), and one of the stations is not among the top four-ranked stations in the market, based on audience share. The remaining Local Restriction can be waived if one of the stations is "failed" or "failing," or where the merger would result in the construction and operation of an "unbuilt" station. The FCC's action has the effect of permitting LMAs located in the same market as the brokering station (such as the Company's operating agreement with KDFI, Dallas), even if more than 15% of the station's time is brokered. The FCC also relaxed its radio-television cross-ownership rule to permit some degree of same-market radio and television joint ownership. It is difficult to assess how these changes in the FCC ownership restrictions will affect the Company's broadcast business.

     FCC rules permit a party to have an attributable interest in an unlimited number of television stations nationally so long as such stations do not exceed, in the aggregate and after application of the UHF Discount, the current 35% national audience reach limit (calculated as 100% of VHF station coverage and 50% of UHF station coverage) (the "National Restriction"). Pursuant to Congressional directive, the FCC is conducting a formal inquiry of all its broadcast ownership rules, including the National Restriction, the UHF Discount and the dual network rule. It is not possible to predict the extent to which the National Restrictions may be modified or the timing or effect of other changes in FCC rules or policies pursuant to the 1996 Telecom Act or pending FCC proceedings.

     The FCC has adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation which began July 1, 1999.

     FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to
(i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The constitutionality of the analog must-carry provisions was upheld by the U.S. Supreme Court. The FCC recently has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television systems on cable systems, including carriage during the period of transition from analog to digital signals.

     Legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must have, as a "significant purpose," the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license. The FCC has indicated its intent to enforce its children's television rules strictly.

     The FCC continues to enforce strictly its regulations concerning
"indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. The FCC also has traditionally enforced its equal employment opportunity rules vigorously, with respect both to compliance with numerical employment guidelines and recruitment efforts and recordkeeping requirements. The FCC's employment rules were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit in 1998. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Cable Network Programming

     The 1992 Cable Act subjected all cable television operators not subject to "effective competition" to rate regulation. Rate regulation under the 1992 Cable Act resulted in a reduction of rates to some subscribers in some markets. The 1996 Telecom Act completely eliminated cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational and governmental access channels, and must be provided to all subscribers) as of March 31, 1999. In response to the 1992 Cable Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced "basic" tier, while offering satellite-delivered programming services such as the Company's on a different service tier or on an a la carte basis. To the extent such retiering or repricing of the Company's cable networks induced customers to discontinue their subscriptions, the Company's financial performance might have been adversely affected. Deregulation of rates pursuant to the 1996 Telecom Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Cable Act. On the other hand, to the extent that rate deregulation causes a material increase in cable rates, the individual subscriber base of the Company's could be decreased, potentially affecting the Company's subscriber revenues.

     FCC regulations adopted pursuant to the 1992 Cable Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty Media's ownership interest in The News Corporation Limited, the Fox Family Channel, cable networks owned by Fox Sports Networks and Fox Sports Ventures, Fox News Channel, The Health Network, FXM and The Golf Channel are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multi-channel multi-point distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which AT&T Cable Services or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's cable channels (or in the case of Cablevision, an RPP channel) or will have to remove another affiliated channel.

     The FCC's regulations concerning the commercial limits in children's programs and political advertising also apply to certain cable television programming services carried by cable system operators. The Company must provide program ratings information and increased closed captioning of its cable programming services to comply with FCC regulations, which could increase its operating expenses.

     The Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Federal Trade Commission is expected to adopt final rules implementing COPPA by late 1999. Online services provided by FFW may be subject to COPPA requirements. Congress may also consider online privacy legislation that would apply to personal information collected from teens and adults.

ITEM 2.   PROPERTIES

     The Company maintains executive offices and certain of its operations, as well as the Fox News studios at 1211 Avenue of the Americas, New York, New York. These offices cover approximately 115,000 square feet and are provided by News Corporation, which maintains executive offices at such location.

     The Company owns the Fox Studios Lot at 10201 West Pico Boulevard, Los Angeles, California, which consists of approximately 53 acres containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery and equipment facilities. The company also leases approximately 320,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot. The Company owns a studio facility in Rosarito, Mexico, which consists of approximately 37 acres containing office space, production facilities and the largest fresh and saltwater tanks used in motion picture production in the world. Fox Studios Australia, a 50/50 joint venture between the Company and Lend Lease Corporation, has entered into a 40-year lease, with a 10-year renewal option, with respect to integrated film and television production and public entertainment facilities in Sydney, Australia, which consists of approximately 60 acres.

     The Company owns Dodger Stadium which is situated on approximately 275 acres of property in Los Angeles and Dodgertown, the Dodger's Spring training facility, which is located on 467 acres of property in Vero Beach, Florida.

     The Company also owns and leases office space, broadcast and production facilities and other ancillary support properties in various cities in the United States and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                       Executive Officers of the Company

     Set forth below is certain information concerning the executive officers of the Company as of September 1, 1999, which information is hereby included in
Part I of this report.

The Executive Officers of the Company are as follows:

     NAME              AGE                  POSITION
     ----              ---                  --------

K. Rupert Murdoch      68     Chairman and Chief Executive Officer

Peter Chernin          48     President, Chief Operating Officer

Chase Carey            45     Co-Chief Operating Officer

David F. DeVoe         52     Senior Executive Vice President, Chief
                                   Financial Officer

Arthur M. Siskind      60     Senior Executive Vice President, General
                                   Counsel

     All of the Executive Officers of the Company are also executive officers of News Corporation. As executive officers of News Corporation, the Executive Officers of the Company continue to render services to News Corporation.

     The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

     NAME              AGE                  POSITION
     ----              ---                  --------

David Hill             53          Chairman and Chief Executive Officer of Fox
                                        Sports Television Group

William Mechanic       49          Chairman and Chief Executive Officer of Fox
                                        Filmed Entertainment

Mitchell Stern         45          Chairman and Chief Executive Officer of Fox
                                        Television Stations


Backgrounds of Executive Officers and Senior Executives
-------------------------------------------------------

     K. Rupert Murdoch has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and an Executive

Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation's principal subsidiary in Australia since 1953, a Director of News International plc, News Corporation's principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corporation's principal subsidiary in the United States, since 1973. Mr. Murdoch has served as a Director of STAR TV since 1993 and served as Chairman from 1993 to 1998, and has served as a Director of BSkyB since 1990 and Chairman since June 1999, and as a Director of FFW since 1996. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc.

     Peter Chernin has been a Director and President and Chief Operating Officer of the Company since August 1998. Mr. Chernin has been an Executive Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of FOX from 1989 until 1992. Mr. Chernin has served as a Director of TV Guide, Inc. since March 1999 and has served on the Advisory Board of PUMA AG since May 1999, and as a Director of Tickets.com, Inc. since September 1999.

     Chase Carey has been a Director of the Company since 1992 and Co-Chief Operating Officer of the Company since August 1998. Mr. Carey was President of the Company from 1995 to 1998, Executive Vice President and Chief Operating Officer from 1991 to 1995 and Senior Vice President from 1988 to 1991. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News Corporation and a Director and Executive Vice President of News America Incorporated since 1996. Mr. Carey has served as the Chairman and Chief Executive Officer of Fox Television since July 1994. Mr. Carey joined Fox, Inc. (predecessor of the Company) in 1988 as Executive Vice President, served as Chief Financial Officer, and assumed the title of Chief Operating Officer in February 1992. Mr. Carey has been a Director of STAR TV since 1993. Mr. Carey is a member of the Boards of Directors of FFW, TV Guide, Inc. Gateway 2000 and Colgate University.

     David F. DeVoe has been a Director of the Company since 1991 and Senior Executive Vice President and Chief Financial Officer of the Company since August 1998. Mr. DeVoe has been an Executive Director, Chief Financial Officer and Finance Director of News Corporation since 1990 and Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe was an Executive Vice President of News Corporation from 1990 until 1996, and has been a Director of News America Incorporated since July 1991 and a Senior Executive Vice President since January 1998. Mr. DeVoe served as Executive Vice President of News America Incorporated from 1991 to 1997. Mr. DeVoe has also been a Director of STAR TV since 1993 and a Director of BSkyB since 1994.

     Arthur M. Siskind has been a Director and Senior Executive Vice President and General Counsel of the Company since August 1998. Mr. Siskind has been an Executive Director and Group General Counsel of News Corporation since 1991 and a Senior Executive Vice President of News Corporation since 1996. Mr. Siskind served as Executive Vice President of News Corporation from 1991 until 1996. Mr. Siskind has been a Director of News America Incorporated since 1991 and a Senior Executive Vice President since January 1998. Mr. Siskind served as an Executive Vice President of News America Incorporated from 1991 to 1997. Mr. Siskind has been a Director of BSkyB since 1992 and a Director of STAR TV since 1993. Mr. Siskind has been a member of the Bar of the State of New York since 1962.

     David Hill has served as Chairman and Chief Executive Officer of Fox Sports Television Group since June 1999. Mr. Hill served as Chairman and Chief Executive Officer of FOX from October 1997 until June 1999 and served as President of Fox Sports, a division of Fox Television, from December 1993 to June 1999. From July 1996 until October 1997, Mr. Hill served as Chief Operating Officer of Fox Television. In addition, Mr. Hill served as Chairman of Fox Sports Networks from April 1996 until June 1999. From April 1996 through October 1997, Mr. Hill also served as Fox Sports Networks' Chief Executive Officer.

     William Mechanic has been Chairman and Chief Executive Officer of FFE since December 1996. Mr. Mechanic was President and Chief Operating Officer of FFE from 1994 until 1996 and President and Chief Operating Officer of Twentieth Century Fox from 1993 until 1994.

     Mitchell Stern has been Chairman and Chief Executive Officer of Fox Television Stations since June 1998. Mr. Stern was President and Chief Operating Officer of Fox Television Stations, Inc. from 1993 to 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "FOX". Public trading of the Class A Common Stock commenced on November 11, 1998. Prior to that, there was no public market for the Company's Common Stock. As of September 1, 1999, there were approximately 745 holders of record of the Company's Class A Common Stock.

     The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company's Class A Common Stock.

1998                                            High        Low
----                                           --------   --------
Fourth Quarter (from November 11, 1998)        $25 3/16   $19 11/16

1999                                            High        Low
----                                           --------   --------
First Quarter                                  $29 11/16  $22 1/2
Second Quarter                                 $29 5/8    $24 1/2
Third Quarter (through September 1, 1999)      $26 13/16  $21 9/16

     The Company has never declared or paid cash dividends on its Class A Common Stock and it is the Company's present intention to retain earnings to finance the expansion of its business.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data of the Company presented below for the years ended June 30, 1999, 1998 and 1997 and at June 30, 1999 and 1998, have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere herein. The selected historical consolidated financial data of the Company presented below for the years ended June 30, 1996 and 1995 and at June 30, 1996 and 1995 have been derived from unaudited consolidated financial statements of the Company. The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization (as defined in Note 1 of the consolidated financial statements included elsewhere herein). For reporting purposes, the financial statements for all periods are collectively referred to as consolidated financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related Notes thereto and the other financial information included elsewhere herein.

     The historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered.

                                                                    FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------------------------------
                                                1999             1998         1997(3)        1996            1995
                                                ----             ----         -------        ----            ----
                                                           (Dollars in Millions, except for Per Share Data)
STATEMENT OF OPERATIONS DATA:
----------------------------
Filmed Entertainment                          $ 4,416         $   3,876       $ 3,112       $  2,324         $2,215
Television Broadcasting and
   Related Businesses                           3,512             3,075         2,698          2,224          1,700
Cable Network Programming                         129                72            37             --             --
                                             --------        ----------      --------      ---------         ------
           Total revenues                       8,057             7,023         5,847          4,548          3,915
Operating expenses                              6,220             5,351         4,667          3,442          2,945
Selling, general and administrative
  Expenses                                        806               749           675            528            498
Depreciation and amortization                     315               243           180             97             81
Other charges                                      --                17             5             --             --
                                             --------        ----------      --------       --------         ------
           Operating income                       716               663           320            481            391
Interest expense, net                            (223)             (271)         (191)           (97)           (77)
Equity in earnings (losses) of
affiliates                                       (146)              (81)          (50)            18             --
Other income (expense)                             --                --            --            183 (2)       (353) (1)
                                             --------        ----------      --------       --------         -------
Income (loss) before income taxes                 347               311            79            585            (39)
Income tax benefit (expense)                     (142)             (135)          (49)          (174)            16
                                             --------        ----------      --------       --------         -------
           Net income (loss)                  $   205         $     176       $    30        $   411         $  (23)
                                             ========        ==========      ========       ========         =======
Basic and diluted earnings (loss)
per share                                     $  0.33         $    0.32       $  0.05        $  0.75         $(0.04)
                                             ========        ==========      ========       ========         =======

OTHER OPERATING DATA:
--------------------
Segment Operating Income:
Filmed Entertainment                          $   355         $     266       $  113         $  118          $  117
Television Broadcasting and
   Related Businesses                             490               555          360            363             274
Cable Network Programming                        (129)             (141)        (148)            --              --
Other charges                                      --               (17)          (5)            --              --
                                             --------        ----------      -------        -------         -------
           Total operating income             $   716         $     663       $  320         $  481          $  391
                                             ========        ==========      =======        =======         =======

Cash flows provided by operating activities   $   753         $     306       $  117         $  321          $  183
Cash flows used in investing
activities                                       (615)             (876)        (278)          (838)           (372)
Cash flows (used in) provided by
   financing activities                          (118)              415          362            548             201

Capital expenditures                          $   307         $     208       $  338         $   85          $  108

                                                                    AT JUNE 30,
                                       ---------------------------------------------------------------------
                                          1999          1998           1997          1996           1995
                                          ----          ----           ----          ----           ----
                                                               (Dollars In Millions)
BALANCE SHEET DATA:
------------------
Cash and cash equivalents              $   121        $   101        $   256       $    55        $    24
Total assets                            13,163         12,630         11,697         6,207          5,008
Due to intercompany affiliates           1,389          3,702          2,581         2,587          1,955
Senior Secured Discount Notes and
11% Secured Notes                           --            206            714            --             --
Film production financing and other         53            169            351           141            172
Shareholders' equity                     6,668          3,941          3,767         1,358            942

                                                                 FISCAL YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                                 1999           1998          1997(3)        1996         1995
                                                 ----           ----          ----           ----         ----
                                                                   (Dollars In Millions)
OTHER DATA:
-----------
Segment Operating Income Before
    Depreciation and Amortization(4):
Filmed Entertainment                         $       396    $       292    $       138   $       142   $       139
Television Broadcasting and
    Related Businesses                               707            727            490           436           333
Cable Network Programming                            (72)           (96)          (123)           --            --
Other charges                                         --            (17)            (5)           --            --
                                             -----------    -----------    -----------   -----------   -----------
Total Operating Income
    Before Depreciation
    and Amortization(4)                      $     1,031    $       906    $       500   $       578   $       472
                                             ===========    ===========    ===========   ===========   ===========

FOOTNOTES:
---------
(1) Effective at the beginning of fiscal 1995, the Company changed its method of accounting for multi-year programming contracts resulting in a charge of $590 million related to FOX's NFL broadcast contract. Additionally, during fiscal 1995, the Company changed its estimate of the performance of this contract, resulting in a reversal of the charge of approximately $237 million. The net effect in fiscal 1995 of these two accounting changes was approximately $353 million and has been presented as other expense to allow for comparable analyses of the results of operations and trends.

(2) The Company sold its television stations in Dallas and Atlanta in July and December 1995, respectively, resulting in a $183 million gain in fiscal 1996.

(3) Fiscal 1997 includes the operating performance of the ten television stations acquired as part of the January 1997 acquisition of New World Communications Group, Inc.

(4) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it allows for the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP which are presented in the audited financial statements included elsewhere in this filing. Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affected.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The following discussion and analysis of the Fox Entertainment Group's (the "Company") financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this filing.

     The Company manages and reports its businesses in three segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Broadcasting and Related Businesses, which principally consists of the broadcasting of network programming, the operation of broadcast television stations, the production and distribution of certain syndicated television programming to broadcast television stations and professional sports team ownership; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators. The Company's interests in certain cable network programming and related ventures, including Fox/Liberty Networks, LLC ("Fox/Liberty"), Fox Family Worldwide, Inc. ("FFW"), Fox/Liberty Ventures, LLC and International Sports Programming Partners ("ISPP"), are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above.

 Sources of Revenue

     Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video sales, and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly impacted by the timing of the Company's theatrical and home video releases, the number of its original and returning television series that are aired by television networks ("Networks") and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

     Television Broadcasting and Related Businesses. The Television Broadcasting and Related Businesses segment derives revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by its group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

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

Components of Expenses

     Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include production; certain exploitation costs, primarily including prints and advertising; capitalized overhead and interest costs; participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

     Television Broadcasting and Related Businesses and Cable Network Programming. Expenses of the Television Broadcasting and Related Businesses segment and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.

Industry Accounting Practices

     Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from home video distribution, together with related costs, are recognized in the period in which the product is made widely available for sale by retailers. Revenues from television distribution are recognized when the motion picture or television program is available to the licensee for broadcast. Television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable system and DBS operators are recognized as revenue when services are provided.

     Filmed Entertainment and Television Programming Costs. In accordance with generally accepted accounting principles ("GAAP") and industry practice, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues or operating profits to be realized from all media and markets for such title. The costs of sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Program rights for entertainment programs and sporting events are amortized over the license period. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title and contract basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value.

Use of Operating Income Before Depreciation and Amortization

     Management believes that an appropriate measure for evaluating the operating performance of the Company's business segments is Operating Income Before Depreciation and Amortization of primarily intangible assets. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including consumer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors' data. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting, including the Company's January 1997 acquisition (the "New World Acquisition") of New World Communications Group, Inc. ("New World"). The exclusion of amortization charges is consistent with management's belief that the Company's intangible assets, such as broadcast television licenses, film and television libraries, franchises and the goodwill associated with its brands, are generally increasing in value as the Company implements its business strategies of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.

                                                                                            Year Ended June 30,
                                    ------------------------------------------------------------------------------------
                                                                                           (Dollars in Millions)

                                                      Revenues                               Operating Income
                                    ------------------------------------------------------------------------------------
                                        1999          1998          1997             1999          1998          1997
                                    -----------   -----------   -----------      -----------   -----------   -----------
Filmed Entertainment                $     4,416   $     3,876   $     3,112      $       355   $       266   $       113
Television Broadcasting and
    Related Businesses                    3,512         3,075         2,698              490           555           360
Cable Network Programming                   129            72            37             (129)         (141)         (148)
                                    -----------   -----------   -----------      -----------   -----------   -----------
                                          8,057         7,023         5,847              716           680           325
Other charges                                 -             -             -                -           (17)           (5)
                                    -----------   -----------   -----------      -----------   -----------   -----------
    Total                           $     8,057   $     7,023   $     5,847      $       716   $       663   $       320
                                    ===========   ===========   ===========      ===========   ===========   ===========

                                 ---------------------------------------
                                            Other Data
                                 ---------------------------------------
                                       Operating Income Before
                                   Depreciation and Amortization (1)
                                 ---------------------------------------
                                     1999         1998          1997
                                 -----------   -----------   -----------
Filmed Entertainment             $       396   $       292   $       138
Television Broadcasting and
    Related Businesses                   707           727           490
Cable Network Programming                (72)          (96)         (123)
                                 -----------   -----------   -----------
                                       1,031           923           505
Other charges                              -           (17)           (5)
                                 -----------   -----------   -----------
    Total                        $     1,031   $       906   $       500
                                 ===========   ===========   ===========

______________________________
  (1) Operating Income Before Depreciation and Amortization should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP in the Company's audited consolidated financial statements included elsewhere in this filing. See "Selected Consolidated Financial Data" for definition of Operating Income Before Depreciation and Amortization.





                 [Remainder of page intentionally left blank]

Results of Operations - Fiscal 1999 vs. Fiscal 1998

     The following table sets forth the Company's operating results, by segment, for fiscal 1999 as compared to fiscal 1998:

                                                                                      Year Ended June 30,
                                                                                   -------------------------
                                                                                      1999           1998         Change
                                                                                   ----------     ----------     ----------
                                                                                             (Dollars in Millions)
Revenues:
     Filmed Entertainment                                                          $    4,416     $    3,876     $      540
     Television Broadcasting and Related Businesses                                     3,512          3,075            437
     Cable Network Programming                                                            129             72             57
                                                                                   ----------     ----------     ----------
          Total revenues                                                           $    8,057     $    7,023     $    1,034
                                                                                   ==========     ==========     ==========

Operating Income (loss):
     Filmed Entertainment                                                          $      355     $      266     $       89
     Television Broadcasting and Related Businesses                                       490            555            (65)
     Cable Network Programming                                                           (129)          (141)            12
                                                                                   ----------     ----------     ----------
                                                                                          716            680             36
     Other charges                                                                          -            (17)            17
                                                                                   ----------      ----------    ----------
          Total operating income                                                          716             663            53
Interest expense, net                                                                    (223)           (271)           48
Equity in losses of affiliates                                                           (146)            (81)          (65)
                                                                                   ----------      ----------    ----------

Income before income taxes                                                                347             311            36
Income tax expense                                                                       (142)           (135)           (7)
                                                                                   ----------      ----------    ----------
Net income                                                                         $      205      $      176    $       29
                                                                                   ==========      ==========    ==========

Other Data:
Operating Income (Loss) Before Depreciation and Amortization
     Filmed Entertainment                                                          $      396      $      292    $      104
     Television Broadcasting and Related Businesses                                       707             727           (20)
     Cable Network Programming                                                            (72)            (96)           24
                                                                                   ----------      ----------    ----------
                                                                                        1,031             923           108
     Other charges                                                                          -             (17)          (17)
                                                                                   ----------      ----------    ----------
          Total Operating Income Before Depreciation and Amortization              $    1,031      $      906    $       91
                                                                                   ==========      ==========    ==========

Depreciation and Amortization:
     Filmed Entertainment                                                                  41              26            15
     Television Broadcasting and Related Businesses                                       217             172            45
     Cable Network Programming                                                             57              45            12
                                                                                   ----------      ----------    ----------
          Total depreciation and amortization                                      $      315      $      243    $       72
                                                                                   ==========      ==========    ==========

Filmed Entertainment. For fiscal 1999, revenues increased approximately 14% to $4.4 billion. During fiscal 1999, the Company released 22 new feature films as compared to 25 films released during fiscal 1998. The increase in revenues can be attributed to the strong theatrical releases of Never Been Kissed, Entrapment and the much anticipated Star Wars Episode I: The Phantom Menace, which, with its accumulated domestic box office receipts of $416 million, ranks as the third highest grossing film in history behind two other FOX releases, Titanic and the original Star Wars. Also contributing were the worldwide theatrical and video releases of the highly successful There's Something About Mary and Dr. Dolittle as well as Titanic's worldwide video release.

    For fiscal 1999, operating expenses increased primarily as a result of the increase in the amortization of film costs and in the number of full season series produced by Twentieth Century Fox Television ("TCFTV") and related entities for the Networks.

    For fiscal 1999, operating income increased approximately 33% to $355 million. Operating results from the successful films mentioned above were partially offset by the lower than expected results of The Siege, The Thin Red Line, Ravenous, Office Space and Pushing Tin, for which ultimate losses were recognized during fiscal 1999 in accordance with GAAP. TCFTV also contributed to the increase in operating income as a result of its syndication of network series to cable networks. Partially offsetting these factors was the increase in production costs of three new dramas as compared to two in the prior fiscal year.

    For fiscal 1999, Operating Income Before Depreciation and Amortization increased approximately 36% to $396 million representing significantly improved operating performance primarily as a result of the factors described above.

    Television Broadcasting and Related Businesses. For fiscal 1999, revenues increased approximately 14% to $3.5 billion. The Fox Television Stations experienced continued revenue growth due to increases in market share, up 1.1 percentage points to 19.4%, and advertising sales, up 4.7%. At FOX, revenue was positively affected by its programming lineup, resulting in strong ratings in the key targeted audience, adults aged 18-49 years old. As a result of FOX's ratings, advertising revenues increased as FOX was able to obtain higher rates for advertising targeted at adults aged 18-49 years old.

    For fiscal 1999, operating expenses of the Fox Television Stations increased primarily as a result of the costs associated with the investment in local programming and news expansion. At FOX, increased programming costs related to FOX's National Football League ("NFL") contract combined with a loss on FOX's Major League Baseball contract due to the New York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game, also contributed to the rise in operating expenses.

    For fiscal 1999, operating income decreased approximately 12% to $490 million primarily as a result of the factors described above. FOX recently implemented a new agreement with its affiliate stations to increase FOX's share of future advertising revenue.

    For fiscal 1999, Operating Income Before Depreciation and Amortization decreased approximately 3% to $707 million primarily as a result of the factors described above.

    Cable Network Programming. For fiscal 1999, this segment's revenues increased approximately 79% to $129 million, primarily due to the addition of 9 million new subscribers to the Fox News Channel ("Fox News") and a 200% increase in ratings from the prior fiscal year yielding higher affiliate and advertising revenues.

    For fiscal 1999, operating expenses increased as a result of increased marketing, newsgathering and launch support expenses.

    For fiscal 1999, operating losses decreased approximately 9%, or $12 million, to a loss of $129 million from a loss of $141 million in fiscal 1998. Fox News continues to experience losses but has increased subscriber revenues as a result of its strengthened distribution base.

    For fiscal 1999, Operating Loss Before Depreciation and Amortization narrowed by approximately 25%, or $24 million, to a loss of $72 million from a loss of $96 million in fiscal 1998. These results represent an improvement in operating performance as described above.

    Interest Expense. For fiscal 1999, interest expense decreased approximately 18% to $223 million from $271 million in fiscal 1998, principally reflecting the repayment of external debt and the decrease in average balances due to The News Corporation Limited and its affiliates ("News Corporation").

    Equity in Losses of Affiliates. For fiscal 1999, equity in losses of affiliates increased approximately 80% to $146 million as compared to a loss of affiliates of $81 million in fiscal 1998. These losses resulted primarily from additional interest expense related to a full year of financing costs associated with the acquisitions of Regional Programming Partners ("RPP") and International Family Entertainment, Inc. ("IFE").

    Income Tax Expense. Income tax expense represents the federal, state and foreign taxes on earnings before income taxes. The increase in income tax expense is attributable to the increase in income before income taxes. The effective income tax rate for fiscal 1999 was 41% compared with 43% in the prior year. The lower effective tax rate resulted primarily from reduced state and local taxes provided partially offset by higher non-deductible amortization and expense compared to fiscal 1998.

Results of Operations - Fiscal 1998 vs. Fiscal 1997

     The following table sets forth the Company's operating results, by segment, for fiscal 1998 as compared to fiscal 1997:

                                                                                       Year Ended June 30,
                                                                              ---------------------------------
                                                                                   1998               1997             Change
                                                                              --------------      -------------    ------------
                                                                                           (Dollars in Millions)
Revenues:
     Filmed Entertainment                                                     $         3,876     $        3,112   $         764
     Television Broadcasting and Related Businesses                                     3,075              2,698             377
     Cable Network Programming                                                             72                 37              35
                                                                                --------------      -------------    ------------
                 Total revenues                                               $         7,023     $        5,847   $       1,176
                                                                                ==============      =============    ============

Operating Income (Loss):
     Filmed Entertainment                                                     $           266     $          113   $         153
     Television Broadcasting and Related Businesses                                       555                360             195
     Cable Network Programming                                                           (141)              (148)              7
                                                                                --------------      -------------    ------------
                                                                                          680                325             355
     Other charges                                                                        (17)                (5)            (12)
                                                                                --------------      -------------    ------------
          Total operating income                                                          663                320             343
Interest expense, net                                                                    (271)              (191)            (80)
Equity in losses of affiliates                                                            (81)               (50)            (31)
                                                                                --------------      -------------    ------------

Income before income taxes                                                                311                 79             232
Income tax expense                                                                       (135)               (49)            (86)
                                                                                --------------      -------------    ------------

Net income                                                                    $           176     $           30   $         146
                                                                                ==============      =============    ============

Other Data:
Operating Income (Loss) Before Depreciation and Amortization
     Filmed Entertainment                                                     $           292     $          138   $         154
     Television Broadcasting and Related Businesses                                       727                490             237
     Cable Network Programming                                                            (96)              (123)             27
                                                                                --------------      -------------    ------------
                                                                                          923                505             418
     Other charges                                                                        (17)                (5)            (12)
                                                                                --------------      -------------    ------------
          Total Operating Income Before Depreciation and Amortization         $           906     $          500   $         406
                                                                                ==============      =============    ============

Depreciation and Amortization:
     Filmed Entertainment                                                     $            26     $           25   $           1
     Television Broadcasting and Related Businesses                                       172                130              42
     Cable Network Programming                                                             45                 25              20
                                                                                --------------      -------------    ------------
          Total depreciation and amortization                                 $           243     $          180   $          63
                                                                                ==============      =============    ============

         Filmed Entertainment. For fiscal 1998, revenues increased approximately 25% to $3.9 billion. During fiscal 1998, the Company released 25 new feature films as compared to 23 films released during fiscal 1997. The increase in revenues was primarily attributable to the international box office success of Titanic, the highest grossing motion picture of all time, the successful worldwide theatrical release of The Full Monty and the successful home video releases of The Star Wars Trilogy Special Edition and William Shakespeare's Romeo + Juliet. The late fiscal 1998 domestic theatrical releases of The X-Files and Dr. Dolittle have also contributed to these revenues, although a substantial percentage of these films' successes will be reflected in fiscal 1999 results.

         For fiscal 1998, operating expenses increased primarily as a result of the increased amortization of filmed entertainment costs related to the production of Titanic. Operating expenses also increased due to the increase in the number of full season series produced by TCFTV for FOX and the other Networks to 11.5 hours in fiscal 1998 from 5.5 hours in fiscal 1997. In addition, operating expenses increased in fiscal 1998 due to increased costs relating to marketing and distribution initiatives for home video sales in certain targeted international markets.

         For fiscal 1998, operating income increased approximately 135% to $266 million. Operating results from the successful films mentioned above were partially offset by the disappointing results of Out to Sea, Home Alone 3, Bulworth and The Newton Boys, for which ultimate losses were recognized during fiscal 1998 in accordance with GAAP and industry practice. The growth in operating income was partially offset by the increase in the number of full season series produced by TCFTV for FOX and the other Networks because original series license fees paid by broadcast networks generally do not fully recover production costs. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication where additional revenues will be generated.

         For fiscal 1998, Operating Income Before Depreciation and Amortization increased approximately 112% to $292 million representing significantly improved operating performance primarily as a result of the factors described above.

         Television Broadcasting and Related Businesses. For fiscal 1998, revenues increased approximately 14% to $3.1 billion. The segment experienced revenue growth as a result of a full-year's contribution from the 10 television stations acquired as part of the New World Acquisition, as well as revenue growth at both the group's 12 base owned and operated television stations and the New World stations. This revenue growth was attributed to increases in market share and advertising rates. At FOX, revenue increased due to a strong programming line-up, resulting in strong ratings in the key targeted audience, adults aged 18-49 years old. FOX's ratings were supported by its new hit series Ally McBeal, as well as the continued success of The Simpsons, The X-Files and King of the Hill. As a result of FOX's strong ratings, advertising revenues increased as FOX was able to obtain higher rates for advertising targeted at adults aged 18-49 years old.

         For fiscal 1998, operating expenses of the Fox Television Stations increased primarily as a result of operating the New World stations for a full year in fiscal 1998, as well as the costs associated with the investment in local programming. This increase was partially offset by a decrease of operating expenses of FOX, which resulted from a reduction of general advertising and promotion costs, coupled with the absence of the development and production costs associated with the series 13 Bourbon Street, which was abandoned during fiscal 1997.

         For fiscal 1998, operating income increased approximately 54% to $555 million. Despite increased costs, operating margins at the Fox Television Stations improved under the Company's management. In addition, the operating performance of FOX in fiscal 1998 did not reflect the contribution from the broadcast of the Super Bowl, which was broadcast by FOX in fiscal 1997.

         For fiscal 1998, Operating Income Before Depreciation and Amortization increased approximately 48% to $727 million representing significantly improved operating performance primarily as a result of the factors described above, as well as the increase in depreciation and amortization. Depreciation and amortization reflects a full year's amortization of intangible assets relating to the New World Acquisition versus five months in fiscal 1997.

         Cable Network Programming. For fiscal 1998, Fox News' revenues increased approximately 95% to $72 million, reflecting a full year of operations as well as a larger subscriber base. Fox News was launched on October 7, 1996.

         For fiscal 1998, operating expenses increased as a result of the increased costs of news gathering and the operation of Fox News for a full year as compared to only nine months in fiscal 1997.

         For fiscal 1998, operating losses decreased approximately 5%, or $7 million, to a loss of $141 million from a loss of $148 million in fiscal 1997. Fox News continues to experience losses but has increased subscriber revenues as a result of its strengthened distribution base. Current subscribers now constitute approximately 34 million with future commitments above 41 million subscribers.

         For fiscal 1998, Operating Income Before Depreciation and Amortization increased approximately 22% or $27 million, to a loss of $96 million from a loss of $123 million in fiscal 1997 primarily as a result of the factors described above, as well as the increase in depreciation and amortization. These results represent an increase in operating performance. Depreciation and amortization principally represents a full year depreciation of Fox News' studio facilities and additional amortization of cable carriage fees.

         Other Charges. In fiscal 1998, the Company closed one of its film divisions resulting in a non-recurring charge.

         Interest Expense. For fiscal 1998, intercompany interest expense increased approximately 21% to $174 million from $144 million in fiscal 1997, principally reflecting the increase in average balances due to News Corporation and its affiliates.

         The increase in external interest expense reflects increases in the full year average balances of New World debt and production financing associated with feature films.

         Equity in Losses of Affiliates. For fiscal 1998, equity in losses of affiliates increased approximately 62% to $81 million as compared to equity in losses of affiliates of $50 million in fiscal 1997. These losses resulted primarily from additional interest expenses related to the expansion of Fox/Liberty including its acquisition of a 40% interest in RPP and expanded services at ISPP. FFW also reported losses resulting primarily from interest expense incurred in connection with its acquisition of IFE in fiscal 1998.

         Income Tax Expense. The Company has not provided for or paid current income taxes due to its net taxable losses. Deferred income tax expense represents the federal, state and foreign taxes on earnings before income taxes. The effective income tax rate for fiscal 1998 was 43% compared with 62% in the prior year. The lower effective tax rate resulted from the relationship of non-deductible items to lower taxable income in fiscal 1997.

Liquidity and Capital Resources

         The Company's principal sources of cash flow are from internally generated funds and borrowings from News Corporation.

         Net cash flows from operating activities in fiscal 1999 increased to $745 million from $306 million in fiscal 1998. This increase was primarily attributable to improvements in operating income and a decrease in other elements of working capital.

         Net cash flows used in investing activities were $607 million and $876 million in fiscal 1999 and 1998, respectively. Capital expenditures during this period were principally for construction of facilities and renovations at the Company's Los Angeles Fox Studios lot and for digital technology equipment at the Fox Television Stations. During fiscal 1999, the Company's major investments included additional investments in Fox Studios Australia and the Company's joint ventures with Liberty Media Corporation ("Liberty").

         Future minimum payments under the Company's eight-year contract for program rights to broadcast certain NFL games aggregated approximately $4.2 billion at June 30, 1999, and are payable over the remaining seven-year term. The Company's minimum commitments and guarantees under certain programming, production, licensing, artists, athletes, franchise and other agreements aggregated approximately $2.2 billion at June 30, 1999, which are payable principally over a five-year period. The NFL contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

         Financing activities reflect advances received from News Corporation and the repayments of outstanding indebtedness. The net proceeds of approximately $2.7 billion from the consummation of the Company's initial public offering were used to repay intercompany indebtedness. The cash provided by News Corporation was primarily used to fund capital expenditures and to repay external debt.

         On July 15, 1999, News Corporation acquired substantially all of Liberty's 50% interest in Fox/Liberty. In exchange for its interest, Liberty received approximately 51.8 million ADRs (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

         Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.67% from 81.44% while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of

Fox/Liberty's bank debt. The repayment of this bank debt was funded through additional advances from its affiliates.

         Due to increased competition and costs associated with film production, film studios constantly evaluate the risks and rewards of production. Companies use various strategies to balance this risk with their capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only, and insurance. Pursuant to a series of film rights agreements with New Millennium, the Company has agreed to sell completed feature films produced over the period 1997 through 2001 to New Millennium at amounts, which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to reacquire the films after a period when significantly all of the ultimate revenues have been earned based on a formula which considers the remaining projected ultimate revenues, net of cost, as defined at the time of reacquisition. Through this arrangement, New Millennium provides the Company with an external source of capital willing to share in the risks of motion picture production. In cases where the Company fully produces, retains and distributes motion pictures, the Company has the full risk and reward from such films. Under the arrangement with New Millennium, it participates in certain of the risks and rewards from the portfolio of films it has acquired. Although following the expiration of the New Millennium arrangement in 2001 the Company expects to be able to extend the existing arrangements or enter into alternative arrangements, there can be no assurance that such extension or alternative arrangements will be effected or, if effected, will be effected on similar terms to the existing arrangements. Unless this arrangement is extended or an alternate arrangement is entered into prior to the expiration of the film rights agreements in 2001, the Company expects that the funding of its film production activities will be met through internally generated funds or from other external sources of funds, which could include funds made available to the Company from News Corporation or its affiliates.

         The Company does not record any revenue or expense from the sale of the films, at cost, to New Millennium. Thereafter, the Company accrues participations due to New Millennium in the same manner that the Company has historically amortized film costs under Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". As the participation payments due to New Millennium are payable over a two-to-three year period, amounts included in interest expense primarily reflect the direct pass through cost that New Millennium charges the Company for interest and related costs on its credit facility. Cumulatively, through June 30, 1999 and 1998, 63 and 45 films had been sold, respectively. No films have been reacquired as of June 30, 1999. As of June 30, 1999 and 1998, $432 million and $455 million of amounts due under these agreements were included in participations, residuals and royalties payable, respectively.

         The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. The Company used the entire net proceeds from its initial public offering to repay a portion of the amounts due to intercompany affiliates. Immediately following consummation of the initial public offering and the application of the net proceeds therefrom, the aggregate amount outstanding due to intercompany affiliates was approximately $1.8 billion. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowing as set forth in the Master Intercompany Agreement. At June 30, 1999, the intercompany interest rate approximated 8%. The Company anticipates that cash provided by future operations will be sufficient to meet its working capital requirements.

Year 2000

         The Company, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Many of the computer systems and chip-based devices in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some programs may interpret the year "00" as 1900, instead of 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail.

         The Company's exposure to potential Year 2000 ("Y2K") problems exists in two general areas: technological operations within the Company's sole control and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software.

         The Company has substantially completed the process of identifying and assessing potential Y2K difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that may affect business continuity from those that may not. An item is considered to have a business continuity impact on the Company if its Y2K-related failure would significantly impair the ability of one of its major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements. Based upon its efforts to date, the Company believes that all IT and non-IT systems will remain up and running after January 1, 2000. The Company has substantially completed the assessment and remediation phases for these potential exposures and expects that testing with respect to technological operations in its sole control will be substantially completed in all material respects by the end of the third quarter of calendar 1999.

         Most of the Company's potential Y2K exposures, however, are in the area of technological operations dependent on one or more third parties. The financial impact on the Company of such third parties not achieving high levels of Y2K readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control. In addition, many of the Company's businesses are dependent on third parties that are themselves heavily dependent on technology. In some cases, third party dependence is on vendors of technology who are themselves working towards solutions to Y2K problems. In other cases, third party dependence is on suppliers of products or services that are themselves computer-intensive. The Company has included in its "mission critical" inventory significant service providers, vendors, suppliers and customers that are believed to be critical to business operations. The Company is in various stages of attempting to ascertain the state of Y2K readiness of significant third parties through questionnaires, interviews, on-site visits, industry group participation and other available means. The ability to continue to deliver services to customers is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data and broadcast transmissions. The Company is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Y2K ready, but cannot predict the likelihood of such readiness nor the direct or indirect costs of non-compliance by those third parties or of securing such services from alternate third parties.

         Structure of Year 2000 Program. The Company has been focused on the Y2K issue for several years since its capital spending policy required that significant investments made in technology in the periods prior to December 31, 1999, would be for systems which would be operational after December 31, 1999.

    Operating Division Project Teams are the focal point for ensuring that each division maintains business and technical stability in all Y2K areas, and that all major issues are communicated to the Audit Committee. The Boards of Directors of the Company and News Corporation are made aware of the actions being taken to address Y2K issues.

    Definition of Readiness. An item is defined as "Year 2000 Ready" when, after having undergone an internal review process and having been tested using a set of representative dates, the risk of material failure due to a date processing problem is assessed as insignificant.

    Area of Focus and Progress. The Company will continue to proceed through its various phases of assessment, strategy, detailed planning, implementation, testing and management. The Company expects to be Y2K ready in respect of substantially all "mission critical" technology systems during the third quarter of calendar 1999.

    The Company recognizes that system failures resulting from the Y2K problem could adversely affect operations and financial resources in all of its business segments. For example:

    In the Filmed Entertainment segment, Y2K failures could interfere with critical systems in such areas as the production, duplication and distribution of motion picture and home video product.

    In the Television Broadcasting and Related Businesses and Cable Network Programming segments, at-risk operations include satellite transmission and communication systems. Y2K failures in such systems could adversely affect television networks including cable services and owned and operated television stations.

    The Project Teams are focusing their attention in the areas described above as well as in the following major areas:

    Core Computer Systems. Information technology systems account for much of the Y2K work and include all computer systems and technology managed by the Company's divisions. All core systems have been assessed, plans are in place, and work is being undertaken to rectify, test and implement changes where required. Major IT vendors and suppliers have been contacted as to their Y2K readiness and their deliverables factored into our plans.

    Office and Desktop Computer Systems. Work is in progress to assess and remediate all office and desktop computer systems, some of which are stand-alone business unit systems. This includes personal computers, LAN server hardware, software, and operating and data systems.

    Premises. An inventory of all-critical broadcast equipment, office equipment and building infrastructure has been completed for all major sites.

    Goods and Services Providers. The Company recognizes the importance of the supply chain to its operations. Key suppliers, including technology providers, are being contacted to assess their Y2K readiness.

    Customers. The Company is communicating with many of its customers to assist them in understanding Y2K risks and how they might prepare themselves to manage those risks.

    Contingency Planning. The Company believes that it has established an effective program to resolve all significant Y2K issues in its sole control in a timely manner. However, the Company has not yet completed all phases of its program and is depending on third parties whose progress is not within its control. Therefore, the Y2K projects include procedures to identify and assess the business interruption that might occur as a result of the dependence on third parties. Vendors, suppliers, service suppliers, customers and governmental bodies have been identified and significant progress has been made to ascertain their stage of Y2K readiness. In the event we do not complete any of the planned additional remediation prior to the Year 2000 or if third parties on which our businesses rely experience significant issues related to Y2K, we could experience significant difficulty in producing and delivering products and services and conducting our business in the Year 2000 as we have in the past. The amount of potential liability and lost revenue that might result because of such difficulty cannot be reasonably estimated at this time.

    The Company has been focusing its efforts on identifying and remediating its Y2K exposures and is developing and will have tested where practical contingency plans in the event it does not successfully complete all phases of its Y2K program. These contingency plans include, but are not limited to identification of alternative suppliers, vendors and service providers.

    Potential Costs. The Company has been focused on the Y2K issue for several years since its capital spending policy required that significant investments made in technology in the periods prior to December 31, 1999 would be for systems which would be operational after December 31, 1999. To date, the Company has incurred approximately $13 million in costs related to its Y2K readiness program which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Y2K readiness program will not exceed $20 million. The total cost estimate is based on the current assessment of the Company's Y2K readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Y2K readiness program to have a material adverse effect on the ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to the Y2K readiness.

    The Company has made forward-looking statements regarding its Y2K Program. Those statements include: the Company's expectations about when it will be Year 2000 Ready; the Company's expectations about the impact of the Y2K problem on its ability to continue to operate on and after January 1, 2000; the readiness of its suppliers and the costs associated with the Y2K program. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Y2K program are outside its control such as the performance of third-party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Y2K problems in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

                                   PART III

ITEM 8.    FINANCIAL STATEMEMENTS AND SUPPLEMENTARY DATA



           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----
FOX ENTERTAINMENT GROUP, INC.

Report of Independent Public Accountants...............................41
Consolidated Balance Sheets as of June 30, 1999 and 1998 ..............42
Consolidated Statements of Operations for the years ended
   June 30, 1999, 1998 and 1997........................................43
Consolidated Statements of Cash Flows for the years ended
   June 30, 1999, 1998 and 1997........................................44
Consolidated Statements of Shareholders' Equity for the
   years ended June 30, 1999, 1998 and 1997............................45
Notes to Consolidated Financial Statements.............................46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

 We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the "Company"), as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP


Los Angeles, California
August 18, 1999

                         FOX ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE 30,
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                         1999           1998
                                                                                         ----           ----

ASSETS
      Cash and cash equivalents....................................................      $   121        $   101
      Accounts receivable, net.....................................................        1,756          1,949
      Filmed entertainment and television programming costs, net...................        2,621          2,071
      Investments in equity affiliates.............................................          785            791
      Property and equipment, net..................................................        1,321          1,111
      Intangible assets, net.......................................................        5,818          5,941
      Other assets and investments.................................................          741            666
                                                                                         -------        -------
         Total assets..............................................................      $13,163        $12,630
                                                                                         =======        =======

LIABILITIES
      Accounts payable and accrued liabilities. ...................................      $ 1,682        $ 1,613
      Participations, residuals and royalties payable..............................        1,321          1,153
      Television programming rights payable........................................          566            513
      Deferred revenue.............................................................          293            238
      Borrowings...................................................................           53            375
      Deferred income taxes........................................................          975            874
      Other liabilities............................................................          216            221
                                                                                         -------        -------
                                                                                           5,106          4,987
      Due to intercompany affiliates...............................................        1,389          3,702
                                                                                         -------        -------
         Total liabilities.........................................................        6,495          8,689

      Commitments and contingencies

SHAREHOLDERS' EQUITY
      Preferred stock, $100 par value per share; 0 and 10,000 shares authorized; 0 and  7,600 shares issued and outstanding at June
      30, 1999 and 1998, respectively..............................................           --              1
      Class A Common stock, $.01 par value per share; 1,000,000,000 and
      0 shares authorized; 124,800,000 and 0 shares issued and
      outstanding at June 30, 1999 and 1998, respectively..........................            1             --
      Class B Common stock, $.01 par value per share; 650,000,000 and 0 shares authorized; 547,500,000 and 0 shares issued and
      outstanding at June 30, 1999 and 1998, respectively .........................            6             --
      Paid-in capital..................... ......... ..............................        6,599          3,132
      Retained earnings and other comprehensive income.............................           62            808
                                                                                         -------        -------
          Total shareholders' equity...............................................        6,668          3,941
                                                                                         =======        =======
          Total liabilities and shareholders' equity...............................      $13,163        $12,630
                                                                                         =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED JUNE 30,
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                 1999               1998             1997
                                                                 ----               ----             ----
Revenues...........................................       $      8,057       $      7,023      $      5,847
Expenses:
  Operating........................................              6,220              5,332             4,667
  Selling, general and administrative..............                806                768               675
  Depreciation and amortization....................                315                243               180
  Other charges....................................                 --                 17                 5
                                                          ------------       ------------      ------------
Operating income...................................                716                663               320

Other expense:
  Interest expense, net............................               (223)              (271)             (191)
  Equity in losses of affiliates...................               (146)               (81)              (50)
                                                          ------------       ------------      ------------
Income before income taxes.........................                347                311                79
Income tax expense.................................               (142)              (135)              (49)
                                                          ------------       ------------      ------------
Net income.........................................       $        205       $        176      $         30
                                                          ============       ============      ============

Basic and diluted earnings per share...............       $       0.33       $       0.32      $       0.05
                                                          ============       ============      ============

Basic and diluted weighted average
number of  common equivalent shares
outstanding (in millions)..........................                626                548               548
                                                          ============       ============      ============





  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED JUNE 30,
                             (DOLLARS IN MILLIONS)

                                                                         1999               1998                1997
                                                                         ----               ----                ----
OPERATING ACTIVITIES
Net income.......................................................     $   205            $   176             $    30
  Adjustments to reconcile net income to net cash provided
       by operating activities
  Depreciation and amortization..................................         315                243                 180
  Equity in losses of affiliates.................................         146                 81                  50
Changes in operating assets and liabilities:
   Accounts receivable and other assets..........................         161               (458)               (280)
   Filmed entertainment and television programming costs.........        (513)               (30)               (176)
   Accounts payable and accrued liabilities......................         252                236                 291
   Participations, residuals and royalties payables..............         187                 58                  22
                                                                      -------            -------             -------
           Net cash provided by operating activities.............         753                306                 117

INVESTING ACTIVITIES
Acquisitions, net of cash acquired...............................           -               (328)                306
Investments in equity affiliates.................................        (140)              (141)                 (2)
Other investments................................................        (168)              (199)               (244)
Purchases of property and equipment..............................        (307)              (208)               (338)
                                                                      -------            -------             -------
           Net cash used in investing activities.................        (615)              (876)               (278)

FINANCING ACTIVITIES
Borrowings.......................................................         110                282                 623
Repayment of borrowings..........................................        (432)              (972)               (959)
Proceeds from Initial Public Offering............................       2,689                  -                   -
(Repayments to) advances from affiliates, net....................      (2,485)             1,105                 698
                                                                      -------            -------             -------
           Net cash (used in) provided by financing activities...        (118)               415                 362


Net increase (decrease) in Cash and Cash Equivalents.............          20               (155)                201
Cash and Cash Equivalents, Beginning of Year.....................         101                256                  55
                                                                      -------            -------             -------
Cash and Cash Equivalents, End of Year...........................     $   121            $   101             $   256
                                                                      =======            =======             =======



  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             YEARS ENDED JUNE 30,
                             (DOLLARS IN MILLIONS)

                                                                                                 RETAINED
                                                                                             EARNINGS AND OTHER
                                                    PREFERRED      COMMON       PAID-IN         COMPREHENSIVE
                                                    STOCK          STOCK        CAPITAL           INCOME     TOTAL
                                                    -----          -----        -------           ------     -----
BALANCE AT JUNE 30, 1996                            $   1          $   --       $   756           $  601     $ 1,358
Net income ....................................        --              --            --               30          30
Foreign currency
translation adjustments .......................        --              --            --                3           3
Capital contributions, net.....................        --              --         2,376               --       2,376
                                                    -----          ------       -------           ------     -------
BALANCE AT JUNE 30, 1997                                1              --         3,132              634       3,767

Net income ....................................        --              --            --              176         176
Foreign currency
translation adjustments .......................        --              --            --               (2)         (2)
                                                    -----          ------       -------           ------      ------
BALANCE AT JUNE 30, 1998                                1              --         3,132              808       3,941

Redemption of preferred stock in
connection with reorganization.................        (1)             --            --               --          (1)
Issuance of Class A Common Stock...............        --               1         2,688               --       2,689
Conversion of Class B Common Stock in
connection with recapitalization...............        --               6            (6)              --          --
Elimination  of certain Intercompany debt
and payment of dividends.......................        --              --           785             (948)       (163)

Net Income ....................................        --              --            --              205         205
Foreign currency
translation adjustments .......................        --              --            --               (3)         (3)
                                                    -----          ------       -------           ------     -------
BALANCE AT JUNE 30, 1999                            $  --          $    7       $ 6,599           $   62     $ 6,668
                                                    =====          ======       =======           ======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Entertainment Group, Inc. and its subsidiaries (the "Company") is a diversified entertainment company with operations in three business segments. These business segments are: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Broadcasting and Related Businesses, which principally consists of the operation of broadcast television stations and the production and distribution of certain television programming; and Cable Network Programming, which principally consists of the distribution of network and cable television programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc.

Prior to the transactions referred to in Note 3, The News Corporation Limited and its subsidiaries ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. Included in this contribution was Twentieth Century Fox Film Corporation, which was acquired by News Corporation in 1985, News Corporation's interest in Fox Family Worldwide, Inc. and Fox/Liberty Networks, LLC, International Sports Programming Partners, Fox/Liberty Ventures, LLC and other cable network programming and related interests.

The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization. For reporting purposes, the financial statements for all periods are collectively referred to as consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company consolidated with the accounts of its majority-owned and controlled subsidiaries (See Note 1). For financial reporting purposes, control generally means ownership of a majority interest in an entity but may, in certain instances, result from other considerations, including a company's capacity to dominate decision making in relation to the financial and operating policies of the consolidated entity. Fox Television Holdings, Inc. ("FTH") a subsidiary of the Company has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH.

FTH is included in these consolidated financial statements because the Company is deemed to control FTH for financial reporting purposes. Among the reasons why the Company has a controlling financial interest in FTH are (i) the Company has the ability to redeem the voting preferred stock, at any time, at the liquidation value of $760,000 plus accrued dividends, (ii) the dividends on, and amounts to be paid on redemption of, the voting preferred stock are fixed, and not related to the performance of FTH, and, (iii) senior management of FTH, including its Board of Directors, consists solely of persons employed by the Company. As a result, the controlling financial interest in FTH rests with the Company through its common stock ownership of FTH.

The Company uses the equity basis of accounting for investments in affiliates where it exercises significant influence but not control.

All material intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

FISCAL YEAR

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Each of the periods presented is a 52 week year.

BALANCE SHEET PRESENTATION

As an entertainment company which complies with the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", the Company has elected to present unclassified balance sheets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

REVENUE RECOGNITION

Filmed Entertainment

In accordance with SFAS No. 53, revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales, net of a reserve for returns, are recognized on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

License agreements for the telecast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for telecast. Cash received in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement.

Television Broadcasting and Related Businesses and Cable Network Programming

In accordance with SFAS No. 63, "Financial Reporting by Broadcasters", television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable system operators and direct broadcast satellite are recognized as revenue when services are provided.

FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

Filmed Entertainment Costs

In accordance with SFAS No. 53, filmed entertainment costs include production, certain exploitation costs expected to benefit future periods and capitalized overhead and interest costs, net of any allocated amounts received from outside investors. These costs, as well as participations and talent residuals, are charged as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources.

Film costs are stated at the lower of unamortized cost or estimated net realizable value on an individual film or television series basis. Revenue forecasts for both motion picture and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues indicate that a motion picture or television production will result in an ultimate loss, additional amortization is provided to currently recognize such loss.

Pursuant to a series of film rights agreements with an independent third party, the Company has agreed to sell completed feature films produced over the period 1997-2001 to the third party at amounts which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to re-acquire the films after a period when significantly all of the ultimate revenues have been earned, based on a formula which considers the remaining projected ultimate revenues net of costs, as defined, at the time of re-acquisition. Cumulatively, through June 30, 1999 and 1998, sixty-three and forty-five films had been sold, respectively. No films have been re-acquired as of June 30, 1999. As a distributor, the Company has recorded, in its statements of operations, the revenues received from and operating expenses related to the exploitation of the films in all markets, and, in interest expense, net, certain other costs relating to the agreements of $64 million and $67 million in 1999 and 1998, respectively. As of June 30, 1999 and 1998, $432 million and $455 million, respectively, of amounts due under these agreements were included in participations, residuals and royalties payable.

Television Programming Costs

In accordance with SFAS No. 63, program rights for entertainment programs and sporting events are amortized over their license periods. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Estimates of total operating profit can change significantly and accordingly, are reviewed periodically and amortization is adjusted as necessary.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization for financial statement purposes is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are depreciated using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

INTANGIBLE ASSETS

As a creator and distributor of branded information and entertainment copyrights, the Company has a significant and growing amount of intangible assets, including goodwill, free and cable television networks and stations, film and television libraries, sports franchises, entertainment franchises, and other copyright products and trademarks. In accordance with generally accepted accounting principles, the Company does not record the fair value of these internally generated intangible assets. However, intangible assets acquired in business combinations are recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible net assets. Such amounts are amortized on a straight-line basis over periods up to forty years.

The Company periodically reviews the propriety of the carrying amount of long-lived assets and the related intangible assets as well as the related amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or the estimates of useful lives. This evaluation consists of the Company's projection of undiscounted operating income before depreciation, amortization and interest over the remaining lives of the intangible assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Based on its review, the Company believes that no significant impairment of its long-lived assets or related intangible assets has occurred.

FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, investments and long-term borrowings, is generally determined by reference to market values resulting from trading on national securities exchanges. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since amounts are expected to be reinvested indefinitely.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of film costs and programming contracts. Because of the use of estimates inherent in the financial reporting process, especially for entertainment companies, actual results could differ from those estimates. These differences could be material.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with fiscal 1999 presentation.

3. INITIAL PUBLIC OFFERING

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represent approximately 18.6% of the Company's outstanding common stock. The net proceeds from the public offering were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the initial public offering, News Corporation effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming, (ii) the elimination of certain outstanding intercompany debt against Paid-in capital,
(iii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced Retained earnings and Paid-in capital) such that after (ii) and
(iii), $4.5 billion of intercompany debt was outstanding, (iv) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and
(v) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness that was outstanding after the Reorganization. For the year ended June 30, 1999, after giving effect to the initial public offering, Reorganization and recapitalization, as if they had occurred on July 1, 1998 rather than on November 11, 1998, the pro forma net income and earnings per share would have been $246 million and $0.37, respectively, as a result of a decrease in intercompany interest expense of $69 million, an increase in income taxes of $28 million and an increase of 46 million shares in the weighted average number of shares outstanding.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, administrative services, trademarks and indemnities by the Company and News Corporation. The Company and a subsidiary of News Corporation also entered into a Tax Sharing Agreement (See Note 8). These agreements were negotiated in the context of a parent-subsidiary relationship and, therefore, are not the result of arm's length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

4. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

  Filmed entertainment and television programming costs consisted of the following at June 30:

                                                                                1999       1998
                                                                                ----       ----
Filmed entertainment costs:
   Released, less accumulated amortization...............................     $ 1,030     $  788
   Completed, not released...............................................         169        141
   In process............................................................         696        564
Television programming costs, less accumulated amortization..............         726        578
                                                                              -------     ------
                                                                              $ 2,621     $2,071
                                                                              =======     ======

As of June 30, 1999, the Company estimated that approximately 87% of released unamortized filmed entertainment costs will be amortized within the next three years.

5. INVESTMENTS

INVESTMENTS IN EQUITY AFFILIATES
FOX FAMILY WORLDWIDE, INC.

In November 1995, the Company and Saban Entertainment Inc. formed a joint venture, Fox Kids Worldwide, LLC, to jointly develop and acquire appealing family programming that can be commercially exploited worldwide. In connection with the acquisition of International Family Entertainment, Inc., in August 1997, this venture was reorganized pursuant to which it became a wholly owned subsidiary of Fox Family Worldwide, Inc. The Company has a 49.5% interest in this venture.

FOX/LIBERTY JOINT VENTURES (FOX/LIBERTY NETWORKS, LLC, INTERNATIONAL SPORTS PROGRAMMING PARTNERS AND FOX/LIBERTY VENTURES, LLC)

Beginning in April 1996, the Company and Liberty Media Corporation and its related companies ("Liberty"), formed various 50/50 joint ventures to own and operate programming services featuring predominantly sports and sports-related programming for distribution in the United States and internationally. Liberty primarily contributed its regional and national sports programming services and the Company contributed cash, its FX cable programming service and certain other assets. In July 1999, the Company acquired Liberty's interest in Fox/Liberty Networks, LLC. (see Note
16).

OTHER

In addition, the Company has an investment in Regency Television.

SUMMARIZED FINANCIAL DATA

Summarized financial data for equity affiliates at June 30 is presented below:

                                                                 1999         1998         1997
                                                                 ----         ----         ----
Total assets                                                  $ 4,641      $ 4,702      $ 1,568
Total liabilities                                               4,324        4,070        1,071
Revenues                                                        1,404        1,317          661
Operating income (loss)                                            38           63          (55)
Net Income (loss)                                                (291)        (162)        (101)

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

                                                                                1999                1998
                                                                                ----                ----
Machinery and equipment...............................................     $         718        $         570
Buildings and leaseholds..............................................               821                  681
Land..................................................................               168                  143
                                                                           -------------        -------------
                                                                                   1,707                1,394
Less accumulated depreciation.........................................              (386)                (283)
                                                                           -------------        -------------
                                                                           $       1,321        $       1,111
                                                                           =============        =============

Included in buildings and leaseholds were cumulative capital expenditures for construction in progress of approximately $171 million and $314 million, as of June 30, 1999 and 1998, respectively, principally relating to the construction of new office buildings and improvements at the Company's Los Angeles Fox Studios lot.

7. BORROWINGS

Borrowings consisted of the following at June 30:

                                                                                          1999                     1998
                                                                                          ----                     ----
New World Senior Secured Discount Notes..................................            $           --           $          206
Film production financing................................................                        53                      147
Other....................................................................                        --                       22
                                                                                     ---------------          --------------
                                                                                     $           53           $          375
                                                                                     ===============          ==============

During June 1999, the Company redeemed the outstanding balance of the New World Senior Secured Discount Notes.

The Company has various single-film production financing arrangements which are secured by the film assets and bear interest at approximately 6% in each of the fiscal years presented. The film production financing is due to mature in fiscal 2000.

External interest paid, net of amounts capitalized, was $60 million, $100 million and $41 million for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company capitalizes interest on filmed entertainment and television productions in process. The total interest capitalized was $19 million, $26 million and $34 million in fiscal 1999, 1998 and 1997, respectively.

8. INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries filed a separate tax return and other subsidiaries of the Company were included in the consolidated tax returns of another News Corporation entity, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

Income before income taxes was attributable to the following jurisdictions for the year ended June 30:

                                                                                 1999          1998            1997
                                                                                 ----          ----            ----
United States (including exports).....................................       $       271    $       225     $        60
International.........................................................                76             86              19
                                                                             -----------    -----------     -----------
                                                                             $       347    $       311     $        79
                                                                             ===========    ===========     ===========

Components of the provision for income taxes on income before income taxes for the year ended June 30 were as follows:

                                                                                 1999          1998            1997
                                                                                 ----          ----            ----
Current -
        Federal - pursuant to the Tax Sharing Agreement...............       $        60    $         -     $         -
        Foreign.......................................................                22             11               -
                                                                             -----------    -----------     -----------
                                                                             $        82    $        11     $         -
                                                                             ===========    ===========     ===========
Deferred -
        Federal.......................................................       $        56    $       100     $        38
        State and local...............................................                 4             18               6
        Foreign.......................................................                 -              6               5
                                                                             -----------    -----------     -----------
                                                                             $        60    $       124     $        49
                                                                             ===========    ===========     ===========

A reconciliation of the U.S. Federal statutory tax rate on income to the Company's effective tax rate on earnings before income taxes for the year ended June 30 is summarized as follows:

                                                                                 1999          1998           1997
                                                                                 ----          ----           ----
U.S. Federal income tax rate..........................................            35%           35%            35%
State and local taxes (net of federal tax benefit)....................             1             5              6
Effect of foreign operations..........................................            (1)            1             17
Non-deductible amortization and expenses..............................             4             2              5
Other.................................................................             2            --             (1)
                                                                             -----------     ----------     ----------
Effective tax rate....................................................            41%           43%            62%
                                                                             ===========     ==========     ==========

The following is a summary of the components of the deferred tax accounts at June 30:

                                                             1999                 1998
                                                             ----                 ----
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets..   $   (1,575)        $   (1,539)
Revenue recognition.....................................          163                166
Accrued liabilities.....................................          201                195
Other...................................................          (98)               (63)
Net operating loss carryforwards........................          402                367
                                                          -----------         ----------
Net deferred tax liability..............................         (907)              (874)
Income tax payable......................................          (68)                --
                                                          -----------         ----------
                                                          $      (975)        $     (874)
                                                          ===========         ==========

As of June 30, 1999, the Company had approximately $1 billion of combined unused tax net operating loss carryforwards, expiring between 2001 and 2012. Realization of these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided. The amount of the deferred tax assets could be reduced through a charge to income, however, if estimates of future taxable income during the carryforward period are reduced.

As noted above, certain subsidiaries of the Company are included in the consolidated group of News Publishing Australia Limited ("NPAL"), the principal U.S. subsidiary of News Corporation, for U.S. federal income tax purposes (the "Consolidated Group") as well as in certain consolidated, combined or unitary groups which include NPAL and/or certain of its subsidiaries (the "Combined Group") for state and local income tax purposes. The Company and NPAL have entered into a tax sharing agreement (the "Tax Sharing Agreement"). Pursuant to the Tax Sharing Agreement (See Note 3), the Company and NPAL generally will make payments between them such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in the Consolidated Group or any Combined Group, the amount of such consolidated or combined taxes to be paid by the Company will be determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in the Consolidated Group or Combined Group filed their own consolidated, combined or unitary tax return. Net operating losses and other future tax benefits actually availed of to reduce the tax liabilities of the Consolidated Group or Combined Group and any taxes actually paid by the Company's subsidiaries included in such groups will be taken into account for this purpose. The Company will be responsible for any taxes with respect to tax returns that include only the Company and its subsidiaries.

Income taxes paid for the years ended June 30, 1999, 1998 and 1997 were not significant.

9. SHARE OPTION PLAN

The Company does not have a share option plan.

Certain of the Company's employees have been granted News Corporation stock options under News Corporation's Share Option Plan (the "Plan"). The price of options granted under the Plan is the weighted average market price of the shares sold on the Australian Stock Exchange during the five trading days immediately prior to the date of the option being granted. Stock options are exercisable at a ratio of four options per American Depositary Receipt (ADR).

Options issued under the Plan have a term of ten years, but are exercisable only after they have been vested in the option holder. The options granted vest and become exercisable as to one quarter on each anniversary of the grant until all options have vested.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which requires certain disclosures for those companies that will continue to use an intrinsic value based method for measuring compensation cost in connection with employee stock compensation plans in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company will continue to use such method, under which no compensation cost has been recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: risk free interest rates in the range from 4.81% to 8.44%; expected dividend yields of approximately 1.5%; expected lives of 7 years; expected volatility in the range from 24% to 35%.

On a pro forma basis, compensation cost determined in accordance with SFAS No. 123 would have reduced net income by approximately $10 million, $6 million and $2 million for the years ended June 30, 1999, 1998 and 1997, respectively, with a decrease of $0.02, $0.01 and $0.0 in basic and diluted earnings per share for the years ended June 30, 1999, 1998 and 1997, respectively.

A summary of the option scheme activity for the years ended June 30, was as follows (in thousands of shares and Australian dollars):

                                                         1999                   1998                  1997
                                                         ----                   ----                  ----

                                                           WTD.                  WTD.                   WTD
                                                           ---                   ---                    ---
                                                         AVG. EX.               AVG. EX.              AVG. EX.
                                                         -------                -------               -------
                                              OPTIONS    PRICE      OPTIONS     PRICE       OPTIONS   PRICE
                                              -------    -----      -------     -----       -------   -----
Outstanding at beginning of year.......        31,481    A$5.22     15,627      A$5.63      3,500     A$7.06
    Granted............................        14,567    A$8.28     16,915      A$4.79     12,739     A$5.21
    Exercised..........................        (2,849)   A$5.62       (529)     A$5.31       (300)    A$7.05
    Cancelled..........................          (921)   A$4.96       (532)     A$5.02       (312)    A$5.17
                                              -------    ------     ------      ------     ------     ------
    Outstanding at the end of the year         42,278    A$6.32     31,481      A$5.22     15,627     A$5.63
                                              =======               ======                 ======

    Exercisable at end of year.........        11,204                5,494                  2,038
    Weighted average fair value of options
      granted..........................                  A$3.25                 A$1.99                A$2.08

At June 30, 1999, 25,881 of the outstanding options have exercise prices between A$2.31 and A$6.96, a weighted average exercise price of A$4.99 and a weighted average remaining contractual life of 6.24 years. Of these, 9,374 are exercisable with a weighted average exercise price of A$5.09. The remaining outstanding options, 16,397 have exercise prices between A$7.22 and A$10.97, with a weighted average exercise price of A$8.43 and a weighted average remaining contractual life of 6.07 years. Of these, 1,830 were exercisable, with a weighted average exercise price of A$9.44.

10. PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND
    POSTEMPLOYMENT BENEFITS

PENSION PLANS

The Company has non-contributory pension plans covering specific groups of employees. The benefits for these plans are based primarily on an employee's years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company's policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and government securities.

The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" in fiscal 1999.

The following table sets forth the change in benefit obligation for the Company's benefit plans for the year ended June 30:

                                                                   1999       1998
                                                                   ----       ----
Benefit obligation, beginning of year.......................    $  222      $  120
Service cost................................................        15          10
Interest cost...............................................        16          14
Benefits paid...............................................        (8)         (6)
Actuarial (gain) / loss.....................................        (3)         14
Business Comb...............................................        --          70
Benefit obligation, end of year.............................   -------      ------
                                                                $  242      $  222
                                                               =======      ======

The following table sets forth the change in the fair value of plan assets for the Company's benefit plans for the year ended:

                                                                   1999     1998
                                                                   ----     ----
Fair value of plan assets, beginning of year...............     $   204     $ 126
Actual return on plan assets...............................          24        18
Employer   contributions...................................           1         3
Benefits paid..............................................          (8)       (6)
Business Combinations......................................          --        63
                                                               --------     -----
Fair value of plan assets, end of year.....................     $   221     $ 204
                                                               ========     =====

The components of net periodic pension costs for the years ended June 30, were as follows:

                                                                           1999               1998             1997
                                                                           ----               ----             ----
  Service cost-benefits earned during the period.................     $         15         $      10         $       8
  Interest cost on projected benefit obligation..................               16                14                10
  Expected return on plan assets.................................              (20)              (18)              (10)
  Net amortization and deferral..................................               --                --                (2)
                                                                      ------------         ---------         ---------
Net periodic pension cost........................................     $         11         $       6         $       6
                                                                      ============         =========         =========

The funded status of the pension plans as of June 30 was as follows:

                                                                           1999               1998
                                                                           ----               ----
Funded status....................................................     $        (21)        $     (18)
Unrecognized net loss............................................                3                 9
Unrecognized prior service cost..................................               (4)               (3)
                                                                      ------------         ---------
Accrued pension liability at year end............................     $        (22)        $     (12)
                                                                      ============         =========

The following assumptions were used in accounting for the pension plans for the year ended June 30:

                                                                             1999               1998             1997
                                                                             -----              ----             ----
Discount rate....................................................             7.25%             7.25%            7.75%
Expected return on plan assets...................................               10%               10%              10%
Rate of increase in future compensation..........................             4%-6%                6%            4%-6%

11. RELATED PARTY TRANSACTIONS

As a subsidiary of News Corporation, the Company has used and expects that it will continue to use, pursuant to the Master Intercompany Agreement with News Corporation (see Note 3), various cash management, financial, tax, legal and other services provided by News Corporation or its subsidiaries. All costs relating to direct intercompany services have been reflected in the accompanying consolidated financial statements.

The Company and its subsidiaries sell broadcast rights to certain of its filmed entertainment products to other subsidiaries of News Corporation. Management believes that the pricing of these transactions results from arms length negotiations between the parties and are reflective of the market value for these rights. The revenues associated with these sales were not significant in the periods presented.

The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. Intercompany interest expense of $164 million, $174 million and $144 million for the years ended June 30, 1999, 1998 and 1997, respectively, is included in interest expense, net in the consolidated statements of operations and reflects the net interest expense associated with the aggregate borrowings from subsidiaries or affiliates of News Corporation. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowings as set forth in the Master Intercompany Agreement. At June 30, 1999, the intercompany interest rate approximated 8%.

The Company, through the normal course of business, is involved in transactions with its equity affiliates that have not been significant in any of the periods presented.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases transponders, office facilities, equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2006. Future minimum payments under non-cancelable long-term operating leases aggregate $234 million, of which $188 million is payable over the next five years.

Total operating lease expense was approximately $67 million, $54 million and $50 million for the years ended June 1999, 1998 and 1997, respectively.

COMMITMENTS AND CONTINGENCIES

Under the Company's eight year contract with the National Football League, which contains certain termination clauses, future minimum payments for program rights to broadcast certain football games aggregated approximately $4 billion at June 30, 1999, and are payable over the eight year term.

The Company's minimum commitments and guarantees under certain other programming, production, licensing, artists, athletes, franchise and other agreements aggregated approximately $2 billion at June 30, 1999, which are payable principally over a five year period.

In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material adverse effect on the Company's financial position or the results of its operations.

GUARANTEES OF NEWS CORPORATION DEBT

News Corporation and certain of its subsidiaries, including certain subsidiaries of the Company (the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at June 30, 1999 was approximately $9.2 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

13. SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.

The Company operates in three business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States and Canada and Europe, and the production of original television programming, in the United States and Canada; Television Broadcasting and Related Businesses, which principally consists of the distribution of network programming, the operation of broadcast television stations, production and distribution of certain television programming and professional sports team ownership in the United States and Canada; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States and Canada.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see
Note 2). The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

 BUSINESS SEGMENTS                                                  1999                1998                1997
 -----------------                                                  ----                ----                ----
REVENUES
  Filmed Entertainment.....................................        $  4,416             $   3,876       $   3,112
  Television Broadcasting and Related Businesses...........           3,512                 3,075           2,698
  Cable Network Programming................................             129                    72              37
                                                                  ---------            ----------      ----------
                                                                   $  8,057             $   7,023       $   5,847
                                                                  =========            ==========      ==========

OPERATING INCOME
  Filmed Entertainment.....................................        $    355             $     266       $     113
  Television Broadcasting and Related Business.............             490                   555             360
  Cable Network Programming................................            (129)                 (141)           (148)
                                                                  ---------            ----------      ----------
                                                                   $    716             $     680       $     325
                                                                  =========            ==========      ==========

DEPRECIATION AND AMORTIZATION
 Filmed Entertainment......................................        $     41             $      26       $      25
 Television Broadcasting and Related Business..............             217                   172             130
 Cable Network Programming.................................              57                    45              25
                                                                  ---------            ----------      ----------
                                                                   $    315             $     243       $     180
                                                                  =========            ==========      ==========

CAPITAL EXPENDITURES
  Filmed Entertainment                                                          $       116           $     120         $      88
  Television Broadcasting and Related Businesses                                        188                  77               184
  Cable Network Programming                                                               3                  11                66
                                                                                -----------          ----------        ----------
                                                                                $       307           $     208         $     338
                                                                                ===========          ==========        ==========

TOTAL ASSETS
  Filmed Entertainment...............................................           $     3,355           $   3,969         $   3,345
  Television Broadcasting and Related Businesses.....................                 8,599               7,484             7,282
  Cable Network Programming..........................................                   424                 386               330
  Investments in equity affiliates...................................                   785                 791               740
                                                                                -----------          ----------        ----------
                                                                                $    13,163           $  12,630         $  11,697
                                                                                ===========          ==========        ==========

Equity in losses of affiliates are principally Cable Network Programming entities. Other expenses and income tax expense are not allocated to segments as they are not under the control of the segment management.

GEOGRAPHIC SEGMENTS                                                           1999                   1998                1997
                                                                              ----                   ----                ----
REVENUES
  United States and Canada......................................           $  6,150                $  5,657            $ 4,940
  Europe........................................................              1,173                     830                549
  Other.........................................................                734                     536                358
                                                                         ----------               ---------          ---------
                                                                           $  8,057                $  7,023            $ 5,847
                                                                         ==========               =========          =========

LONG-LIVED ASSETS
 United States and Canada.......................................           $ 10,488                $  9,981            $ 9,535
 Europe.........................................................                 13                      15                 11
 Other..........................................................                187                      95                 49
                                                                         ----------               ---------          ---------
                                                                           $ 10,688                $ 10,091            $ 9,595
                                                                         ==========               =========          =========

     Revenues are attributed to geographic segment based on the origin of the sale. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

14.  DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

                                                                            1999                1998           1997
                                                                            ----                ----           ----
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
   Beginning balance............................................        $    204              $    106          $   104
   Charged to costs and expenses................................             185                   243              158
   Actual returns/write-offs/recoveries/other...................            (264)                 (145)            (156)
                                                                        --------             ---------         --------
 Ending Balance.................................................        $    125              $    204          $   106
                                                                        ========             =========         ========

                                                                               1999                  1998
                                                                               ----                  ----
INTANGIBLE ASSETS
   Goodwill.....................................................           $     1,011              $   906
   FCC licenses, franchises & other.............................                 5,717                5,770
                                                                           -----------              -------
                                                                                 6,728                6,676
   Accumulated amortization.....................................                  (910)                (735)
                                                                           -----------              -------
                                                                           $     5,818              $ 5,941
                                                                           ===========              =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Three Months Ended
                                              --------------------------------------------------------------
                                               September 30       December 31       March 31        June 30
                                              -------------     --------------     ----------     ----------
Fiscal 1999
------------------------------------
Revenues                                      $       1,802     $        2,555     $    1,733     $    1,967

Operating Income                              $         202     $          258     $      100     $      156

Net Income                                    $          57     $          105     $        8     $       35
                                              =============     ==============     ==========     ==========

Basic and diluted
    earnings per share                        $        0.10     $         0.17     $     0.01     $     0.05
                                              =============     ==============     ==========     ==========

Fiscal 1998
------------------------------------
Revenues                                      $       1,478     $        1,977     $    1,814     $    1,754

Operating Income                              $         123     $          205     $      206     $      129

Net Income                                    $          28     $           69     $       76     $        3
                                              =============     ==============     ==========     ==========

Basic and diluted
    earnings per share(1)                     $        0.05     $         0.13     $     0.14     $     0.01
                                              =============     ==============     ==========     ==========

/(1)/- The earnings per share for the year ended June 30, 1998 does not equal the sum of the quarters as it is calculated independently each quarter.

16.  SUBSEQUENT EVENTS

On July 15, 1999, News Corporation acquired substantially all of Liberty's 50% interest in Fox/Liberty Networks, LLC. In exchange for its interest, Liberty received approximately 51.8 million ADRs (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company 's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Networks, LLC's bank debt. The repayment of this bank debt was funded through additional advances from its affiliates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") under the caption "Executive Officers of the Company" is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information contained in the 1999 Proxy Statement under the captions "Executive Compensation" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the 1999 Proxy Statement under the caption "Compliance with Section 16(A) of the Exchange Act" is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the 1999 Proxy Statement under the captions "Remuneration Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) and (d) Financial Statements and Schedules (see Index on Page 40)

     (b) Reports on Form 8-K

         (i) Current Report on Form 8-K of the registrant with a report date of April 5, 1999 relating to the acquisition by News Corporation of substantially all of Liberty Media Corporation's 50% interest in Fox/Liberty Networks and other related businesses and the transfer to the Company by News Corporation of such acquired interests in exchange for 51,759,834 shares of the Company's Class A Common Stock (valued at approximately $1.425 billion).

         (ii) Current Report on Form 8-K of the registrant with a report date of May 20, 1999 relating to the election to the Company's Board of Directors of Mr. Christos M. Cotsakos and Dr. Laura D'Andrea Tyson.

     (c) Exhibits (see index on Page 65)

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         By /s/ K. RUPERT MURDOCH
                         ------------------------
                         K. Rupert Murdoch,
                         Chairman and
                         Chief Executive Officer (Principal Executive Officer)

                         By /s/ DAVID F. DeVOE
                         ------------------------
                         David F. DeVoe,
                         Senior Executive Vice President,
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)

Date: September 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                   Title                     Date
        ---------                   -----                     ----

/s/  K. RUPERT MURDOCH              Director                  September 27, 1999
----------------------
K. Rupert Murdoch

/s/  DAVID DeVOE                    Director                  September 27, 1999
----------------------
David F. DeVoe

/s/ ARTHUR M. SISKIND               Director                  September 27, 1999
----------------------
Arthur M. Siskind

/s/ PETER CHERNIN                   Director                  September 27, 1999
----------------------
Peter Chernin

/s/  CHASE CAREY                    Director                  September 27, 1999
----------------------
Chase Carey

                                    Director                  September __, 1999
------------------------
Christos M. Cotsakos

                                    Director                  September __, 1999
------------------------
Laura D'Andrea Tyson

                                 EXHIBIT INDEX


                                                                EXHIBIT NO.
                                                                IN DOCUMENT
     EXHIBIT                                                    INCORPORATED
     NO.          DESCRIPTION                                   BY REFERENCE
     -------      -----------                                   ------------

     3.1          Restated Certificate of
                  Incorporation of the Company                    3.1(/1/)
     3.2          Form of By-Laws of the Company                  3.2(/1/)
     4.1          Specimen Certificate for Shares of
                  Class A Common Stock of the Company             4.1(/2/)
     10.1         Indenture, dated as of January 28,
                  1993, by and among News America
                  Holdings Incorporated, the guarantors
                  named therein and State Street Bank
                  and Trust Company (as successor to
                  The First National Bank of Boston),
                  as Trustee, with respect to senior
                  debt securities                                   2(/3/)
     10.2         First Supplemental Indenture, dated
                  as of March 24, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with
                  respect to senior debt securities                 2(/4/)
     10.3         Second Supplemental Indenture, dated
                  as of April 8, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with
                  respect to senior debt securities                 3(/4/)
     10.4         Third Supplemental Indenture, dated
                  as of May 20, 1993, by and among News
                  America Holdings Incorporated, the
                  guarantors named therein and State
                  Street Bank and Trust Company (as
                  successor to The First National Bank
                  of Boston), as Trustee, with respect
                  to senior debt securities                       4.7(/5/)
     10.5         Fourth Supplemental Indenture, dated
                  as of May 28, 1993, by and among News
                  America Holdings Incorporated, the
                  guarantors named therein and State
                  Street Bank and Trust Company (as
                  successor to The First National Bank
                  of Boston), as Trustee, with respect
                  to senior debt securities                       4.8(/5/)
     10.6         Fifth Supplemental Indenture, dated
                  as of July 21, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with
                  respect to senior debt securities               4.6(/6/)

                                                                EXHIBIT NO.
                                                                IN DOCUMENT
     EXHIBIT                                                    INCORPORATED
     NO.          DESCRIPTION                                   BY REFERENCE
     -------      -----------                                   ------------

     10.7         Form of Sixth Supplemental Indenture,
                  dated as of January 25, 1994, by and
                  among News America Holdings
                  Incorporated, the guarantors named
                  therein and State Street Bank and Trust
                  Company (as successor to The First
                  National Bank of Boston), as Trustee,
                  with respect to senior debt securities          4.7(/7/)
     10.8         Form of Seventh Supplemental
                  Indenture, dated as of February 4,
                  1994, by and among News America
                  Holdings Incorporated, the guarantors
                  named therein and State Street Bank
                  and Trust Company (as successor to
                  The First National Bank of Boston),
                  as Trustee, with respect to senior
                  debt securities                                 4.8(/8/)
     10.9         Form of Eight Supplemental Indenture,
                  dated as of May 12, 1994, by and
                  among News America Holdings
                  Incorporated, the guarantors named
                  therein and State Street Bank and
                  Trust Company (as successor to The
                  First National Bank of Boston), as
                  Trustee, with respect to senior debt
                  securities                                      4.9(/8/)
     10.11        Form of Ninth Supplemental Indenture,
                  dated as of July 27, 1995 by and
                  among News America Holdings
                  Incorporated, the guarantors named
                  therein and State Street Bank and
                  Trust Company (as successor to The
                  First National Bank of Boston), as
                  Trustee, with respect to senior debt
                  securities                                      4.10(/9/)
     10.12        Form of Indenture, dated as of March
                  11, 1993 by and among News America
                  Holdings Incorporated, the Guarantors
                  named therein and The Bank of New
                  York, as Trustee with respect to the
                  Liquid Yield Option(TM) Notes
                  ("LYONs") due March 11, 2013                    4.1(/10/)
     10.13        First Supplemental Indenture, dated
                  as of May 20, 1993, among News
                  America Holdings Incorporated, the
                  guarantors named therein and The Bank
                  of New York, as Trustee, with respect
                  to the LYONs                                    4.2(/11/)

                                                                 EXHIBIT NO.
                                                                 IN DOCUMENT
     EXHIBIT                                                     INCORPORATED
     NO.          DESCRIPTION                                    BY REFERENCE
     -------      -----------                                    ------------
     10.14        Second Supplemental Indenture, dated as of
                  July 21, 1993, among News America Holdings,
                  the guarantors named therein and The Bank of
                  New York, as Trustee, with respect to the
                  LYONs                                          4.3(/11/)
     10.15        Form of Amended and Restated Indenture,
                  dated as of March 24, 1993, by and among
                  News America Holdings Incorporated, the
                  guarantors named therein and The Bank of New
                  York, as Trustee, with respect to senior
                  debt securities                                4.1(/12/)
     10.16        First Supplemental Indenture, dated as of
                  May 20, 1993, by and among News America
                  Holdings Incorporated, the guarantors named
                  therein and The Bank of New York, as
                  Trustee, with respect to senior debt
                  securities                                     4.2(/5/)
     10.17        Second Supplemental Indenture, dated as of
                  May 28, 1993, by and among News America
                  Holdings Incorporated, the guarantors named
                  therein and The Bank of New York, as
                  Trustee, with respect to senior debt
                  securities                                     4.3(/5/)
     10.18        Third Supplemental Indenture, dated as of
                  July 21, 1993, by and among News America
                  Holdings Incorporated, the guarantors named
                  therein and The Bank of New York, as
                  Trustee, with respect to senior debt
                  securities                                     4.14(/13/)
     10.19        Fourth Supplemental Indenture, dated as of
                  October 20, 1995, by and among News America
                  Holdings Incorporated, the guarantors named
                  therein and The Bank of New York, as
                  Trustee, with respect to the senior debt
                  securities                                     4.15(/13/)
     10.20        Fifth Supplemental Indenture, dated as of
                  January 8, 1998, by and among News America
                  Incorporated, the guarantors named therein
                  and The Bank of New York, as Trustee, with
                  respect to the senior debt securities          4.6(/14/)
     10.21        Composite Revolving Credit Agreement, dated
                  as of May 19, 1993 (including amendments
                  dated August 9, 1993, September 14, 1993,
                  May 12, 1994, March 30, 1995, February 29,
                  1996 and December 20, 1996) among News
                  America Incorporated et al, several agents,
                  managers and banks                             10.21(/2/)
     10.22        Indenture for the 5% Subordinated Discount
                  Debentures, dated as of November 12, 1996,
                  among News America Holdings Incorporated,
                  The News Corporation Limited, each of the
                  Subsidiary Guarantors named therein and The
                  Bank of New York, as Trustee                   4(i)(/15/)

                                                                 EXHIBIT NO.
                                                                 IN DOCUMENT
     EXHIBIT                                                     INCORPORATED
     NO.          DESCRIPTION                                    BY REFERENCE
     -------      -----------                                    ------------
     10.23        Funding Agreement, dated as of June 11, 1997
                  by and among The News Corporation Limited,
                  News Publishing Australia Limited and Fox
                  Kids Worldwide, Inc.                           10.33(/16/)
     10.24        Amended and Restated Strategic Stockholders
                  Agreement, dated as of August 1, 1997, by
                  and among Haim Saban, certain entities
                  listed on Schedule A thereto, Fox
                  Broadcasting Company, Fox Broadcasting Sub,
                  Inc. and Allen & Company Incorporated          10.1(/16/)
     10.29        Form of Master Intercompany Agreement
                  between the Company and The News Corporation
                  Limited                                        10.29(/2/)
     10.30(a)     Form of Intercompany Note of Twentieth
                  Century Fox Film Corporation to FEG
                  Holdings, Inc.                                 10.30(a)(/17/)
     10.30(b)     Form of Intercompany Note of the Company to
                  News America Incorporated                      10.30(b)(/17/)
     10.30(c)     Form of Intercompany Note of Fox Television
                  Stations, Inc. to News America Incorporated    10.30(c)(/17/)
     10.31        Form of Tax Sharing Agreement between the
                  Company and News Publishing Australia
                  Limited                                        10.31(/2/)
     10.32        Amendment No. 7, dated as of June 8, 1998,
                  to the Revolving Credit Agreement dated as
                  of May 19, 1993 (as amended on August 9,
                  1993, September 14, 1993, May 12, 1994,
                  March 30, 1995, February 29, 1996 and
                  December 20, 1996) among News America
                  Incorporated et al, several agents, managers
                  and banks                                      10.32(/2/)
     10.33        Amended and Restated Indenture, as amended
                  and restated as of September 30, 1994,
                  between NWCG Holdings Corporation and
                  Nationsbank of Georgia, National
                  Association, as Trustee, with respect to the
                  Senior Secured Discount Notes Due 1999         4.1A(/18/)
     21.1         List of Principal Subsidiaries of the
                  Company
     27           Financial Data Schedule

------------------------


(1) Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.
(2) Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(3) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.
(4) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.

(5) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(6) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(7) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(8) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(9) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(10) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) filed with the Securities and Exchange Commission on August 18, 1993.
(11) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) and Post-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-81272) filed with the Securities and Exchange Commission on July 21, 1994.
(12) Incorporated by reference to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 33-67008) filed with the Securities and Exchange Commission on May 4, 1993.
(13) Incorporated by reference to Amendment No. 1 to the Registration
     Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(14) Incorporated by reference to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(15) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on January 26, 1998.
(16) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Fox Kids Worldwide, Inc. (Registration No. 333-12995) filed with the Securities and Exchange Commission on January 26, 1998.
(17) Incorporated by reference to Amendment No. 5 to the Registration Statement of Fox Entertainment Group, Inc. on Form S-1 (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 9, 1998.
(18) Incorporated by reference to Amendment No. 1 to the Registration Statement of NWCG Holdings Corporation on Form S-1 (Registration No. 33-82274) filed with the Securities and Exchange Commission on October 18, 1994.