Form 10-Q
period 1999-09-30
FOX ENTERTAINMENT GROUP INC
filed 1999-11-10
CIK 1068002

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q
                             --------------------


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
     Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                 or

{_} Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from          to


                        Commission file number 1- 14595

                          ---------------------------

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

                           ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X         No_
                                 _

     As of November 1, 1999, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.
-------------------------------------------------------------------------------

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


                                                                                                                Page
                                                                                                                ----

Part I.  Financial Information

     Item 1.  Financial Statements

      Unaudited Consolidated Condensed Statements of Operations for the three months
        ended September 30, 1999 and 1998.................................................................         1

      Consolidated Condensed Balance Sheets at September 30, 1999 (unaudited) and
        at June 30,1999 (audited).........................................................................         2

      Unaudited Consolidated Condensed Statements of Cash Flows for the three months
        ended September 30, 1999 and 1998.................................................................         3

       Notes to the Unaudited Consolidated Condensed Financial Statements.................................         4


       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations................................................................................         8

Signature.................................................................................................        16

Exhibit Index.............................................................................................        17


                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)



                                                                                         For the three months ended
                                                                                                  September 30,
                                                                                -------------------------------------------------
                                                                                         1999                         1998
                                                                                ---------------------        ---------------------
Revenues                                                                          $            1,801           $            1,802
Expenses:
 Operating                                                                                     1,297                        1,344
 Selling, general and administrative                                                             224                          185
 Depreciation and amortization                                                                   106                           71
                                                                                ---------------------        ---------------------
Operating income                                                                                 174                          202
                                                                                ---------------------        ---------------------
Other expense:
 Interest expense, net                                                                           (62)                         (65)
 Equity in losses of affiliates                                                                  (36)                         (42)
 Minority interest in operating profit                                                            (1)                          --
                                                                                ---------------------        ---------------------
Income before income taxes                                                                        75                           95
Income tax expense                                                                               (32)                         (38)
                                                                                 --------------------         --------------------
Net income                                                                        $               43           $               57
                                                                                 ====================         ====================


Basic and diluted earnings per share                                              $             0.06           $             0.10
                                                                                =====================        =====================
Basic and diluted weighted average
 number of common equivalent shares                                                              714                          548
 outstanding                                                                    =====================        =====================


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in millions, except per share data)

                                                                             September 30,                   June 30,
                                                                                 1999                          1999
                                                                        ------------------------   ------------------------
                                                                             (unaudited)                    (audited)
 ASSETS
 Cash and cash equivalents                                                             $   180                       $   121
 Accounts receivable, net                                                                1,943                         1,756
 Filmed entertainment and television programming costs, net                              3,330                         2,621
 Investments in equity affiliates                                                        1,543                           785
 Property and equipment, net                                                             1,392                         1,321
 Intangible assets, net                                                                  8,015                         5,818
 Other assets and investments                                                              774                           741
                                                                        ------------------------    ------------------------
   Total assets                                                                        $17,177                       $13,163
                                                                        ========================    ========================

 LIABILITIES
 Accounts payable and accrued liabilities                                              $ 1,846                       $ 1,682
 Participations, residuals and royalties payable                                         1,074                         1,321
 Television programming rights payable                                                     905                           566
 Borrowings                                                                                888                            53
 Deferred income taxes                                                                     994                           975
 Deferred revenue and other liabilities                                                    530                           508
                                                                        ------------------------    ------------------------
                                                                                         6,237                         5,105
 Due to intercompany affiliates                                                          2,798                         1,389
                                                                        ------------------------    ------------------------
           Total liabilities                                                             9,035                         6,494
                                                                        ------------------------    ------------------------

    Minority Interest                                                                        4                             1

 SHAREHOLDERS' EQUITY
 Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 and 124,800,000 issued and outstanding
 at September 30, 1999 and June 30, 1999, respectively.                                      2                             1
 Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding at September 30,
 1999 and June 30, 1999                                                                      6                             6
 Paid-in capital                                                                         8,023                         6,599
 Retained earnings and other comprehensive income                                          107                            62
                                                                        ------------------------    ------------------------
   Total shareholders' equity                                                            8,138                         6,668
                                                                        ------------------------    ------------------------
   Total liabilities and shareholders' equity                                          $17,177                       $13,163
                                                                        ========================    ========================


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (in millions)


                                                                                For the three months ended
                                                                                        September 30,
                                                                           -----------------------------------------
                                                                                  1999                     1998
                                                                           -----------------       -----------------
Operating Activities:
 Net income                                                                          $    43                   $  57
 Adjustments to reconcile net income to net cash used in
      operating activities:
  Depreciation and amortization                                                          106                      71
  Equity in losses of affiliates                                                          36                      42
 Change in operating assets and liabilities, net of acquisition:
 Accounts receivable and other assets                                                    (54)                    (80)
 Filmed entertainment and television programming costs, net                             (539)                   (305)
 Accounts payable and accrued liabilities                                                 49                     337
 Participations, residuals and royalties payable and other                              (147)                   (151)
  liabilities
                                                                           -----------------       -----------------
Net cash used in operating activities                                                   (506)                    (29)
                                                                           -----------------       -----------------


Investing Activities:
 Cash acquired                                                                            63                       -
 Purchases of property and equipment, net of acquisition                                 (52)                    (68)
 Investments in equity affiliates, net of acquisition                                   (182)                    (46)
 Other investments                                                                       (24)                     (7)
                                                                           -----------------       -----------------
Net cash used in investing activities                                                   (195)                   (121)
                                                                           -----------------       -----------------

Financing Activities:
 Borrowings                                                                               55                      78
 Repayment of borrowings                                                                (704)                    (84)
 Advances from affiliates, net                                                         1,409                     232
                                                                           -----------------       -----------------
Net cash provided by financing activities                                                760                     226
                                                                           -----------------       -----------------


Net increase in cash and cash equivalents                                                 59                      76
Cash and cash equivalents, beginning of period                                           121                     101
                                                                         -------------------       -----------------
Cash and cash equivalents, end of period                                             $   180                   $ 177
                                                                         ===================       =================



Supplemental information on business acquired:
   Fair value of assets acquired                                                     $ 3,249           $           -
       Less:  liabilities assumed                                                     (1,887)                      -
                  Stock issued                                                        (1,425)                      -
                                                                         -------------------       -----------------

   Net cash acquired                                                                 $    63           $           -
                                                                         ===================       =================



  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




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

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. Prior to the initial public offering, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. As of September 30, 1999, News Corporation's equity and voting interest in the Company was 82.76% and 97.8%, respectively.

The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the reorganization. For reporting purposes, the financial statements for all periods prior to November 11, 1998 are collectively referred to as consolidated financial statements.

The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during all the periods presented.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim period presented is not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 27, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Total comprehensive income for the three months ended September 30, 1999 and 1998 was $45 million and $57 million, respectively. Total comprehensive income includes net income and currency translation adjustments of $2 million for the three months ended September 30, 1999. There were no adjustments that affected total comprehensive income for the quarter ended September 30, 1998.

Certain prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 2 - Acquisition

In July 1999, News Corporation acquired substantially all of Liberty Media Corporation's ("Liberty") 50% interest in Fox/Liberty Networks, LLC and Fox/Liberty Ventures, LLC. In exchange for its interest, Liberty received approximately 51.8 million News Corporation ADRs (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company 's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Networks, LLC's outstanding bank debt. The repayment of this bank debt was funded through additional advances from its affiliates. Fox/Liberty Networks, LLC was subsequently renamed Fox Sports Networks, LLC ("Fox Sports Net"). The acquisition has been accounted for as a purchase business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation during fiscal 2000.

Note 3 - Segment Information

The Company operates in three business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States and Canada and Europe, and the production of original television programming, in the United States and Canada; Television, which principally consists of the distribution of network programming, the operation of broadcast television stations and production and distribution of certain television programming in the United States and Canada; and Cable Network Programming, which principally consists of professional sports team ownership, the production and licensing of programming distributed in the United States and Canada, through cable television systems and direct broadcast satellite ("DBS") operators.

In connection with the acquisition of News Corporation's interests in Fox Sports Net, as described in Note 2, the Company reorganized its business segments. The segments were reorganized to reflect the Company's internal management structure subsequent to the acquisition. The most significant change was the addition of Fox Sports Net and the Los Angeles Dodgers and certain other cable related properties to the Cable Network Programming business segment. The Los Angeles Dodgers and certain other cable related properties were previously included in the Television segment. The segment information for the three months ended September 30, 1998 has been restated for comparative purposes.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Segment Information (Continued)

                                                                                        For the three months ended
                                                                                              September 30,
                                                                         ------------------------------------------------------
                                                                                    1999                          1998
                                                                         ------------------------       -----------------------

REVENUES
  Filmed Entertainment...................................................                  $  789                        $1,062
  Television.............................................................                     710                           650
  Cable Network Programming..............................................                     302                            90
                                                                         ------------------------       -----------------------
                                                                                           $1,801                        $1,802
                                                                         ========================       =======================

OPERATING INCOME
  Filmed Entertainment...................................................                    $ 49                          $125
  Television.............................................................                     128                           106
  Cable Network Programming..............................................                      (3)                          (29)
                                                                         ------------------------       -----------------------
                                                                                             $174                          $202
                                                                         ========================       =======================


                                                                               September 30,                  June 30,
                                                                         ------------------------       -----------------------
                                                                                   1999                         1999
                                                                         ------------------------       -----------------------

TOTAL ASSETS
  Filmed Entertainment...................................................                 $ 4,273                       $ 4,233
  Television.............................................................                   7,615                         7,201
  Cable Network Programming..............................................                   3,771                           944
  Investments in equity affiliates.......................................                   1,518                           785
                                                                         ------------------------       -----------------------
                                                                                           $17,177                      $13,163
                                                                         ========================       =======================

Equity in losses of affiliates is principally Cable Network Programming entities. Other expense and income tax expense are not allocated to segments as they are not under the control of the segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

Note 4  - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at September 30, 1999 was approximately $9.2 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust Originated Preferred Securities SM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4  - Guarantees of News Corporation Debt (Continued)

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs consisted of the following:


                                                                                          September 30,  June 30,
                                                                                              1999         1999
                                                                                          -----------------------
                                                                                          (unaudited)
                                                                                                  (in millions)
                                                                                          -----------------------
Filmed entertainment costs:
    Released, less amortization.........................................................         $1,138    $1,030
    Completed, not released.............................................................            190       169
    In process..........................................................................            725       696
Television programming costs, less amortization.........................................          1,277       726
                                                                                                 ------    ------
                                                                                                 $3,330    $2,621
                                                                                                 ======    ======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations, " in the Company's Registration Statement Form S-1 (SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Prior to the initial public offering of Class A Common Stock of the Company, News Corporation effected a reorganization by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. The unaudited consolidated condensed financial statements of the Company, which are discussed below, reflect the historical results of operations, financial position and cash flows of the Company's wholly owned subsidiaries prior to the reorganization consolidated with the historical financial information of the businesses which were contributed to the Company from News Corporation as part of the reorganization. Management believes the assumptions underlying the Company's unaudited consolidated condensed financial statements to be reasonable. The consolidated financial information prior to the reorganization included herein is not necessarily indicative of the consolidated results of operations, financial position and cash flows of the Company had the reorganization occurred as of the beginning of the periods presented, and had the Company operated as a separate, stand-alone entity during these periods.

The Company manages and reports its businesses in three segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television, which principally consists of the broadcasting of network programming, the operation of broadcast television stations and the production and distribution of certain syndicated television programming to broadcast television stations; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's interests in certain cable network programming and related ventures, including Fox Family Worldwide, Inc. and International Sports Programming Partners, are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video sales, and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly impacted by the timing of the Company's theatrical and home video releases, the number of its original and returning television series that are aired by the broadcast television networks and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television. The Television segment derives revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by its group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

Cable Network Programming. The Cable Network Programming segment derives a significant portion of its revenues from monthly subscriber fees as well as from the sale of advertising time. Monthly subscriber fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions.

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include production, certain exploitation costs, primarily including prints and advertising, capitalized overhead and interest costs, participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses.

Television and Cable Network Programming. Expenses of the Television segment and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.

Results of Operations - Three months ended September 30, 1999 vs. Three months ended September 30, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998:

                                                                               Three months ended
                                                                        --------------------------------
                                                                                 September 30,
                                                                        --------------------------------
                                                                             1999             1998            Change
                                                                        ---------------  ---------------  --------------
                                                                                     (Dollars in Millions)
Revenues:
  Filmed Entertainment................................................          $  789           $1,062           $(273)
  Television..........................................................             710              650              60
  Cable Network Programming...........................................             302               90             212
                                                                      -------------------------------------------------
Total Revenues........................................................          $1,801           $1,802           $  (1)
                                                                      =================================================

Operating Income (Loss):
  Filmed Entertainment................................................          $   49           $  125           $ (76)
  Television..........................................................             128              106              22
  Cable Network Programming...........................................              (3)             (29)             26
                                                                      -------------------------------------------------

 Total Operating Income...............................................             174              202             (28)
Interest expense, net.................................................             (62)             (65)              3
Equity in losses of affiliates........................................             (36)             (42)              6
Minority interest in operating profit.................................              (1)               -              (1)
Income before income taxes............................................              75               95             (20)
Income tax expense....................................................             (32)             (38)              6
                                                                      -------------------------------------------------
Net Income............................................................          $   43           $   57           $ (14)
                                                                      =================================================

Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
  Filmed Entertainment................................................          $   62           $  134           $ (72)
  Television..........................................................             180              154              26
  Cable Network Programming...........................................              38              (15)             53
                                                                      -------------------------------------------------
Total Operating Income Before
               Depreciation and Amortization (1)......................          $  280           $  273           $   7
                                                                      =================================================


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

Filmed Entertainment. For the first quarter of fiscal 2000, revenues decreased 26%, operating income decreased 61% and operating income before depreciation and amortization decreased 54% compared to the corresponding period of the preceding fiscal year. The decrease in revenues and operating income is attributable to the fact that the prior year period included the revenues and profits from the foreign theatrical and domestic video sales of Titanic, one of the most successful films of all time, and the strong theatrical performances of There's Something About Mary and Dr. Dolittle. The current quarter contained no major domestic theatrical releases but did included the revenues and profits from the international theatrical performance of Star Wars: Episode I and the domestic video and cable release of There's Something About Mary, which were partially offset by disappointing results related to Lake Placid and Brokedown Palace. In addition, Twentieth Century Fox Television experienced a decline in revenues compared to the first quarter of the prior fiscal year due to the non-recurrence of certain domestic television syndication revenue.

Television. For the first quarter of fiscal 2000, revenues increased 9% from the corresponding period of the preceding fiscal year, operating income increased by 21% and operating income before depreciation and amortization increased by 17%. The first quarter Fox Television Stations operating income increased 14% as compared to the corresponding period in the preceding year, primarily reflecting an increase in market growth and market share due to the non-recurrence of the General Motors strike and strong spending by e-commerce companies. FOX's earnings increased over the prior year primarily due to the new economic arrangement with FOX affiliates and an increase in advertising revenue stemming from the broadcast of Major League Baseball's All-Star Game, the 51st Annual Emmy Awards.

Cable Network Programming. In connection with the acquisition of 50% of Fox Sports Networks, LLC ("Fox Sports Net"), the Company changed the composition of this segment. This segment now includes the Los Angeles Dodgers and other cable related properties, which were previously included in the Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the first quarter reflect an increase of $212 million, a reduction in operating losses of $26 million and a $53 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 43 million homes.

Equity in losses of affiliates. In the first quarter of fiscal 2000, equity in losses of affiliates decreased to $36 million from $42 million in the corresponding period of the preceding fiscal year. The decrease in equity in losses of affiliates was due to the absence of net losses from Fox Sports Net, which are consolidated in the current year.

Income tax expense. Income tax expense for the first quarter of fiscal 2000 decreased to $32 million from $38 million in the corresponding period of the preceding year. The decrease was primarily due to the decrease in income before income taxes. The effective tax rate for the quarter was 43% compared to 40% in the corresponding period of the preceding fiscal year. The higher effective tax rate is primarily due to an increase in non-deductible amortization of intangiles related to the Fox Sports Net acquisition.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the three months ended September 30, 1999 were $506 million as compared to $46 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to a decrease in participations, residuals and royalties payable combined with an increase in payments for filmed entertainment and television programming costs. Increased payments to participants, principally relating to Star Wars Episode I, caused the decline in these liabilities. The increase in filmed entertainment and television programming costs is related to the acquisition of the programming rights for the Fox Television Stations related to 3rd Rock from the Sun and The Drew Carey Show.

Net cash flows used in investing activities were $195 million and $123 million during the three months ended September 30, 1999 and 1998, respectively. The increase was primarily attributable to investments of approximately $125 million in Fox Family Worldwide and other investments.

Net cash flows provided by financing activities were $760 million and $245 million during the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to advances from affiliates used to fund operating and investing activities for the period. In connection with the acquisition of Fox Sports Net, borrowings of approximately $1,478 million were assumed by the Company. There are certain covenants related to this debt that, among other things, limit distributions by Fox Sports Net to the Company.
During the quarter, approximately $678 million of these borrowings were repaid.

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at September 30, 1999 was approximately $9.2 billion, which amount includes approximately $1 billion of obligations under Exchangeable Trust
Originated Preferred Securities SM due 2016.   The debt instruments limit the
ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 1999 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

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

The Company has substantially completed the process of identifying and assessing potential Y2K difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that may affect business continuity from those that may not. An item is considered to have a business continuity impact on the Company if its Y2K-related failure would significantly impair the ability of one of its major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements. Based upon its efforts to date, the Company believes that all critical IT and non-IT systems will remain up and running after January 1, 2000.

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

Structure of Year 2000 Program. The Company has been focused on the Y2K issue for several years since its capital spending policy required that significant investments made in technology in the periods prior to December 31, 1999 would be for systems that would be operational after December 31, 1999.

Operating Division Project Teams are the focal point for ensuring that each division maintains business and technical stability in all Y2K areas, and that all major issues are properly communicated. The Boards of Directors of the Company and News Corporation are made aware of the actions being taken to address Y2K issues.

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

In the Television and Cable Network Programming segments, at-risk operations include satellite transmission and communication systems. Y2K failures in such systems could adversely affect television networks including cable services and owned and operated television stations.

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

Customers. The Company is communicating with many of its customers to share information and understand Y2K risks and how to manage those risks.

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

Potential Costs. The Company has been focused on the Y2K issue for several years since its capital spending policy required that significant investments made in technology in the periods prior to December 31, 1999 would be for systems that would be operational after December 31, 1999. To date, the Company has incurred approximately $18 million in costs related to its Y2K readiness program which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Y2K readiness program will not exceed $22.5 million. The total cost estimate is based on the current assessment of the Company's Y2K readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Y2K readiness program to have a material adverse effect on the ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to the Y2K readiness.

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

          The Company filed a Form 8-K with the Securities and Exchange Commission related to the acquistion of Fox Sports Networks, LLC on July 15, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1999              FOX ENTERTAINMENT GROUP, INC.

                                     By:  /s/ David F. DeVoe
                                         -------------------
                                          Name: David F. DeVoe
                                          Title:   Chief Financial Officer

                                 Exhibit Index


Exhibit
Number         Description

27.1           Financial Data Schedule