Form 10-Q
period 1999-12-31
FOX ENTERTAINMENT GROUP INC
filed 2000-02-09
CIK 1068002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                         -----------------------------

                                    FORM 10-Q

                         -----------------------------

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended December 31, 1999.

                                 or

{_}  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to


                        Commission file number 1- 14595
                        -------------------------------



                          FOX ENTERTAINMENT GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   95-4066193
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

                                Yes X          No
                                   ---             --


     As of February 9, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                          FOX ENTERTAINMENT GROUP, INC.

                                    FORM 10-Q

                                 TABLE OF CONTENTS
                                 -----------------

                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information

     Item 1.  Financial Statements
Unaudited Consolidated Condensed Statements of Operations for the three and six months ended December 31, 1999 and 1998................................................................... 1

Consolidated Condensed Balance Sheets at December 31, 1999 (unaudited) and at June 30, 1999.......................................................................................... 2

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 1999 and 1998.......................................................................... 3

   Notes to the Unaudited Consolidated Condensed Financial Statements.......................................... 4

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................16

Part II. Other Information.....................................................................................16

Signature......................................................................................................17

Exhibit Index..................................................................................................18


                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)



                                               For the three months ended                       For the six months ended
                                                      December 31,                                     December 31,
                                           ---------------------------------------           ----------------------------------
                                               1999                       1998                   1999                   1998
                                           ------------                -----------           -----------            -----------
Revenues                                         $2,436                     $2,555                $4,237                 $4,355
                                           ------------                -----------           -----------            -----------
Expenses:
 Operating                                        1,853                      2,031                 3,150                  3,376
 Selling, general and administrative                264                        194                   488                    377
 Depreciation and amortization                      107                         72                   213                    143
                                           ------------                -----------           -----------            -----------

Operating income                                    212                        258                   386                    459
                                           ------------                -----------           -----------            -----------

Other expense:
  Interest expense, net                             (79)                       (59)                 (141)                  (123)
  Equity in earnings (losses) of
   affiliates                                        38                        (24)                    2                    (66)
  Minority interest                                  (1)                         -                    (2)                     -
                                           ------------                -----------           -----------            -----------
Income before income taxes                          170                        175                   245                    270

Income tax expense on a
 stand-alone basis                                  (76)                       (70)                 (108)                  (108)
                                           ------------                -----------           -----------            -----------
Net income                                       $   94                     $  105                $  137                 $  162
                                           ============                ===========           ===========            ===========

Basic and diluted earnings per
 share                                            $0.13                      $0.17                 $0.19                  $0.28
                                           ============                ===========           ===========            ===========
Basic and diluted weighted
 average number of common
 equivalent shares outstanding                      724                        615                   719                    581
                                           ============                ===========           ===========            ===========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          FOX ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)


                                                                             December 31,                    June 30,
                                                                                 1999                          1999
                                                                      ------------------------      ------------------------
                                                                              (unaudited)                    (audited)
 ASSETS
 Cash and cash equivalents                                                             $   142                       $   121
 Accounts receivable, net                                                                2,326                         1,756
 Filmed entertainment and television programming costs, net                              3,556                         2,621
 Investments in equity affiliates                                                        1,557                           785
 Property and equipment, net                                                             1,408                         1,321
 Intangible assets, net                                                                  7,935                         5,818
 Other assets and investments                                                              853                           741
                                                                      ------------------------      ------------------------
   Total assets                                                                        $17,777                       $13,163
                                                                      ========================      ========================

 LIABILITIES
 Accounts payable and accrued liabilities                                              $ 1,777                       $ 1,682
 Participations, residuals and royalties payable                                         1,091                         1,321
 Television programming rights payable                                                   1,058                           566
 Borrowings                                                                                913                            53
 Deferred income taxes                                                                   1,087                           975
 Deferred revenue and other liabilities                                                    606                           508
                                                                      ------------------------      ------------------------
                                                                                         6,532                         5,105
 Due to intercompany affiliates                                                          3,010                         1,389
                                                                      ------------------------      ------------------------
   Total liabilities                                                                     9,542                         6,494
                                                                      ------------------------      ------------------------


   Minority Interest                                                                         2                             1

 SHAREHOLDERS' EQUITY
 Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 and 124,800,000 issued and outstanding
  at December 31, 1999 and June 30, 1999, respectively.                                      2                             1
 Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding at December 31,
  1999 and June 30, 1999                                                                     6                             6
 Paid-in capital                                                                         8,023                         6,599
 Retained earnings and other comprehensive income                                          202                            62
                                                                      ------------------------      ------------------------
   Total shareholders' equity                                                            8,233                         6,668
                                                                      ------------------------      ------------------------
   Total liabilities and shareholders' equity                                          $17,777                       $13,163
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

                          FOX ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)



                                                                                     For the six months ended
                                                                                            December 31,
                                                                         --------------------------------------------
                                                                                  1999                     1998
                                                                         -------------------       ------------------
Operating Activities:
 Net income                                                                           $  137                  $   162
 Adjustments to reconcile net income to net cash used in
      operating activities:
  Depreciation and amortization                                                          213                      143
  Equity in (earnings) losses of affiliates                                               (2)                      66
  Change in operating assets and liabilities, net of acquisition:
  Accounts receivable and other assets                                                  (444)                    (780)
  Filmed entertainment and television programming costs, net                            (827)                    (593)
  Accounts payable and accrued liabilities                                               382                      563
  Participations, residuals and royalties payable and other
   liabilities                                                                          (128)                      15
                                                                         -------------------       ------------------
Net cash used in operating activities                                                   (669)                    (424)
                                                                         -------------------       ------------------

Investing Activities:
 Cash acquired                                                                            63                        -
 Purchases of property and equipment, net of acquisition                                (107)                    (122)
 Investments in equity affiliates, net of acquisition                                   (139)                     (65)
 Other investments                                                                      (116)                    (111)
                                                                         -------------------       ------------------
Net cash used in investing activities                                                   (299)                    (298)
                                                                         -------------------       ------------------

Financing Activities:
 Borrowings                                                                               98                       99
 Repayment of borrowings                                                                (730)                    (199)
 Net proceeds from sale of Class A Common Stock                                            -                    2,689
 Advances from (to) affiliates, net                                                    1,621                   (1,756)
                                                                         -------------------       ------------------
Net cash provided by financing activities                                                989                      833
                                                                         -------------------       ------------------
Net increase in cash and cash equivalents                                                 21                      111
Cash and cash equivalents, beginning of period                                           121                      101
                                                                         -------------------       ------------------
Cash and cash equivalents, end of period                                              $  142                  $   212
                                                                         ===================       ==================

Supplemental information on business acquired:
   Fair value of assets acquired                                                      $3,313            $           -
   Cash acquired                                                                          63                        -
   Less:  Liabilities assumed                                                          1,951                        -
                                                                         -------------------       ------------------
   Stock issued                                                                       $1,425            $           -
                                                                         ===================       ==================


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. and its subsidiaries (the "Company") are principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc.

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. Prior to the initial public offering, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. As of December 31, 1999, News Corporation's equity and voting interest in the Company was 82.76% and 97.80%, respectively.

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

Total comprehensive income for the three and six months ended December 31, 1999 was $95 million and $140 million, respectively. It includes net income and currency translation adjustments of $1 million and $3 million for the three and six months ended December 31, 1999, respectively. Total comprehensive income for the three and six months ended December 31, 1998 was $107 million and $164 million, respectively. For the three and six months ended December 31, 1998, total comprehensive income includes net income and currency translation adjustments of $2 million.

Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 2 - Significant Transactions

In July 1999, News Corporation acquired substantially all of Liberty Media Corporation's ("Liberty") 50% interest in Fox/Liberty Networks, LLC and Fox/Liberty Ventures, LLC. In exchange for its interest, Liberty received approximately 51.8 million News Corporation ADRs (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.80%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Networks, LLC's outstanding bank debt. The repayment of this bank debt was funded through additional advances from an affiliate. Fox/Liberty Networks, LLC was subsequently renamed Fox Sports Networks, LLC ("Fox Sports Net"). The acquisition has been accounted for as a purchase business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation during fiscal 2000.

In November 1999, Fox Kids Europe N.V. ("FKE"), a subsidiary of 49.5% owned equity affiliate Fox Family Worldwide, Inc. ("FFW") completed an initial public offering of 22% of FKE ordinary shares. The resulting gain for FFW included in the Company's equity in earnings (loss) of affiliates and net income was approximately $61 million and $39 million, respectively.

On January 26, 2000, the Company, News Corporation and certain of their respective affiliates consummated a transaction with Healtheon/Web Corporation ("Healtheon") and certain of its subsidiaries, pursuant to which the Company, News Corporation and such affiliates were issued equity securities of Healtheon representing, in the aggregate, approximately 10.8% of Healtheon's fully diluted common stock as of that date. In connection with the transaction, the Company transferred to Healtheon 50% of its interest in the Health Network and agreed to procure or provide media services, including advertising and promotion. This transaction will be accounted for in the third fiscal quarter.

Note 3 - Segment Information

The Company operates in three business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television, which principally consists of the broadcasting of network programming, the operation of broadcast television stations and production and distribution of certain television programming in the United States and Canada; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership.

In connection with the acquisition of News Corporation's interests in Fox Sports Net, as described in Note 2, the Company reorganized its business segments. The segments were reorganized to reflect the Company's internal management structure subsequent to the acquisition. The most significant change was the addition of Fox Sports Net, the Los Angeles Dodgers ("Dodgers") and certain other cable related properties to the Cable Network Programming business segment. The Dodgers and certain other cable related properties were previously included in the Television segment. The segment information for the three and six months ended December 31, 1998 has been restated for comparative purposes.

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


(in millions)                                       For the three months ended                 For the six months ended
                                                           December 31,                              December 31,
                                               ----------------------------------      --------------------------------------
                                                     1999                1998                  1999                  1998
                                               -------------       --------------      ------------------      --------------
REVENUES
   Filmed Entertainment..................      $       1,073       $        1,470      $            1,862      $        2,530
   Television............................              1,074                1,034                   1,784               1,684
   Cable Network Programming.............                289                   51                     591                 141
                                               -------------       --------------      ------------------      --------------
                                               $       2,436       $        2,555      $            4,237      $        4,355
                                               =============       ==============      ==================      ==============

OPERATING INCOME
   Filmed Entertainment..................      $          32       $          164      $               81      $          289
   Television............................                192                  132                     320                 238
   Cable Network Programming.............                (12)                 (38)                    (15)                (68)
                                               -------------       --------------      ------------------      --------------
                                               $         212       $          258      $              386      $          459
                                               =============       ==============      ==================      ==============

                                                                                           December 31,            June 30,
                                                                                       --------------------------------------
TOTAL ASSETS                                                                                   1999                1999
                                                                                       ------------------      --------------
   Filmed Entertainment..................                                              $            4,456      $        4,233
   Television............................                                                           8,031               7,201
   Cable Network Programming.............                                                           3,733                 944
   Investments in equity affiliates......                                                           1,557                 785
                                                                                       ------------------      --------------
                                                                                       $           17,777      $       13,163
                                                                                       ==================      ==============

Investments in equity affiliates are principally Cable Network Programming entities. Other expense and income tax expense are not allocated to segments, as they are not under the control of the segment's management. The Company does not materially rely on any single customer. Revenues from any individual foreign country were not material in the periods presented.

Note 4  - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 1999 was approximately $9.7 billion, which includes obligations under News Corporation's Exchangeable Trust Originated Preferred SecuritiesSM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4  - Guarantees of News Corporation Debt (Continued)

years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs, net consisted of the following:


                                                                                          December 31,  June 30,
                                                                                              1999        1999
                                                                                          ------------  --------
                                                                                               (unaudited)
                                                                                              (in millions)
                                                                                          ----------------------
Filmed entertainment costs:
    Released, less amortization.........................................................        $1,174    $1,030
    Completed, not released.............................................................            30       169
    In process..........................................................................           836       696
Television programming costs, less amortization..............................                    1,516       726
                                                                                                ------    ------
                                                                                                $3,556    $2,621
                                                                                                ======    ======

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Form 10-K for the fiscal year ended June 30, 1999, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Prior to the initial public offering of Class A Common Stock of the Company, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. The unaudited consolidated condensed financial statements of the Company, which are discussed below, reflect the historical results of operations, financial position and cash flows of the Company's wholly owned subsidiaries prior to the reorganization consolidated with the historical financial information of the businesses which were contributed to the Company from News Corporation as part of the reorganization. Management believes the assumptions underlying the Company's unaudited consolidated condensed financial statements to be reasonable. The consolidated financial information prior to the reorganization included herein is not necessarily indicative of the consolidated results of operations, financial position and cash flows of the Company had the reorganization occurred as of the beginning of the periods presented, or had the Company operated as a separate, stand-alone entity during these periods.

The Company manages and reports its businesses in three segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television, which principally consists of the broadcasting of network programming, the operation of broadcast television stations and the production and distribution of certain syndicated television programming in the United States and Canada; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's interests in certain cable network programming and related ventures, including Fox Family Worldwide, Inc. ("FFW") and International Sports Programming Partners, are included in equity in earnings (losses) of affiliates and, accordingly, are not reported in the segments set forth above.

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

Television. The Television segment derives revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national and local advertisers by its group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

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

Components of Expenses

Filmed Entertainment. Operating expenses incurred by the Filmed Entertainment segment include the amortization of filmed entertainment costs (which generally includes capitalized production, prints and advertising, capitalized overhead and capitalized interest costs), certain exploitation costs, participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses.

Television and Cable Network Programming. Operating expenses of the Television segment and the Cable Network Programming segment include amortization of television programming costs (which includes acquired sports and entertainment programming rights) as well as selling, general and administrative expenses. Selling, general and administrative expenses include salaries, sales commissions, employee benefits, marketing costs, rent and other routine overhead expenses.

Results of Operations - Three months ended December 31, 1999 vs. Three months ended December 31, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998:

                                                                                       Three months ended
                                                                                       ------------------
                                                                                            December 31,
                                                                                            ------------
                                                                              1999             1998            Change
                                                                        ----------------  ---------------  --------------
                                                                                     (Dollars in Millions)
Revenues:
  Filmed Entertainment................................................           $1,073           $1,470           $(397)
  Television..........................................................            1,074            1,034              40
  Cable Network Programming...........................................              289               51             238
                                                                      --------------------------------------------------
Total Revenues........................................................           $2,436           $2,555           $(119)
                                                                      ==================================================


Operating Income (Loss):
  Filmed Entertainment................................................           $   32           $  164           $(132)
  Television..........................................................              192              132              60
  Cable Network Programming...........................................              (12)             (38)             26
                                                                      --------------------------------------------------

Total Operating Income................................................              212              258             (46)
Interest expense, net.................................................              (79)             (59)            (20)
Equity in earnings (losses) of affiliates.............................               38              (24)             62
Minority interest.....................................................               (1)               -              (1)

Income before income taxes............................................              170              175              (5)
Income tax expense....................................................              (76)             (70)             (6)
                                                                      --------------------------------------------------
Net Income............................................................           $   94           $  105           $ (11)
                                                                      ==================================================


Other Data:
Operating Income (Loss) Before Depreciation and Amortization (1):
  Filmed Entertainment................................................           $   44           $  172           $(128)
  Television..........................................................              243              182              61
  Cable Network Programming...........................................               32              (24)             56
                                                                      --------------------------------------------------
Total Operating Income Before Depreciation and Amortization (1).......           $  319           $  330           $ (11)
                                                                      ==================================================


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

Filmed Entertainment. For the second quarter of fiscal 2000, revenues decreased 27%, operating income decreased 80% and operating income before depreciation and amortization decreased 74% compared to the corresponding period of the preceding fiscal year. The prior year period included the revenues and profits from the foreign video sales of Titanic, one of the most successful films of all time, and the strong international theatrical performances of There's Something About Mary and Dr. Dolittle. The current quarter contained disappointing results from the domestic theatrical releases of Anna and the King, Light It Up, Bartok and Anywhere But Here. These losses were partially offset by contributions from domestic and international pay television agreements covering available films.

Television. For the second quarter of fiscal 2000, revenues increased 4% from the corresponding period of the preceding fiscal year, operating income increased by 45% and operating income before depreciation and amortization increased by 34%. The second quarter Fox Television Stations operating income increased 11% as compared to the corresponding period in the preceding year, primarily due to an increase in market growth, strong advertising spending by e-commerce companies and the automotive industry. FOX's increase in operating income over the prior year was primarily due to the absence of the loss recognized on the broadcast of Major League Baseball's ("MLB") World Series reported in the corresponding period of the prior year, higher pricing of MLB Playoff games, the new economic arrangement with FOX affiliates and an increase in advertising revenue. These favorable elements were partially offset by increased programming costs, higher abandonment costs associated with cancelled shows and higher license fees incurred for returning series.

Cable Network Programming. In connection with the acquisition of the remaining 50% interest in Fox Sports Networks, LLC ("Fox Sports Net"), the Company changed the composition of this segment. This segment now includes the Los Angeles Dodgers ("Dodgers") and other cable related properties which were previously included in the Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the second quarter reflect an increase of $238 million, an increase in operating income of $26 million and a $56 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 44.6 million homes, up from 37.2 million a year ago.

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates improved in the quarter to earnings of $38 million from an equity loss in affiliates of $24 million last year primarily due to the significant increase in contributions from FFW as a result of a gain related to the Fox Kids Europe N.V. ("FKE") initial public offering and improved results at Fox Sports Net's cable networks. The FFW gain included in the Company's equity in earnings of affiliates and net income was approximately $61 million and $39 million, respectively.

Income tax expense. Income tax expense for the second quarter of fiscal 2000 amounted to $76 million compared to $70 million in the corresponding period of the preceding year. The increase was primarily due an increase in the effective tax rate. The effective tax rate for the quarter increased to approximately 44% compared to 40% in the corresponding period of the preceding fiscal year, primarily due to an increase in non-deductible intangible amortization related to the Fox Sports Net acquisition.

Results of Operations - Six months ended December 31, 1999 vs. Six months ended December 31, 1998

The following table sets forth the Company's operating results, by segment, for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998:

                                                                                       Six months ended
                                                                                       ----------------
                                                                                          December 31,
                                                                                          ------------
                                                                             1999             1998            Change
                                                                        ---------------  ---------------  --------------
                                                                                     (Dollars in Millions)
Revenues:
  Filmed Entertainment................................................          $1,862           $2,530           $(668)
  Television..........................................................           1,784            1,684             100
  Cable Network Programming...........................................             591              141             450
                                                                      -------------------------------------------------
Total Revenues........................................................          $4,237           $4,355           $(118)
                                                                      =================================================


Operating Income (Loss):
  Filmed Entertainment................................................          $   81           $  289           $(208)
  Television..........................................................             320              238              82
  Cable Network Programming...........................................             (15)             (68)             53
                                                                      -------------------------------------------------

Total Operating Income................................................             386              459             (73)
Interest expense, net.................................................            (141)            (123)            (18)
Equity in earnings (losses) of affiliates.............................               2              (66)             68
Minority interest.....................................................              (2)               -              (2)

Income before income taxes............................................             245              270             (25)
Income tax expense....................................................            (108)            (108)              -
                                                                      -------------------------------------------------
Net Income............................................................          $  137           $  162           $ (25)
                                                                      =================================================


Other Data:
Operating Income (Loss) Before Depreciation and Amortization (1):
  Filmed Entertainment................................................          $  106           $  306           $(200)
  Television..........................................................             423              335              88
  Cable Network Programming...........................................              70              (39)            109
                                                                      -------------------------------------------------
Total Operating Income Before Depreciation and Amortization (1).......          $  599           $  602           $  (3)
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

Filmed Entertainment. For the first six months of fiscal 2000, revenues decreased 26%, operating income decreased 72% and operating income before depreciation and amortization decreased 65% compared to the corresponding period of the preceding fiscal year. The current six-month period contained disappointing results from the domestic theatrical releases of Anna and the King, Brokedown Palace and Light It Up. Partially offsetting these disappointing results were the revenues and profits from the international theatrical performance of Star Wars, Episode I: The Phantom Menace, the domestic video and cable release of There's Something About Mary and contributions from domestic and international pay television agreements covering available films. In addition, the prior year period included the revenues and profits from the foreign theatrical and domestic video sales of Titanic, one of the most successful films of all time, and the strong theatrical performances of There's Something About Mary and Dr. Dolittle.

Television. For the first six months of fiscal 2000, revenues increased 6% from the corresponding period of the preceding fiscal year, operating income increased by 34% and operating income before depreciation and amortization increased by 26%. Operating income for Fox Television Stations increased 14% as compared to the corresponding period in the preceding year, primarily due to an increase in market growth, strong advertising spending by e-commerce companies and the automotive industry. FOX's earnings increased over the prior year primarily due to the absence of the loss recognized on the broadcast of MLB's World Series in the prior year, higher pricing on MLB Playoff games during the current period, the new economic arrangement with FOX affiliates, an increase in advertising revenue stemming from the broadcasts of MLB's All-Star Game and the 51st Annual Emmy Awards and the non-recurrence of a loss taken in the prior year on two broadcast runs of Jurassic Park: The Lost World. These favorable elements were partially offset by increased prime time programming costs, higher abandonment costs from cancelled shows, higher license fees from returning series and costs for newly acquired syndication programming at the Fox Television Stations.

Cable Network Programming. In connection with the acquisition of the remaining 50% of Fox Sports Net, the Company changed the composition of this segment. This segment now includes the Dodgers and other cable-related properties, which were previously included in the Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the first six months of fiscal 2000 reflect an increase of $450 million, an increase in operating income of $53 million and a $109 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 44.6 million homes, up from 37.2 million a year ago.

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates improved in the first six months of fiscal 2000 to earnings of $2 million from equity in losses of affiliates of $66 million last year primarily due to the significant increase in contributions from FFW as a result of a gain related to the FKE initial public offering and improved results at Fox Sports Net's cable networks. The FFW gain included in the Company's equity in earnings of affiliates and net income was approximately $61 million and $39 million, respectively.

Income tax expense. Income tax expense for the first six months of fiscal 2000 remained flat at $108 million compared to the corresponding period of the preceding year, despite a decrease in pre-tax income. The effective tax rate for the period increased to 44% compared to 40% in the corresponding period of the preceding fiscal year. The higher effective tax rate is primarily due to an increase in non-deductible intangible amortization related to the Fox Sports Net acquisition.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the six months ended December 31, 1999 were $669 million as compared to $424 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to the seasonal increase in receivables from November television sweeps and National Football League programming, increased inventory related to acquisition of new syndicated programming for the Fox Television Stations and sports rights payments, and increased payments to participants, principally relating to Star Wars, Episode I: The Phantom Menace.

Net cash flows used in investing activities during the six months ended December 31, 1999 included additional investments in Southwest Sports Group and certain Fox Sports Net associated companies which were partially offset by the net cash acquired in acquisition.

Net cash flows provided by financing activities were $989 million and $833 million during the six months ended December 31, 1999 and 1998, respectively. The increase was primarily due to advances from News Corporation used to fund operating and investing activities for the period. In connection with the acquisition of the remaining 50% interest in Fox Sports Net, borrowings of approximately $1.5 billion were assumed by the Company. There are certain covenants related to outstanding indebtedness that, among other things, limit distributions by Fox Sports Net to the Company. During the six months ending December 31, 1999, approximately $730 million of borrowings were repaid.

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 1999 was approximately $9.7 billion, which includes obligations under News Corporation's Exchangeable Trust Originated Preferred
SecuritiesSM due 2016.   The debt instruments limit the ability of News
Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.


Year 2000

The Company, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Many of the computer systems and chip-based devices traditionally used may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some programs may interpret the year "00" as 1900, instead of 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail.

To date, the Company is not aware of any material Year 2000 ("Y2K") problems within the Company, or with any third party upon which the Company depends in any significant way, that will result in any material impact on the Company's results of operations and financial position. The Company, however, will continue to monitor computer systems and other chip-based devices to ensure that Y2K issues, if any, are detected and corrected in a timely manner.

The Company's exposure to potential Y2K problems exists in two general areas: technological operations within the Company's sole control and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software.

The Company has identified the potential impacts of Y2K and distinguished those that may affect business continuity from those that may not. An item is considered to have a business continuity impact on the Company if its Y2K-related failure would significantly impair the ability of one of its major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements. Based upon its efforts to date, the Company believes that all critical IT and non-IT systems will not experience any significant Y2K issues.

Most of the Company's potential Y2K exposures, however, are in the area of technological operations dependent on one or more third parties. The financial impact on the Company of such third parties not achieving levels of Y2K readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control. In addition, many of the Company's businesses are dependent on third parties that are themselves heavily dependent on technology. The Company has included in its "mission critical" inventory significant service providers, vendors, suppliers and customers that are believed to be critical to business operations. The ability to continue to deliver services to customers is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data and broadcast transmissions.

The Company has developed practical contingency plans in the event significant Y2K issues are experienced. The contingency plans include, but are not limited to identification of alternative suppliers, vendors and service providers. The Company believes that it has established an effective program to resolve all significant Y2K issues in its sole control in a timely manner. The Company recognizes that system failures resulting from the Y2K problem could adversely affect operations and financial resources in all of its business segments. The amount of potential liability and lost revenue that might result because of such difficulty cannot be reasonably estimated at this time.

Through December 1999, the Company has incurred approximately $21 million in costs related to its Y2K readiness program, which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Y2K readiness program will not exceed $23 million. The total cost estimate is based on the current assessment of the Company's Y2K readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities.

The Company has made forward-looking statements regarding its Y2K Program. Those statements include: the Company's expectations about future Year 2000 issues; the Company's expectations about the impact of the Y2K problem on its ability to continue to operate after January 1, 2000; the impact of Y2K on its suppliers and the costs associated with the Y2K program. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Y2K program are outside its control such as the performance of third-party suppliers. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Y2K problems in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Part II.  Other Information

Item 1.   Legal Proceedings.

          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds.

          Not Applicable

Item 3.   Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          On November 23, 1999, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Arthur Andersen, LLP as independent public accountants of the Company for the fiscal year ended June 30, 2000 was ratified. Shares were voted for the election of the directors of the Company as follows: for K. Rupert Murdoch, 5,634,030,714 shares voted for and 1,839,096 shares withheld; for Peter Chernin, 5,634,050,153 shares voted for and 1,819,657 shares withheld; for Chase Carey, 5,634,049,953 shares voted for and 1,819,857 shares withheld; for David F. DeVoe, 5,634,050,218 shares voted for and 1,819,592 shares withheld; for Arthur M. Siskind, 5,633,637,218 shares voted for and 2,232,592 shares withheld; for Christos M. Cotsakos, 5,635,222,281 shares voted for and 647,529 shares withheld; and for Laura D'Andrea Tyson, 5,635,313,695 shares voted for and 556,115 shares withheld. There were 5,635,722,130 shares voted in favor of the appointment of Arthur Andersen, LLP as the independent public accountants of the Company with 62,987 shares voted against and 84,693 abstentions.


Item 5.   Other Information.

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          The exhibit index filed with this Form 10-Q follows on page 18.

          The Company filed a Form 8-K on December 7, 1999, in connection with the series of related transactions to be entered into by the Company, The News Corporation Limited and Healtheon/WebMD.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 9, 2000           FOX ENTERTAINMENT GROUP, INC.

                                 By:  /s/ David F. DeVoe
                                      -------------------
                                      Name:  David F. DeVoe
                                      Title: Chief Financial Officer

                                 Exhibit Index


Exhibit
Number         Description

27.1           Financial Data Schedule