Form 10-K/A
period 1999-06-30
FOX ENTERTAINMENT GROUP INC
filed 2000-03-30
CIK 1068002

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A


                                 Amendment No. 1


                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

      As of March 1, 2000 the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) was $3,307,200,000.

      As of March 29, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.


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

                                                                 FISCAL YEAR ENDED JUNE 30,
                                              ------------------------------------------------------------
                                               1999       1998          1997(3)       1996(2)       1995(1)
                                               ----       ----          -------       -------       -------
                                                     (Dollars in Millions, except for Per Share Data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                $ 8,057    $ 7,023       $ 5,847       $ 4,548       $ 3,915
                                              =======    =======       =======       =======       =======

Operating income                              $   716    $   663       $   320       $   481       $   391
                                              =======    =======       =======       =======       =======


Net income (loss)                             $   205    $   176       $    30           411       $   (23)
                                              =======    =======       =======       =======       =======

Basic and diluted earnings (loss)
per share                                     $  0.33    $  0.32       $  0.05       $  0.75       $ (0.04)
                                              =======    =======       =======       =======       =======

STATEMENT OF CASH FLOWS:

Cash flows provided by operating activities   $   753    $   306       $   117       $   321       $   183
Cash flows used in investing activities          (615)      (876)         (278)         (838)         (372)
Cash flows (used in) provided by
   Financing activities                          (118)       415           362           548           201

                                                           AT JUNE 30,
                                       ----------------------------------------------
                                         1999      1998      1997      1996      1995
                                         ----      ----      ----      ----      ----
                                                    (Dollars In Millions)
BALANCE SHEET DATA:
Cash and cash equivalents              $   121   $   101   $   256   $    55   $    24
Total assets                            13,163    12,630    11,697     6,207     5,008
Due to intercompany affiliates           1,389     3,702     2,581     2,587     1,955
Senior Secured Discount Notes and
11% Secured Notes                           --       206       714        --        --
Film production financing  and other        53       169       351       141       172
Shareholders' equity                     6,668     3,941     3,767     1,358       942

FOOTNOTES:

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


      The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators. The Company's interests in certain cable network programming and related ventures, including Fox/Liberty Networks, LLC ("Fox/Liberty"), Fox Family Worldwide, Inc. ("FFW"), Fox/Liberty Ventures, LLC and International Sports Programming Partners ("ISPP"), are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above.


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


      Television Stations, Television Broadcast Network and Other Television Businesses. The three reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by its group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.


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

Television Stations, Television Broadcast Network and Other Television Businesses Segments and Cable Network Programming. Expenses of the three Television segments and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.


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

                                                                     Year Ended June 30,
                                  ---------------------------------------------------------------------------------------------
                                                                     (Dollars in Millions)                 Other Data
                                                                                                 ------------------------------
                                                                                                     Operating Income Before
                                            Revenues                     Operating Income        Depreciation and Amortization (1)
                                  ---------------------------     -----------------------------  ---------------------------------
                                    1999      1998      1997        1999       1998       1997         1999       1998       1997
                                  -------   -------   -------     -------    -------    -------      -------    -------    -------
Filmed Entertainment              $ 4,416   $ 3,876   $ 3,112     $   355    $   266    $   113      $   396    $   292    $   138
                                  -------   -------   -------     -------    -------    -------      -------    -------    -------
Television Stations                 1,469     1,393     1,055         557        539        401          733        696        524
Television Broadcast Network        1,743     1,459     1,474         (32)        21        (39)         (15)        31        (32)
Other Television Businesses           300       223       169         (35)        (5)        (2)         (11)        --         (2)
Cable Network Programming             129        72        37        (129)      (141)      (148)         (72)       (96)      (123)
                                  -------   -------   -------     -------    -------    -------      -------    -------    -------
                                    8,057     7,023     5,847         716        680        325        1,031        923        505
Other charges                          --        --        --          --        (17)        (5)          --        (17)        (5)
                                  -------   -------   -------     -------    -------    -------      -------    -------    -------
      Total                       $ 8,057   $ 7,023   $ 5,847     $   716    $   663    $   320      $ 1,031    $   906    $   500
                                  =======   =======   =======     =======    =======    =======      =======    =======    =======

----------
(1) Operating Income Before Depreciation and Amortization should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP in the Company's audited consolidated financial statements included elsewhere in this filing. See "Selected Consolidated Financial Data" for definition of Operating Income Before Depreciation and Amortization.

                  [Remainder of page intentionally left blank]

Results of Operations - Fiscal 1999 vs. Fiscal 1998

      The following table sets forth the Company's operating results, by segment, for fiscal 1999 as compared to fiscal 1998:

                                                  Year Ended June 30,
                                                  -------------------
                                                     1999       1998       Change
                                                     ----       ----       ------
                                                        (Dollars in Millions)
Revenues:
         Filmed Entertainment                       $ 4,416    $ 3,876    $   540
         Television Stations                          1,469      1,393         76
         Television Broadcast Network                 1,743      1,459        284
         Other Television Businesses                    300        223         77
         Cable Network Programming                      129         72         57
                                                    -------    -------    -------
              Total revenues                        $ 8,057    $ 7,023    $ 1,034
                                                    =======    =======    =======
Operating Income (Loss):
         Filmed Entertainment                       $   355    $   266    $    89
         Television Stations                            557        539         18
         Television Broadcast Network                   (32)        21        (53)
         Other Television Businesses                    (35)        (5)       (30)
         Cable Network Programming                     (129)      (141)        12
                                                    -------    -------    -------
                                                        716        680         36
         Other charges                                   --        (17)        17
                                                    -------    -------    -------
              Total operating income                    716        663         53
Interest expense, net                                  (223)      (271)        48
Equity in losses of affiliates                         (146)       (81)       (65)
                                                    -------    -------    -------
Income before income taxes                              347        311         36
Income tax expense                                     (142)      (135)        (7)
                                                    -------    -------    -------

Net income                                          $   205    $   176    $    29
                                                    =======    =======    =======
Other Data:

Operating Income (Loss) Before Depreciation and Amortization

         Filmed Entertainment                       $   396    $   292    $   104
         Television Stations                            733        696         37
         Television Broadcast Network                   (15)        31        (46)
         Other Television Businesses                    (11)        --        (11)
         Cable Network Programming                      (72)       (96)        24
                                                    -------    -------    -------
                                                      1,031        923        108
                                                    -------    -------    -------
         Other charges                                   --        (17)       (17)
                                                    -------    -------    -------
              Total Operating Income Before
                Depreciation and Amortization       $ 1,031    $   906    $    91
                                                    =======    =======    =======

Depreciation and Amortization:
         Filmed Entertainment                            41         26         15
         Television Stations                            176        157         19
         Television Broadcast Network                    17         10          7
         Other Television Businesses                     24          5         19
         Cable Network Programming                       57         45         12
                                                    -------    -------    -------
              Total depreciation and amortization   $   315    $   243    $    72
                                                    =======    =======    =======

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


      Television Stations, Television Broadcast Network and Other Television Businesses. For fiscal 1999, combined revenues from all television related segments increased approximately 14% to $3.5 billion. The Fox Television Stations experienced continued revenue growth due to increases in market share, up 1.1 percentage points to 19.4%, and advertising sales, up 4.7%. For fiscal 1999, operating expenses of the Fox Television Stations increased primarily as a result of the costs associated with the investment in local programming and news expansion. Total revenues of the Television Broadcast Network segment increased by $299 million to $1.7 billion in fiscal 1999. At FOX, base revenue was positively affected by its programming lineup, resulting in strong ratings in the key targeted audience, adults aged 18-49 years old. As a result of FOX's ratings, advertising revenues increased as FOX was able to obtain higher rates for advertising targeted at adults aged 18-49 years old. Additionally, revenues increased in fiscal 1999 from the broadcast of Super Bowl XXXIII; the Super Bowl was not broadcast by FOX in fiscal 1998.

      At FOX, increased programming costs related to FOX's National Football League ("NFL") contract, including the costs of Super Bowl XXXIII, combined with a loss on FOX's Major League Baseball contract due to the New York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game, also contributed to the rise in operating expenses. FOX recently implemented a new agreement with its affiliate stations to increase FOX's share of future advertising revenue. In the Other Television segment, the increase in revenues, operating expenses and operating losses in fiscal 1999 principally results from the inclusion of the full year results of operations of the Los Angeles Dodgers as compared to the prior year which only included results of operations from the April 1998 acquisition.

      For fiscal 1999, combined operating income of the television related segments decreased approximately 12% to $490 million primarily as a result of the factors described above.

      For fiscal 1999, combined Operating Income Before Depreciation and Amortization of the television related segments decreased approximately 3% to $707 million primarily as a result of the factors described above.

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

Results of Operations - Fiscal 1998 vs. Fiscal 1997

      The following table sets forth the Company's operating results, by segment, for fiscal 1998 as compared to fiscal 1997:

                                                               Year Ended June 30,
                                                               -------------------
                                                                1998        1997     Change
                                                                ----        ----     ------
                                                                  (Dollars in Millions)
Revenues:
      Filmed Entertainment                                     $ 3,876    $ 3,112    $   764
      Television Stations                                        1,393      1,055        338
      Television Broadcast Network                               1,459      1,474        (15)
      Other Television Businesses                                  223        169         54
      Cable Network Programming                                     72         37         35
                                                               -------    -------    -------
           Total revenues                                      $ 7,023    $ 5,847    $ 1,176
                                                               =======    =======    =======

Operating Income (Loss):
      Filmed Entertainment                                     $   266    $   113    $   153
      Television Stations                                          539        401        138
      Television Broadcast Network                                  21        (39)        60
      Other Television Businesses                                   (5)        (2)        (3)
      Cable Network Programming                                   (141)      (148)         7
                                                               -------    -------    -------
                                                                   680        325        355
      Other charges                                                (17)        (5)       (12)
                                                               -------    -------    -------
           Total operating income                                  663        320        343
Interest expense, net                                             (271)      (191)       (80)
Equity in losses of affiliates                                     (81)       (50)       (31)
                                                               -------    -------    -------

Income before income taxes                                         311         79        232
Income tax expense                                                (135)       (49)       (86)
                                                               -------    -------    -------
Net income                                                     $   176    $    30    $   146
                                                               =======    =======    =======

Other Data:
Operating Income (Loss) Before Depreciation and Amortization
      Filmed Entertainment                                     $   292    $   138    $   154
      Television Stations                                          696        524        172
      Television Broadcast Network                                  31        (32)        63
      Other Television Businesses                                   --         (2)         2
      Cable Network Programming                                    (96)      (123)        27
                                                                   923        505        418
                                                               -------    -------    -------
      Other charges                                                (17)        (5)       (12)
                                                               -------    -------    -------
           Total Operating Income Before Depreciation
             and Amortization                                  $   906    $   500    $   406
                                                               =======    =======    =======

Depreciation and Amortization:
      Filmed Entertainment                                     $    26    $    25    $     1
      Television Stations                                          157        123         34
      Television Broadcast Network                                  10          7          3
      Other Television Businesses                                    5         --          5
      Cable Network Programming                                     45         25         20
                                                               -------    -------    -------
           Total depreciation and amortization                 $   243    $   180    $    63
                                                               =======    =======    =======

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

      Television Stations, Television Broadcast Network and Other Television Businesses. For fiscal 1998, combined revenues of the television related segments increased approximately 14% to $3.1 billion. The Television Stations segment experienced revenue growth as a result of a full-year's contribution from the 10 television stations acquired as part of the New World Acquisition, as well as revenue growth at both the group's 12 base owned and operated television stations and the New World stations. This revenue growth was attributed to increases in market share and advertising rates. For fiscal 1998, operating expenses of the Fox Television Stations increased primarily as a result of operating the New World stations for a full year in fiscal 1998, as well as the costs associated with the investment in local programming. Total revenues of the Television Broadcast Network segment decreased by $15 million to $1,459 million in fiscal 1998. At FOX, base revenue increased due to a strong programming line-up, resulting in strong ratings in the key targeted audience, adults aged 18-49 years old. As a result of FOX's strong ratings, advertising revenues increased as FOX was able to obtain higher rates for advertising targeted at adults aged 18-49 years old. Offsetting this advertising revenue increase was the absence of revenues from the Super Bowl which was not broadcast by FOX in fiscal 1998. For fiscal 1998, operating expenses at FOX decreased resulting from a reduction of general advertising and promotion costs, coupled with the absence of the development and production costs associated with the series 13 Bourbon Street, which was abandoned during fiscal 1997, and amortization related to the fiscal 1997 Super Bowl broadcast. In the Other Television segment, the increase in revenues, operating expenses and operating losses primarily results from the inclusion of the results of operations of the Los Angeles Dodgers since the April 1998 acquisition.

      For fiscal 1998, combined operating income of the television related segments increased approximately 54% to $555 million. Despite increased costs, operating margins at the Fox Television Stations improved under the Company's management. In addition, the operating performance of FOX in fiscal 1998 did not reflect the contribution from the broadcast of the Super Bowl, which was broadcast by FOX in fiscal 1997.

      For fiscal 1998, combined Operating Income Before Depreciation and Amortization of the television related segments increased approximately 48% to $727 million representing significantly improved operating performance primarily as a result of the factors described above, as well as the increase in depreciation and amortization. Depreciation and amortization reflects a full year's amortization of intangible assets relating to the New World Acquisition versus five months in fiscal 1997.


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


      In the Television Segments and Cable Network Programming segment, at-risk operations include satellite transmission and communication systems. Y2K failures in such systems could adversely affect television networks including cable services and owned and operated television stations.


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

      Potential Costs. The Company has been focused on the Y2K issue for several years since its capital spending policy required that significant investments made in technology in the periods prior to December 31, 1999 would be for systems which would be operational after December 31, 1999. To date, the Company has incurred approximately $ 13 million in costs related to its Y2K readiness program which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Y2K readiness program will not exceed $ 20 million. The total cost estimate is based on the current assessment of the Company's Y2K readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Y2K readiness program to have a material adverse effect on the ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to the Y2K readiness.

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

ITEM 8. FINANCIAL STATEMEMENTS AND SUPPLEMENTARY DATA

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

FOX ENTERTAINMENT GROUP, INC.
Report of Independent Public

Accountants.................................................................41
Consolidated Balance Sheets as of June 30, 1999 and 1998....................42
Consolidated Statements of Operations for the years ended
   June 30, 1999, 1998 and 1997.............................................43
Consolidated Statements of Cash Flows for the years ended
   June 30, 1999, 1998 and 1997.............................................44
Consolidated Statements of Shareholders' Equity for the
   years ended June 30, 1999, 1998 and 1997.................................45
Notes to Consolidated Financial Statements..................................46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the "Company"), as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999 (as revised - see note 13). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements (as revised - see note 13) referred to above present fairly, in all material respects, the financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                       Arthur Andersen LLP


Los Angeles, California
August 18,1999 (except
with respect to the items
referred to in Note 13, as to
which the date is March 29, 2000)

                              FOX ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                      AS OF JUNE 30,
                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               1999        1998
ASSETS

    Cash and cash equivalents ..........................     $   121     $   101
    Accounts receivable,  net ..........................       1,756       1,949
    Filmed entertainment and television
    programming costs, net .............................       2,621       2,071
    Investments in equity affiliates ...................         785         791
    Property and equipment, net ........................       1,321       1,111
    Intangible assets, net .............................       5,818       5,941
    Other assets and investments .......................         741         666
                                                             -------     -------
       Total assets ....................................     $13,163     $12,630
                                                             =======     =======

LIABILITIES

    Accounts payable and accrued liabilities ...........     $ 1,682     $ 1,613
    Participations, residuals and royalties
    payable ............................................       1,321       1,153
    Television programming rights payable ..............         566         513
    Deferred revenue ...................................         293         238
    Borrowings .........................................          53         375
    Deferred income taxes ..............................         975         874
    Other liabilities ..................................         216         221
                                                             -------     -------
                                                               5,106       4,987
    Due to intercompany affiliates .....................       1,389       3,702
                                                             -------     -------
       Total liabilities ...............................       6,495       8,689

    Commitments and contingencies

SHAREHOLDERS' EQUITY
    Preferred stock, $100 par value per share;
    0 and 10,000 shares authorized; 0
    and 7,600 shares issued and outstanding
    at June 30, 1999 and 1998, respectively ............          --           1
    Class A Common stock, $.01 par value
    per share; 1,000,000,000 and 0 shares
    authorized; 124,800,000 and 0 shares
    issued and outstanding at June 30, 1999
    and 1998, respectively .............................           1          --
    Class B Common stock, $.01 par value per
    share; 650,000,000 and 0 shares authorized;
    547,500,000 and 0 shares issued
    and outstanding at June 30, 1999 and 1998,
    respectively .......................................           6          --
    Paid-in capital ....................................       6,599       3,132
    Retained earnings and other comprehensive
    income .............................................          62         808
                                                             -------     -------
        Total shareholders' equity .....................       6,668       3,941
                                                             -------     -------
        Total liabilities and  shareholders' equity ....     $13,163     $12,630
                                                             =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  1999        1998        1997
                                                  ----        ----        ----

Revenues ...................................    $ 8,057     $ 7,023     $ 5,847
Expenses:
  Operating ................................      6,220       5,332       4,667
  Selling, general and administrative ......        806         768         675
  Depreciation and amortization ............        315         243         180
  Other charges ............................         --          17           5
                                                -------     -------     -------
Operating income ...........................        716         663         320

Other expense:
  Interest expense, net ....................       (223)       (271)       (191)
  Equity in losses of affiliates ...........       (146)        (81)        (50)
                                                -------     -------     -------
Income before income taxes .................        347         311          79
Income tax expense .........................       (142)       (135)        (49)
                                                -------     -------     -------
Net income .................................    $   205     $   176     $    30
                                                =======     =======     =======

Basic and diluted earnings per share
                                                $  0.33     $  0.32     $  0.05
                                                =======     =======     =======

Basic and diluted weighted average
number of  common equivalent shares
outstanding (in millions) ..................        626         548         548
                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,
                              (DOLLARS IN MILLIONS)

                                                                1999       1998       1997
                                                                ----       ----       ----
OPERATING ACTIVITIES
Net income .................................................   $   205    $   176    $    30
   Adjustments to reconcile net income to net cash provided
      by operating activities
   Depreciation and amortization ...........................       315        243        180
   Equity in losses of affiliates ..........................       146         81         50
Changes in operating assets and liabilities:
      Accounts receivable and other assets .................       161       (458)      (280)
      Filmed entertainment and television programming costs       (513)       (30)      (176)
      Accounts payable and accrued liabilities .............       252        236        291
      Participations, residuals and royalties payables .....       187         58         22
                                                               -------    -------    -------
          Net cash provided by operating activities ........       753        306        117

INVESTING ACTIVITIES
Acquisitions, net of cash acquired .........................        --       (328)       306
Investments in equity affiliates ...........................      (140)      (141)        (2)
Other investments ..........................................      (168)      (199)      (244)
Purchases of property and equipment ........................      (307)      (208)      (338)
                                                               -------    -------    -------
         Net cash used in investing activities .............      (615)      (876)      (278)

FINANCING ACTIVITIES
Borrowings .................................................       110        282        623
Repayment of borrowings ....................................      (432)      (972)      (959)
Proceeds from Initial Public Offering ......................     2,689         --         --
(Repayments to) advances from affiliates, net ..............    (2,485)     1,105        698
                                                               -------    -------    -------
         Net cash (used in) provided by financing activities      (118)       415        362

Net increase (decrease) in Cash and Cash Equivalents .......        20       (155)       201

Cash and Cash Equivalents, Beginning of Year ...............       101        256         55
                                                               -------    -------    -------
Cash and Cash Equivalents, End of Year .....................   $   121    $   101    $   256
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

                          FOX ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              YEARS ENDED JUNE 30,
                              (DOLLARS IN MILLIONS)

                                                                          RETAINED
                                                                      EARNINGS AND OTHER
                                  PREFERRED     COMMON       PAID-IN    COMPREHENSIVE
                                  STOCK         STOCK        CAPITAL       INCOME         TOTAL
                                  ---------     ------       -------   -----------------  -----
BALANCE AT JUNE 30, 1996 ...      $     1       $    --      $   756       $   601        $ 1,358
Net income .................           --            --           --            30             30
Foreign currency
translation adjustments ....           --            --           --             3              3
Capital contributions, net .           --            --        2,376            --          2,376
                                  -------       -------      -------       -------        -------
BALANCE AT JUNE 30, 1997 ...            1            --        3,132           634          3,767

Net income .................           --            --           --           176            176
Foreign currency
translation adjustments ....           --            --           --            (2)            (2)
                                  -------       -------      -------       -------        -------
BALANCE AT JUNE 30, 1998 ...            1            --        3,132           808          3,941

Redemption of preferred
stock in connection with
reorganization .............           (1)           --           --            --             (1)
Issuance of Class A Common
Stock ......................           --             1        2,688            --          2,689
Conversion of Class B Common
Stock in connection with
recapitalization ...........           --             6           (6)           --             --
Elimination of certain
Intercompany debt and
payment of dividends .......           --            --          785          (948)          (163)
Net Income .................           --            --           --           205            205
Foreign currency
translation adjustments ....           --            --           --            (3)            (3)
                                  -------       -------      -------       -------        -------
BALANCE AT JUNE 30, 1999 ...      $    --       $     7      $ 6,599       $    62        $ 6,668
                                  =======       =======      =======       =======        =======

   The accompanying notes are an integral part of these consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (DOLLARS IN MILLIONS)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Entertainment Group, Inc. and its subsidiaries (the "Company") is a diversified entertainment company with operations in five business segments. These business segments are: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the distribution of network and cable television programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc.

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

In connection with the Reorganization in fiscal 1999, the outstanding voting preferred stock of the Company was acquired from an executive of the Company for its par value of $760,000 plus accrued dividends. Contemporaneous with this transaction, the executive acquired the voting preferred stock of a subsidiary of the Company, Fox Television Holdings, Inc. ("FTH") for the identical par value and dividend rate (see Note 2). The voting preferred stock of the Company had been acquired by the executive in accordance with a 1985 order of the Federal Communications Commission in connection with the Company's acquisition of television stations.

The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization. For reporting purposes, the financial statements for all periods are collectively referred to as consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company consolidated with the accounts of its majority-owned and controlled subsidiaries (See Note 1). For financial reporting purposes, control generally means ownership of a majority interest in an entity but may, in certain instances, result from other considerations, including a company's capacity to dominate decision making in relation to the financial and operating policies of the consolidated entity. Fox Television Holdings, Inc. ("FTH") a subsidiary of the Company has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum, which are included in Other liabilities. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH.


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


Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming


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

INTANGIBLE ASSETS


As a creator and distributor of branded information and entertainment copyrights, the Company has a significant and growing amount of intangible assets, including goodwill, free and cable television networks and stations, film and television libraries, sports franchises, entertainment franchises, and other copyright products and trademarks. In accordance with generally accepted accounting principles, the Company does not record the fair value of these internally generated intangible assets. However, intangible assets acquired in business combinations are recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible net assets. Such intangible assets are amortized using the straight line method over the following lives: goodwill (40 years); FCC licenses (40 years); Franchises and other (4 - 40 years).


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

4. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

Filmed entertainment and television programming costs consisted of the following at June 30:

                                                               1999     1998
                                                               ----     ----
Filmed entertainment costs:
  Released, less accumulated amortization .................   $1,030   $  788
  Completed, not released .................................      169      141
  In process ..............................................      696      564
Television programming costs, less accumulated amortization      726      578
                                                              ------   ------
                                                              $2,621   $2,071
                                                              ======   ======

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

OTHER

In addition, the Company has an investment in Regency Television.

SUMMARIZED FINANCIAL DATA

Summarized financial data for equity affiliates at June 30 is presented below:

                                             1999           1998           1997
                                             ----           ----           ----
Total assets ......................       $ 4,641        $ 4,702        $ 1,568
Total liabilities .................         4,324          4,070          1,071
Revenues ..........................         1,404          1,317            661

Operating income (loss) ...........            38             63            (55)
Net Income (loss) .................          (291)          (162)          (101)

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

                                                          1999             1998

Machinery  and equipment .....................         $   718          $   570
Buildings and leaseholds .....................             821              681
Land .........................................             168              143
                                                       -------          -------
                                                         1,707            1,394
Less accumulated  depreciation ...............            (386)            (283)
                                                       -------          -------
                                                       $ 1,321          $ 1,111
                                                       =======          =======

Included in buildings and leaseholds were cumulative capital expenditures for construction in progress of approximately $171 million and $314 million, as of June 30, 1999 and 1998, respectively, principally relating to the construction of new office buildings and improvements at the Company's Los Angeles Fox Studios lot.

7. BORROWINGS

Borrowings consisted of the following at June 30:

                                                               1999         1998
                                                               ----         ----

New World Senior Secured Discount Notes ..............         $ --         $206

Film production financing ............................           53          147
Other ................................................           --           22
                                                               ----         ----
                                                               $ 53         $375
                                                               ====         ====

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

Income before income taxes was attributable to the following jurisdictions for the year ended June 30:

                                                      1999       1998       1997
                                                      ----       ----       ----

United States (including  exports) ............       $271       $225       $ 60
International .................................         76         86         19
                                                      ----       ----       ----
                                                      $347       $311       $ 79
                                                      ====       ====       ====

Components of the provision for income taxes on income before income taxes for the year ended June 30 were as follows:

                                                              1999   1998   1997
                                                              ----   ----   ----
Current -
        Federal - pursuant to the Tax Sharing Agreement ...   $ 60   $ --     --
        Foreign ...........................................     22     11     --
                                                              ----   ----   ----
                                                              $ 82   $ 11   $ --
                                                              ====   ====   ====
Deferred -
        Federal ...........................................   $ 56   $100   $ 38
        State  and  local .................................      4     18      6
                                                              ----   ----   ----

        Foreign ...........................................     --      6      5
                                                              ----   ----   ----
                                                              $ 60   $124   $ 49
                                                              ====   ====   ====

A reconciliation of the U.S. Federal statutory tax rate on income to the Company's effective tax rate on earnings before income taxes for the year ended June 30 is summarized as follows:

                                                           1999    1998   1997
                                                           ----    ----   ----

U.S.  Federal income tax rate ...........................    35%     35%    35%
State and local taxes (net of federal tax benefit)  .....     1       5      6
Effect of foreign operations ............................    (1)      1     17
Non-deductible amortization and expenses ................     4       2      5
Other ...................................................     2      --     (1)
                                                            ---     ---    ---
Effective tax rate ......................................    41%     43%    62%
                                                            ===     ===    ===

The following is a summary of the components of the deferred tax accounts at June 30:

                                                               1999       1998
                                                               ----       ----
Deferred tax assets (liabilities):
Amortization and basis difference
on intangible assets .....................................   $(1,575)   $(1,539)
Revenue recognition ......................................       163        166
Accrued liabilities ......................................       201        195
Other ....................................................       (98)       (63)
Net operating loss carryforwards .........................       402        367
                                                             -------    -------
Net deferred tax liability ...............................      (907)      (874)
Income tax payable .......................................       (68)        --
                                                             -------    -------
                                                             $  (975)   $  (874)
                                                             =======    =======

As of June 30, 1999, the Company had approximately $1 billion of combined unused tax net operating loss carryforwards , expiring between 2001 and 2012. Realization of these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided. The amount of the deferred tax assets could be reduced through a charge to income, however, if estimates of future taxable income during the carryforward period are reduced.

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

A summary of the option scheme activity for the years ended June 30, was as follows (in thousands of shares and Australian dollars):

                                                1999              1998              1997
                                                ----              ----              ----
                                                    WTD.              WTD.             WTD
                                                  AVG. EX.          AVG. EX.         AVG. EX.
                                         OPTIONS   PRICE    OPTIONS   PRICE  OPTIONS   PRICE
                                         -------   -----    -------   -----  -------   -----
Outstanding at beginning of year          31,481   A$5.22   15,627   A$5.63   3,500   A$7.06
    Granted ............................  14,567   A$8.28   16,915   A$4.79  12,739   A$5.21
    Exercised ..........................  (2,849)  A$5.62     (529)  A$5.31    (300)  A$7.05
    Cancelled ..........................    (921)  A$4.96     (532)  A$5.02    (312)  A$5.17
                                          ------   ------   ------   -----   ------   ------
    Outstanding at the end of the year..  42,278   A$6.32   31,481   A$5.22  15,627   A$5.63
                                          ======   ======   ======   ======  ======   ======
    Exercisable at end of year .........  11,204             5,494            2,038
    Weighted average fair value
      of options granted ...............           A$3.25            A$1.99           A$2.08

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

The following table sets forth the change in benefit obligation for the Company's benefit plans for the year ended June 30:

                                                             1999          1998
                                                             ----          ----
Benefit obligation, beginning of year ..............        $ 222         $ 120
Service cost .......................................           15            10
Interest cost ......................................           16            14
Benefits paid ......................................           (8)           (6)
Actuarial (gain) / loss ............................           (3)           14
Business Combinations ..............................           --            70
                                                            -----         -----
Benefit obligation, end of year ....................        $ 242         $ 222
                                                            =====         =====

The following table sets forth the change in the fair value of plan assets for the Company's benefit plans for the year ended:

                                                              1999         1998
                                                              ----         ----
Fair value of plan assets, beginning of year .........       $ 204        $ 126
Actual return on plan assets .........................          24           18
Employer contributions ...............................           1            3
Benefits paid ........................................          (8)          (6)
Business Combinations ................................          --           63
                                                             -----        -----
Fair value of plan assets, end of year ...............       $ 221        $ 204
                                                             =====        =====

The components of net periodic pension costs for the years ended June 30, were as follows:

                                                         1999     1998     1997
                                                         ----     ----     ----
 Service cost-benefits earned during the period .....    $ 15     $ 10     $  8
 Interest cost on projected benefit obligation ......      16       14       10
 Expected return on plan assets .....................     (20)     (18)     (10)
 Net amortization and deferral ......................      --       --       (2)
                                                         ----     ----     ----
Net periodic pension cost ...........................    $ 11     $  6     $  6
                                                         ====     ====     ====

The funded status of the pension plans as of June 30 was as follows:

                                                              1999         1998
                                                              ----         ----
Funded status ......................................         $(21)         $(18)
Unrecognized net loss ..............................            3             9
Unrecognized prior service cost ....................           (4)           (3)
                                                             ----          ----
Accrued pension liability at year end ..............         $(22)         $(12)
                                                             ====          ====

The following assumptions were used in accounting for the pension plans for the year ended June 30:

                                                      1999      1998       1997
                                                      ----      ----       ----
Discount rate ..................................      7.25%     7.25%      7.75%
Expected return on plan assets .................        10%       10%        10%
Rate of increase in future compensation ........     4%-6%         6%     4%-6%

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

The Company manages and reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States and Canada and Europe, and the production of original television programming, in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Business, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States and Canada. The television related segments operate primarily in the United States and Canada.

The previously reported television segment has been revised to reflect three separate reportable segments as follows: 1) Television Stations; 2) Television Broadcast Network; and 3) Other Television Businesses. This presentation more closely reflects the Company's internal management structure. The comparative segment information for the periods presented has been revised.

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

BUSINESS SEGMENTS                                          1999       1998       1997

REVENUES
  Filmed  Entertainment .............................   $ 4,416    $ 3,876    $ 3,112
  Television  Stations ..............................     1,469      1,393      1,055
  Television  Broadcast  Network ....................     1,743      1,459      1,474
  Other Television Businesses .......................       300        223        169
  Cable  Network  Programming .......................       129         72         37
                                                        -------    -------    -------
                                                        $ 8,057    $ 7,023    $ 5,847
                                                        =======    =======    =======

OPERATING INCOME AND  RECONCILIATION TO INCOME BEFORE
INCOME TAXES

  Filmed  Entertainment .............................   $   355    $   266    $   113
  Television  Stations ..............................       557        539        401
  Television  Broadcast  Network ....................       (32)        21        (39)
  Other Television Businesses .......................       (35)        (5)        (2)
  Cable Network Programming .........................      (129)      (141)      (148)
                                                        -------    -------    -------
                                                            716        680        325
  Other charges .....................................        --        (17)        (5)
                                                        -------    -------    -------
        Total operating  income .....................       716        663        320
  Interest expense,  net ............................      (223)      (271)      (191)
  Equity in losses of  affiliates ...................      (146)       (81)       (50)
                                                        -------    -------    -------
        Income before  income taxes .................   $   347    $   311    $    79
                                                        =======    =======    =======

DEPRECIATION AND AMORTIZATION
 Filmed  Entertainment ..............................   $    41    $    26    $    25
 Television Stations   ..............................       176        157        123
 Television Broadcast Network   .....................        17         10          7
 Other Television Businesses ........................        24          5         --
 Cable Network Programming ..........................        57         45         25
                                                        -------    -------    -------
                                                        $   315    $   243    $   180
                                                        =======    =======    =======

CAPITAL EXPENDITURES
  Filmed Entertainment ..............................   $   116    $   120    $    88
  Television Stations  ..............................       133         33         81
  Television Broadcast Network  ....................         49         44        102
  Other Television Businesses .......................         6         --          1
  Cable Network Programming .........................         3         11         66
                                                        -------    -------    -------
                                                        $   307    $   208    $   338
                                                        =======    =======    =======

TOTAL ASSETS
  Filmed  Entertainment ..........................        $ 4,233        $ 3,969
  Television Stations ...........................           6,267          6,259
  Television Broadcast Network .................              934            717
  Other Television Businesses ...................             520            508
  Cable Network Programming ....................              424            386
  Investments in equity  affiliates ..............            785            791
                                                          -------        -------
                                                          $13,163        $12,630
                                                          =======        =======

INTANGIBLES, NET
  Filmed Entertainment  ..........................        $   479        $   489
  Television Stations  ...........................          5,045          5,187
  Television Broadcast Network   .................             --             --
  Other Television Businesses ....................            294            265
  Cable Network Programming   ....................             --             --
                                                          -------        -------
                                                          $ 5,818        $ 5,941
                                                          =======        =======

Equity in losses of affiliates are principally Cable Network Programming entities. Other expenses and income tax expense are not allocated to segments as they are not under the control of the segment management.

GEOGRAPHIC SEGMENTS                             1999          1998          1997

REVENUES
  United States and Canada ...........       $ 6,150       $ 5,657       $ 4,940
  Europe .............................         1,173           830           549
  Other ..............................           734           536           358
                                             -------       -------       -------
                                             $ 8,057       $ 7,023       $ 5,847
                                             =======       =======       =======

LONG-LIVED ASSETS
 United States and Canada ............       $10,488       $ 9,981       $ 9,535
 Europe ..............................            13            15            11
 Other ...............................           187            95            49
                                             -------       -------       -------
                                             $10,688       $10,091       $ 9,595
                                             =======       =======       =======

Revenues are attributed to geographic segment based on the origin of the sale. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

14. DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

                                                       1999      1998      1997
                                                       ----      ----      ----
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
 Beginning balance ...............................    $ 204     $ 106     $ 104
 Charged to costs and expenses ...................      185       243       158
 Actual returns/write-offs/recoveries/other ......     (264)     (145)     (156)
                                                      -----     -----     -----
 Ending Balance ..................................    $ 125     $ 204     $ 106
                                                      =====     =====     =====

                                                              1999         1998
                                                              ----         ----
INTANGIBLE ASSETS
 Goodwill ............................................     $ 1,011      $   961
 FCC licenses ........................................       5,505        5,503
 Franchises & other ..................................         212          212
                                                           -------      -------

                                                           -------      --------
                                                             6,728        6,676
 Accumulated amortization ............................        (910)        (735)
                                                           -------      -------
                                                           $ 5,818      $ 5,941
                                                           =======      =======

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             Three Months Ended
                              -----------------------------------------------
                              September 30   December 31   March 31   June 30
                              -----------    -----------   -------    ------
Fiscal 1999
-----------------------------
Revenues                         $1,802        $2,555     $1,733     $1,967

Operating Income                 $  202        $  258     $  100     $  156

Net Income                       $   57        $  105     $    8     $   35
                                 ======        ======     ======     ======

Basic and diluted
       earnings per share        $ 0.10        $ 0.17     $ 0.01     $ 0.05
                                 ======        ======     ======     ======
Fiscal 1998
-----------------------------
Revenues                         $1,478        $1,977     $1,814     $1,754

Operating Income                 $  123        $  205     $  206     $  129

Net Income                       $   28        $   69     $   76     $    3
                                 ======        ======     ======     ======

Basic and diluted
       earnings per share(1)     $ 0.05        $ 0.13     $ 0.14     $ 0.01
                                 ======        ======     ======     ======

(1) The earnings per share for the year ended June 30, 1998 does not equal the sum of the quarters as it is calculated independently each quarter.

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

                                         By /s/ K. RUPERT MURDOCH
                                         --------------------------------------
                                         K. Rupert Murdoch,
                                         Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By /s/ DAVID F. DeVOE
                                         --------------------------------------
                                         David F. DeVoe,
                                         Senior Executive Vice President,
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Date: March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature             Title                        Date
          ---------             -----                        ----


/s/  K. RUPERT MURDOCH          Director                March 29, 2000
------------------------
K. Rupert Murdoch


/s/  DAVID DeVOE                Director                March 29, 2000
------------------------
David F. DeVoe


/s/ ARTHUR M. SISKIND           Director                March 29, 2000
------------------------
Arthur M. Siskind


/s/ PETER CHERNIN               Director                March 29, 2000
------------------------
Peter Chernin


/s/  CHASE CAREY                Director                March 29, 2000
------------------------
Chase Carey


                                Director                March 29, 2000
------------------------
Christos M. Cotsakos


                                Director                March 29, 2000
------------------------
Laura D'Andrea Tyson