Form 10-Q/A
period 1999-09-30
FOX ENTERTAINMENT GROUP INC
filed 2000-03-30
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                 FORM 10-Q/A

                                AMENDMENT NO. 1
                                ---------------

                             --------------------


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                 or

[_}  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from to                 .

                        Commission file number 1- 14595

                             --------------------

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

                             --------------------

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

     As of March 1, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

Part I.  Financial Information

     Item 1.  Financial Statements


     Unaudited Consolidated Condensed Statements of Operations for the
       three months ended September 30, 1999 and 1998.......................   1

     Consolidated Condensed Balance Sheets at September 30, 1999
       (unaudited) and at June 30, 1999.....................................   2

     Unaudited Consolidated Condensed Statements of Cash Flows for the
       three months ended September 30, 1999 and 1998.......................   3

     Notes to the Unaudited Consolidated Condensed Financial Statements......  4

     Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................  8

     Item 6. Exhibits and reports on Form 8-K................................ 15

Signature.................................................................... 16

Exhibit Index................................................................ 17

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)



                                                                                               For the three months ended
                                                                                                      September 30,
                                                                                       ------------------------------------------

                                                                                            1999                         1998
                                                                                       -------------               --------------
Revenues                                                                               $       1,801               $        1,802
Expenses:
 Operating                                                                                     1,297                        1,344
 Selling, general and administrative                                                             224                          185
 Depreciation and amortization                                                                   106                           71
                                                                                       -------------               --------------
Operating income                                                                                 174                          202
                                                                                       -------------               --------------

Other expense:
 Interest expense, net                                                                           (62)                         (65)
 Equity in losses of affiliates                                                                  (36)                         (42)
 Minority interest in operating profit                                                            (1)                          --
                                                                                       -------------               --------------
Income before income taxes                                                                        75                           95
Income tax expense                                                                               (32)                         (38)
                                                                                       -------------               --------------
Net income                                                                             $          43               $           57
                                                                                       =============               ==============

Basic and diluted earnings per share                                                   $        0.06               $         0.10
                                                                                       =============               ==============
Basic and diluted weighted average number
 of common equivalent shares outstanding                                                         714                          548
                                                                                       =============               ==============

                 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in millions)

                                                                                September 30,                     June 30,
                                                                                    1999                            1999
                                                                               ---------------                 -------------
                                                                                (unaudited)                      (audited)
 ASSETS
 Cash and cash equivalents                                                         $       180                    $      121
 Accounts receivable, net                                                                1,943                         1,756

 Filmed entertainment and television programming costs, net                              3,330                         2,621

 Investments in equity affiliates                                                        1,543                           785
 Property and equipment, net                                                             1,392                         1,321
 Intangible assets, net                                                                  8,015                         5,818
 Other assets and investments                                                              774                           741
                                                                               ---------------                 -------------

   Total assets                                                                    $    17,177                    $   13,163
                                                                               ===============                 =============

 LIABILITIES

 Accounts payable and accrued liabilities                                          $     1,846                    $    1,682
 Participations, residuals and royalties payable                                         1,074                         1,321
 Television programming rights payable                                                     905                           566
 Borrowings                                                                                888                            53
 Deferred income taxes                                                                     994                           975
 Deferred revenue and other liabilities                                                    530                           508
                                                                               ---------------                 -------------
                                                                                         6,237                         5,105
 Due to intercompany affiliates                                                          2,798                         1,389
                                                                               ---------------                 -------------
           Total liabilities                                                             9,035                         6,494
                                                                               ---------------                 -------------

 Minority Interest                                                                           4                             1

 SHAREHOLDERS' EQUITY
 Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 and 124,800,000 issued and outstanding
 at September 30, 1999 and June 30, 1999, respectively.                                      2                             1

 Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding at September 30,
  1999 and June 30, 1999                                                                     6                             6


 Paid-in capital                                                                         8,023                         6,599
 Retained earnings and other comprehensive income                                          107                            62
                                                                               ---------------                 -------------
   Total shareholders' equity                                                            8,138                         6,668
                                                                               ---------------                 -------------
   Total liabilities and shareholders' equity                                      $    17,177                    $   13,163
                                                                               ===============                 =============

                 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                    For the three months ended
                                                                                            September 30,
                                                                               -------------------------------------
                                                                                    1999                     1998
                                                                               -------------             -----------
Operating Activities:
 Net income                                                                       $       43                $     57
 Adjustments to reconcile net income to net cash used in
    operating activities:
  Depreciation and amortization                                                          106                      71
  Equity in losses of affiliates                                                          36                      42
 Change in operating assets and liabilities, net of acquisition:
  Accounts receivable and other assets                                                   (54)                    (80)
  Filmed entertainment and television programming costs, net                            (539)                   (305)
  Accounts payable and accrued liabilities                                                49                     337
  Participations, residuals and royalties payable and other                             (147)                   (151)
   liabilities
                                                                               -------------             -----------
Net cash used in operating activities                                                   (506)                    (29)
                                                                               -------------             -----------

Investing Activities:
  Cash acquired                                                                           63                       -
  Purchases of property and equipment, net of acquisition                                (52)                    (68)
  Investments in equity affiliates, net of acquisition                                  (182)                    (46)
  Other investments                                                                      (24)                     (7)
                                                                               -------------             -----------
 Net cash used in investing activities                                                  (195)                   (121)
                                                                               -------------             -----------

Financing Activities:
  Borrowings                                                                              55                      78
  Repayment of borrowings                                                               (704)                    (84)
  Advances from affiliates, net                                                        1,409                     232
                                                                               -------------             -----------
Net cash provided by financing activities                                                760                     226
                                                                               -------------             -----------

Net increase in cash and cash equivalents                                                 59                      76
Cash and cash equivalents, beginning of period                                           121                     101
                                                                               -------------             -----------
Cash and cash equivalents, end of period                                             $   180                $    177
                                                                               =============             ===========

Supplemental information on business acquired:
   Fair value of assets acquired                                                     $ 3,249                $      -
       Less:  liabilities assumed                                                     (1,887)                      -
              Stock issued                                                            (1,425)                      -
                                                                               -------------             -----------
   Net cash acquired                                                                 $    63                $      -
                                                                               =============             ===========

                 The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. Prior to the initial public offering, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. As of September 30 , 1999, News Corporation's equity and voting interest in the Company was 82.76% and 97.8%, respectively.

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

Certain prior year amounts have been reclassified to conform with the fiscal 2000 presentation.

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

Note 3 - Segment Information

The Company has revised its disclosure to report its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States and Canada and Europe, and the production of original television programming, in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities ; and Cable Network Programming, which principally consists of the production and licensing of programming distributed in the United States and Canada, through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The television related segments operate primarily in the United States and Canada.

The previously reported television segment has been revised to reflect three separate reportable segments as follows: 1) Television Stations; 2) Television Broadcast Network; and 3) Other Television. This presentation more closely reflects the Company's internal management structure. The segment information for the three months ended September 30, 1998 has been revised for comparative purposes.

In connection with the acquisition of News Corporation's interests in Fox Sports Net, as described in Note 2, the Company reorganized its business segments. The segments were reorganized to reflect the Company's internal management structure subsequent to the acquisition. The most significant change was the addition of Fox Sports Net, the Los Angeles Dodgers and certain other cable related properties to the Cable Network Programming business segment. The Los Angeles Dodgers and certain other cable related properties were previously included in the Other Television segment. The segment information for the three months ended September 30, 1998 has been restated for comparative purposes.

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



                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Segment Information (Continued)

                                                                               For the three months ended
                                                                                     September 30,
                                                                         ------------------------------------
                                                                               1999                 1998
                                                                         --------------       ---------------
REVENUES
  Filmed Entertainment...................................................     $     789                $1,062
  Television Stations....................................................           357                   313
  Television Broadcast Network...........................................           332                   301
  Other Television Businesses............................................            21                    36
  Cable Network Programming..............................................           302                    90
                                                                         --------------       ---------------
                                                                              $   1,801             $   1,802
                                                                         ==============       ===============
OPERATING INCOME (LOSS)
  Filmed Entertainment...................................................     $      49             $      125
  Television Stations....................................................           113                     97
  Television Broadcast Network...........................................            15                      3
  Other Television Businesses............................................             -                      6
  Cable Network Programming..............................................            (3)                   (29)
                                                                         --------------        ---------------

         Total Operating Income..........................................           174                    202
 Interest expense, net...................................................           (62)                   (65)
 Equity in losses of affiliates..........................................           (36)                   (42)
 Minority interest in operating profit...................................            (1)                     -
                                                                         --------------        ---------------
           Income before income taxes....................................     $      75             $       95
                                                                         ==============        ===============

                                                                           September 30,          June 30,
                                                                         ---------------      ---------------
                                                                               1999                 1999
                                                                         ---------------      ---------------
TOTAL ASSETS
  Filmed Entertainment...................................................     $    4,273            $   4,233
  Television Stations....................................................          6,503                6,216
  Television Broadcast Network...........................................          1,058                  934
  Other Television Businesses............................................             54                   51
  Cable Network Programming..............................................          3,771                  944
  Investments in equity affiliates.......................................          1,518                  785
                                                                         ---------------      ---------------
                                                                              $   17,177            $  13,163
                                                                         ===============      ===============

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

Note 5 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs consisted of the following:



                                                                                          September 30,  June 30,
                                                                                              1999         1999
                                                                                          -----------------------
                                                                                           (unaudited)
                                                                                               (in millions)
                                                                                          -----------------------
Filmed entertainment costs:
    Released, less amortization.........................................................      $1,138       $1,030
    Completed, not released.............................................................         190          169
    In process..........................................................................         725          696
Television programming costs, less amortization..............................                  1,277          726
                                                                                              ------       ------
                                                                                              $3,330       $2,621
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

Television. The three television segments derive revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national and local advertisers by its group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

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

Television Segments and Cable Network Programming. Expenses of the Television segments and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.

Results of Operations - Three months ended September 30, 1999 vs. Three months ended September 30, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998:

                                                                                        Three months ended
                                                                                 --------------------------------
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                1999             1998            Change
                                                                           ---------------  ---------------  --------------
                                                                                     (Dollars in Millions)
Revenues:
     Filmed Entertainment.............................................          $  789           $1,062           $(273)
       Television Stations............................................             357              313              44
       Television Broadcast Network...................................             332              301              31
       Other Television Businesses....................................              21               36             (15)
     Cable Network Programming........................................             302               90             212
                                                                      -------------------------------------------------
 Total Revenues.......................................................          $1,801           $1,802           $  (1)
                                                                      =================================================


Operating Income (Loss):
     Filmed Entertainment.............................................          $   49           $  125           $ (76)
       Television Stations............................................             113               97              16
       Television Broadcast Network...................................              15                3              12
       Other Television Businesses....................................               -                6              (6)
     Cable Network Programming........................................              (3)             (29)             26
                                                                      -------------------------------------------------

 Total Operating Income...............................................             174              202             (28)
Interest expense, net.................................................             (62)             (65)              3
Equity in losses of affiliates........................................             (36)             (42)              6
Minority interest in operating profit.................................              (1)               -              (1)
                                                                      -------------------------------------------------
Income before income taxes............................................              75               95             (20)
Income tax expense....................................................             (32)             (38)              6
                                                                      -------------------------------------------------
Net Income............................................................          $   43           $   57           $ (14)
                                                                      =================================================


Other Data:
Operating Income (Loss) Before Depreciation and Amortization(1):
     Filmed Entertainment.............................................          $   62           $  134           $ (72)
       Television Stations............................................             160              139              21
       Television Broadcast Network...................................              20                7              13
       Other Television Businesses....................................               -                8              (8)
     Cable Network Programming........................................              38              (15)             53
                                                                      -------------------------------------------------
 Total Operating Income Before
               Depreciation and Amortization (1)......................          $  280           $  273           $   7
                                                                      =================================================


(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it allows for the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP. Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affecte d.

Filmed Entertainment. For the first quarter of fiscal 2000, revenues decreased 26%, operating income decreased 61% and operating income before depreciation and amortization decreased 54% compared to the corresponding period of the preceding fiscal year. The decrease in revenues and operating income is attributable to the fact that the prior year period included the revenues and profits from the foreign theatrical and domestic video sales of Titanic, one of the most successful films of all time, and the strong theatrical performances of There's Something About Mary and Dr. Dolittle. The current quarter contained no major domestic theatrical releases but did include the revenues and profits from the international theatrical performance of Star Wars: Episode I and the domestic video and cable release of There's Something About Mary, which were partially offset by disappointing results related to Lake Placid and Brokedown Palace. In addition, Twentieth Century Fox Television experienced a decline in revenues compared to the first quarter of the prior fiscal year due to the non-recurrence of certain domestic television syndication revenue.

Television. For the first quarter of fiscal 2000, combined revenues of the television related segments increased 9% from the corresponding period of the preceding fiscal year, operating income increased by 21% and operating income before depreciation and amortization increased by 17%. The first quarter operating income in the Television Stations segment increased 14% as compared to the corresponding period in the preceding year, primarily reflecting an increase in market growth and market share due to the non-recurrence of the General Motors strike and strong spending by e-commerce companies. The Television Broadcast Network segment's earnings increased $12 million over the prior year primarily due to the new economic arrangement with its affiliates and an increase in advertising revenue stemming from the broadcast of Major League Baseball's All-Star Game and the 51st Annual Emmy Awards.

Cable Network Programming. In connection with the acquisition of 50% of Fox Sports Networks, LLC ("Fox Sports Net"), the Company changed the composition of this segment. This segment now includes the Los Angeles Dodgers and other cable related properties, which were previously included in the Other Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the first quarter reflect an increase of $212 million, a reduction in operating losses of $26 million and a $53 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 43 million homes.

Equity in losses of affiliates. In the first quarter of fiscal 2000, equity in losses of affiliates decreased to $36 million from $42 million in the corresponding period of the preceding fiscal year. The decrease in equity in losses of affiliates was due to the absence of net losses from Fox Sports Net, which are consolidated in the current year.

Income tax expense. Income tax expense for the first quarter of fiscal 2000 decreased to $32 million from $38 million in the corresponding period of the preceding year. The decrease was primarily due to the decrease in income before income taxes. The effective tax rate for the quarter was 43% compared to 40% in the corresponding period of the preceding fiscal year. The higher effective tax rate is primarily due to an increase in non-deductible amortization related to the Fox Sports Net acquisition.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the three months ended September 30, 1999 were $506 million as compared to $29 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to a decrease in participations, residuals and royalties payable combined with an increase in payments for filmed entertainment and television
programming costs.   Increased payments to participants, principally relating to
Star Wars Episode I, caused the decline in these liabilities. The increase in filmed entertainment and television programming costs is related to the acquisition of the programming rights for the Fox Television Stations related to 3rd Rock from the Sun and The Drew Carey Show.

Net cash flows used in investing activities were $195 million and $121 million during the three months ended September 30, 1999 and 1998, respectively. The increase was primarily attributable to investments of approximately $125 million in Fox Family Worldwide and other investments.


Net cash flows provided by financing activities were $760 million and $226 million during the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to advances from affiliates used to fund operating and investing activities for the period. In connection with the acquisition of Fox Sports Net, borrowings of approximately $1,478 million were assumed by the Company. There are certain covenants related to this debt that, among other things, limit distributions by Fox Sports Net to the Company.
During the quarter, approximately $678 million of these borrowings were repaid.

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

          The Company filed a Form 8-K, on July 15, 1999, in connection with the acquisition of the remaining 50% of Fox Sports Networks, LLC.

                                   SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 29, 2000              FOX ENTERTAINMENT GROUP, INC.

                                 By:  /s/ David F. DeVoe
                                      -------------------
                                      Name: David F. DeVoe
                                      Title:   Chief Financial Officer

                                 Exhibit Index


Exhibit
Number         Description

27.1           Financial Data Schedule