Form 10-Q/A
period 1999-12-31
FOX ENTERTAINMENT GROUP INC
filed 2000-03-30
CIK 1068002

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

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                                      Page
                                                                                      ----
Part I.   Financial Information

          Item 1.   Financial Statements

          Unaudited Consolidated Condensed Statements of Operations for the three
          and six months ended December 31, 1999 and 1998.......................        1

          Consolidated Condensed Balance Sheets at December 31, 1999 (unaudited) and
          at June 30, 1999......................................................        2

          Unaudited Consolidated Condensed Statements of Cash Flows for the six months
          ended December 31, 1999 and 1998......................................        3

          Notes to the Unaudited Consolidated Condensed Financial Statements......      4


          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................      8

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk....     16

Part II.  Other Information.......................................................     16

Signature.........................................................................     17

Exhibit Index.....................................................................     18

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)


                                                For the three months ended              For the six months ended
                                                     December 31,                           December 31,
                                             -----------------------------            ---------------------------
                                                 1999             1998                   1999              1998
                                               ------------    ------------           -----------     ------------
Revenues                                       $  2,436         $  2,555              $  4,237        $   4,355
Expenses:
  Operating                                       1,853            2,031                 3,150            3,376
  Selling, general and administrative               264              194                   488              377
  Depreciation and amortization                     107               72                   213              143
                                               ------------     -----------           -----------     ------------
Operating income                                    212              258                   386              459

Other expense:
  Interest expense, net                             (79)             (59)                 (141)            (123)
  Equity in earnings (losses) of affiliates          38              (24)                    2              (66)
  Minority interest                                  (1)               -                    (2)               -
                                               ------------     -----------           -----------     ------------
Income before income taxes                          170              175                   245              270

Income tax expense on a stand-alone basis           (76)             (70)                 (108)            (108)
                                               ------------     -----------           -----------     ------------
Net income                                     $     94         $    105             $     137        $     162
                                               ============     ===========           ===========     ============

Basic and diluted earnings per share           $   0.13         $   0.17             $    0.19        $    0.28
                                               ============     ============          ===========     ============
Basic and diluted weighted average number
 of common equivalent shares outstanding            724              615                   719              581
                                               ============     ============          ===========     ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                                                                  December 31,                    June 30,
                                                                      1999                          1999
                                                                ---------------              ----------------
                                                                   (unaudited)                    (audited)
ASSETS
Cash and cash equivalents                                        $     142                     $     121
Accounts receivable, net                                             2,326                         1,756

Filmed entertainment and television programming costs, net           3,556                         2,621

Investments in equity affiliates                                     1,557                           785
Property and equipment, net                                          1,408                         1,321
Intangible assets, net                                               7,935                         5,818
Other assets and investments                                           853                           741
                                                                ---------------              ----------------
  Total assets                                                   $  17,777                     $  13,163
                                                                ===============              ================

LIABILITIES
Accounts payable and accrued liabilities                         $   1,777                     $   1,682
Participations, residuals and royalties payable                      1,091                         1,321
Television programming rights payable                                1,058                           566
Borrowings                                                             913                            53
Deferred income taxes                                                1,087                           975
Deferred revenue and other liabilities                                 606                           508
                                                                ---------------              ----------------
                                                                     6,532                         5,105
Due to intercompany affiliates                                       3,010                         1,389
                                                                ---------------              ----------------
          Total liabilities                                          9,542                         6,494
                                                                ---------------              ----------------

    Minority Interest                                                    2                             1

SHAREHOLDERS' EQUITY
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 and 124,800,000 issued and outstanding
  at December 31, 1999 and June 30, 1999, respectively.                  2                             1

Class B Common stock, $.01 par value per share; 650,000,000
  authorized; 547,500,000 issued and outstanding at December 31,
  1999 and June 30, 1999                                                 6                             6

Paid-in capital                                                      8,023                         6,599
Retained earnings and other comprehensive income                       202                            62
                                                                ---------------              ----------------
   Total shareholders' equity                                        8,233                         6,668
                                                                ---------------              ----------------
   Total liabilities and shareholders' equity                    $  17,777                     $  13,163
                                                                ===============              ================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)




                                                                                   For the six months ended
                                                                                         December 31,
                                                                         -------------------------------------------

                                                                                 1999                     1998
                                                                         -----------------          ----------------
Operating Activities:
 Net income                                                                $          137            $         162
 Adjustments to reconcile net income to net cash used in
      operating activities:
  Depreciation and amortization                                                       213                      143
  Equity in (earnings) losses of affiliates                                            (2)                      66
 Change in operating assets and liabilities, net of acquisition:
 Accounts receivable and other assets                                                (444)                    (780)
 Filmed entertainment and television programming costs, net                          (827)                    (593)
 Accounts payable and accrued liabilities                                             382                      563
 Participations, residuals and royalties payable and other                           (128)                      15
                                                                         -------------------       ------------------
Net cash used in operating activities                                                (669)                    (424)
                                                                         -------------------       ------------------

Investing Activities:
 Cash acquired                                                                         63                        -
 Purchases of property and equipment, net of acquisition                             (107)                    (122)
 Investments in equity affiliates, net of acquisition                                (139)                     (65)
 Other investments                                                                   (116)                    (111)
                                                                         -------------------       ------------------
Net cash used in investing activities                                                (299)                    (298)
                                                                         -------------------       ------------------


Financing Activities:
 Borrowings                                                                            98                       99
 Repayment of borrowings                                                             (730)                    (199)
 Net proceeds from sale of Class A Common Stock                                        -                     2,689
 Advances from (to) affiliates, net                                                 1,621                   (1,756)
                                                                         -------------------       ------------------
Net cash provided by financing activities                                             989                      833
                                                                         -------------------       ------------------

Net increase in cash and cash equivalents                                              21                      111
Cash and cash equivalents, beginning of period                                        121                      101
                                                                         -------------------       ------------------
Cash and cash equivalents, end of period                                   $          142            $         212
                                                                         ===================       ==================



Supplemental information on business acquired:

   Fair value of assets acquired                                           $        3,313            $          -
   Cash acquired                                                                       63                       -
        Less:  Liabilities assumed                                                  1,951                       -
                                                                         -------------------       ------------------
    Stock issued                                                           $        1,425            $          -
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

Note 3 - Segment Information

The Company has revised its disclosure to report its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The television related segments operate primarily in the United States and Canada.

The previously reported Television segment has been revised to reflect three separate reportable segments as follows: 1) Television Stations; 2) Television Broadcast Network; and 3) Other Television Businesses. This presentation more closely reflects the Company's internal management structure. The segment information for the three and six months ended December 31, 1998 has been revised for comparative purposes.


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



(in millions)                                       For the three months ended                 For the six months ended
                                                           December 31,                              December 31,
                                              -----------------------------------      --------------------------------------
                                                    1999                 1998                  1999                  1998
                                              --------------       --------------      ------------------      --------------
REVENUES
   Filmed Entertainment..................     $        1,073       $        1,470      $            1,862      $        2,530
   Television Stations...................                469                  426                     826                 739
   Television Broadcast Network..........                582                  578                     914                 879
   Other Television Businesses...........                 23                   30                      44                  66
   Cable Network Programming.............                289                   51                     591                 141
                                              --------------       --------------      ------------------      --------------
                                              $        2,436       $        2,555      $            4,237      $        4,355
                                              ==============       ==============      ==================      ==============

OPERATING INCOME (LOSS)
   Filmed Entertainment..................     $           32       $          164      $               81      $          289
   Television Stations...................                211                  187                     324                 284
   Television Broadcast Network..........                (19)                 (53)                     (4)                (50)
   Other Television Businesses...........                  -                   (2)                      -                   4
   Cable Network Programming.............                (12)                 (38)                    (15)                (68)
                                              --------------       --------------      ------------------      --------------
         Total Operating Income                          212                  258                     386                 459
                                              --------------       --------------      ------------------      --------------

   Interest expense, net                                 (79)                 (59)                   (141)               (123)
   Equity in earnings (losses) of                         38                  (24)                      2                 (66)
    affiliates
   Minority interest                                      (1)                   -                      (2)                  -
                                              --------------       --------------      ------------------      --------------
         Income before income taxes           $          170       $          175      $              245      $          270
                                              ==============       ==============      ==================      ==============



                                                                                           December 31,            June 30,
                                                                                       --------------------------------------
TOTAL ASSETS                                                                                         1999                1999
                                                                                       ------------------      --------------
   Filmed Entertainment..................                                              $            4,456      $        4,233
   Television Stations...................                                                           6,510               6,216
   Television Broadcast Network..........                                                           1,470                 934
   Other Television Businesses...........                                                              51                  51
   Cable Network Programming.............                                                           3,733                 944
   Investments in equity affiliates......                                                           1,557                 785
                                                                                       ------------------      --------------
                                                                                       $           17,777      $       13,163
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

Note 5 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs, net consisted of the following:



                                                    December 31,  June 30,
                                                      1999          1999
                                                 --------------------------
                                                    (unaudited)
                                                          (in millions)
                                                 --------------------------
Filmed entertainment costs:
    Released, less amortization.................  $   1,174       $   1,030
    Completed, not released.....................         30             169
    In process..................................        836             696
Television programming costs, less amortization.      1,516             726
                                                  ---------       ---------
                                                  $   3,556       $   2,621
                                                  =========       =========

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

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television, which represents other broadcast television related activities ; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's interests in certain cable network programming and related ventures, including Fox Family Worldwide, Inc. ("FFW") and International Sports Programming Partners, are included in equity in earnings (losses) of affiliates and, accordingly, are not reported in the segments set forth above.

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

Television Segments and Cable Network Programming. Operating expenses of the Television segments and the Cable Network Programming segment include amortization of television programming costs (which includes acquired sports and entertainment programming rights) as well as selling, general and administrative expenses. Selling, general and administrative expenses include salaries, sales commissions, employee benefits, marketing costs, rent and other routine overhead expenses.

Results of Operations - Three months ended December 31, 1999 vs. Three months ended December 31, 1998

The following table sets forth the Company's operating results, by segment, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998:

                                                                                          Three months ended
                                                                                          ------------------
                                                                                              December 31,
                                                                                             ------------
                                                                                1999             1998            Change
                                                                                ----             ----            ------
                                                                                     (Dollars in Millions)
Revenues:
     Filmed Entertainment.............................................           $1,073           $1,470           $(397)
       Television Stations............................................              469              426              43
       Television Broadcast Network...................................              582              578               4
       Other Television Businesses....................................               23               30              (7)
     Cable Network Programming........................................              289               51             238
                                                                        -------------------------------------------------
 Total Revenues.......................................................           $2,436           $2,555           $(119)
                                                                        =================================================
Operating Income (Loss):
     Filmed Entertainment.............................................           $   32           $  164           $(132)
       Television Stations............................................              211              187              24
       Television Broadcast Network...................................              (19)             (53)             34
       Other Television Businesses....................................                -               (2)              2
     Cable Network Programming........................................              (12)             (38)             26
                                                                        -------------------------------------------------
 Total Operating Income...............................................              212              258             (46)
Interest expense, net.................................................              (79)             (59)            (20)
Equity in earnings (losses) of affiliates.............................               38              (24)             62
Minority interest.....................................................               (1)               -              (1)
                                                                        -------------------------------------------------

Income before income taxes............................................              170              175              (5)
Income tax expense....................................................              (76)             (70)             (6)
                                                                        -------------------------------------------------
Net Income............................................................           $   94           $  105           $ (11)
                                                                        =================================================
Other Data:
Operating Income (Loss) Before Depreciation and Amortization (1):
     Filmed Entertainment.............................................           $   44           $  172           $(128)
       Television Stations............................................              259              231              28
       Television Broadcast Network...................................              (16)             (48)             32
       Other Television Businesses....................................                -               (1)              1
     Cable Network Programming........................................               32              (24)             56
                                                                        -------------------------------------------------
 Total Operating Income Before
               Depreciation and Amortization (1)......................           $  319           $  330           $ (11)
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

Television. For the second quarter of fiscal 2000, combined revenues of the television related segments increased 4% from the corresponding period of the preceding fiscal year, operating income increased by 45% and operating income before depreciation and amortization increased by 34%. The second quarter operating income in the Television Stations segment increased 11% as compared to the corresponding period in the preceding year, primarily due to an increase in market growth, strong advertising spending by e-commerce companies and the automotive industry. The Television Broadcast Network segment's increase in operating income over the prior year was primarily due to the absence of the loss recognized on the broadcast of Major League Baseball's ("MLB") World Series reported in the corresponding period of the prior year, higher pricing of MLB Playoff games, the new economic arrangement with its affiliates and an increase in base advertising revenue. These favorable elements were partially offset by increased programming costs, higher abandonment costs associated with cancelled shows and higher license fees incurred for returning series.

Cable Network Programming. In connection with the acquisition of the remaining 50% in Fox Sports Networks, LLC ("Fox Sports Net"), the Company changed the composition of this segment. This segment now includes the Los Angeles Dodgers ("Dodgers") and other cable related properties which were previously included in the Other Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the second quarter reflect an increase of $238 million, an increase in operating income of $26 million and a $56 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 44.6 million homes, up from 37.2 million a year ago.

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

Results of Operations - Six months ended December 31, 1999 vs. Six months ended December 31, 1998

The following table sets forth the Company's operating results, by segment, for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998:

                                                                                Six months ended
                                                                        --------------------------------
                                                                                  December 31,
                                                                        --------------------------------
                                                                             1999             1998            Change
                                                                        ---------------  ---------------  --------------
                                                                                     (Dollars in Millions)
Revenues:
     Filmed Entertainment.............................................  $       1,862        $    2,530        $  (668)
       Television Stations............................................            826               739             87
       Television Broadcast Network...................................            914               879             35
       Other Television Businesses....................................             44                66            (22)
     Cable Network Programming........................................            591               141            450
                                                                       ------------------------------------------------
       Total Revenues.................................................    $     4,237         $   4,355        $  (118)
                                                                       ================================================
Operating Income (Loss):
     Filmed Entertainment.............................................    $        81         $     289        $  (208)
       Television Stations............................................            324               284             40
       Television Broadcast Network...................................             (4)              (50)            46
       Other Television Businesses....................................              -                 4             (4)
     Cable Network Programming........................................            (15)              (68)            53
                                                                       ------------------------------------------------
       Total Operating Income.........................................            386               459            (73)
Interest expense, net.................................................           (141)             (123)           (18)
Equity in earnings (losses) of affiliates.............................              2               (66)            68
Minority interest.....................................................             (2)                -             (2)
                                                                       ------------------------------------------------

Income before income taxes............................................            245               270            (25)
Income tax expense....................................................           (108)             (108)             -
                                                                       ------------------------------------------------
Net Income............................................................    $       137         $     162        $   (25)
                                                                       ================================================
Other Data:
Operating Income (Loss) Before Depreciation and Amortization (1):
     Filmed Entertainment.............................................    $       106         $     306         $ (200)
       Television Stations............................................            419               370             49
       Television Broadcast Network...................................              4               (41)            45
       Other Television Businesses....................................              -                 6             (6)
     Cable Network Programming........................................             70               (39)           109
                                                                       ------------------------------------------------
 Total Operating Income Before
               Depreciation and Amortization (1)......................    $       599         $     602         $   (3)
                                                                       ================================================


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

Television. For the first six months of fiscal 2000, combined revenues of the television related segments increased 6% from the corresponding period of the preceding fiscal year, operating income increased by 34% and operating income before depreciation and amortization increased by 26%. Operating income for the Television Stations segment increased 14% as compared to the corresponding period in the preceding year, primarily due to an increase in market growth, strong advertising spending by e-commerce companies and the automotive industry partially offset by costs for newly acquired syndication programming. The Broadcast Network segment's earnings increased over the prior year primarily due to the absence of the loss recognized on the broadcast of MLB's World Series in the prior year, higher pricing on MLB Playoff games during the current period, the new economic arrangement with its affiliates, an increase in advertising revenue stemming from the broadcasts of MLB's All-Star Game and the 51st Annual Emmy Awards and the non-recurrence of a loss taken in the prior year on two broadcast runs of Jurassic Park: The Lost World. These favorable elements were partially offset by increased prime time programming costs, higher abandonment costs from cancelled shows and higher license fees from returning series.

Cable Network Programming. In connection with the acquisition of the remaining 50% of Fox Sports Net, the Company changed the composition of this segment. This segment now includes the Dodgers and other cable-related properties, which were previously included in the Other Television segment, as well as Fox Sports Net. Prior year amounts reflect the new segment composition. The revenues reported during the first six months of fiscal 2000 reflect an increase of $450 million, an increase in operating income of $53 million and a $109 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Net as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and is currently in 44.6 million homes, up from 37.2 million a year ago.

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates improved in the first six months of fiscal 2000 to earnings of $2 million from equity in losses of affiliates of $66 million last year primarily due to the significant increase in contributions from FFW as a result of a gain related to the FKE initial public offering and improved results of Fox Sports Net's cable networks. The FFW gain included in the Company's equity in earnings of affiliates and net income was approximately $61 million and $39 million, respectively.

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

Net cash flows used in operating activities during the six months ended December 31, 1999 were $669 million as compared to $424 million in the corresponding period of the preceding fiscal year. The increase was primarily attributable to the seasonal increase in receivables from the November television sweeps and National Football League programming, increased inventory related to acquisition of new syndicated programming for the Fox Television Stations and sports rights payments, and increased payments to participants, principally relating to Star Wars, Episode I: The Phantom Menace.

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