Form 10-Q
period 2000-03-31
FOX ENTERTAINMENT GROUP INC
filed 2000-05-10
CIK 1068002

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q



  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       or

  [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from      to

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


                                Yes X         No
                                ----------------
As of May 1, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q


                               TABLE OF CONTENTS
                               -----------------
                                                                           Page
                                                                           ----

Part I.  Financial Information


         Item 1.    Financial Statements

         Unaudited Consolidated Condensed Statements of Operations for
         the three and nine months ended March 31, 2000 and 1999...........  1

         Consolidated Condensed Balance Sheets at March 31, 2000
         (unaudited) and at June 30, 1999..................................  2

         Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended March 31, 2000 and 1999.................  3

         Notes to the Unaudited Consolidated Condensed
         Financial Statements..............................................  4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  8

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk...........................................  14

Part II.            Other Information.....................................  15

Signature.................................................................  17

Exhibit Index.............................................................  18

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions, except per share amounts)

                                                 For the three months ended                        For the nine months ended
                                               March 31,              March 31,                March 31,                  March 31,
                                               ---------              ---------                ---------                  ---------
                                                   2000                   1999                     2000                       1999
                                                   ----                   ----                     ----                       ----
Revenues                                         $1,884                 $1,733                   $6,121                     $6,088
Expenses:
 Operating                                        1,393                  1,347                    4,543                      4,723
 Selling, general and administrative                229                    203                      717                        580
 Depreciation and amortization                      111                     83                      324                        226
                                           ------------       ----------------      -------------------      ---------------------
Operating income                                    151                    100                      537                        559

Other expense:
 Interest expense, net                              (80)                   (56)                    (221)                      (179)
 Equity in losses of affiliates                     (37)                   (30)                     (35)                       (96)
 Minority interest                                    -                      -                       (2)                         -
                                           ------------      -----------------      -------------------      ---------------------

Income before income taxes                           34                     14                      279                        284

Income tax expense on a stand-alone basis           (15)                    (6)                    (123)                      (114)
                                           ------------      -----------------      -------------------      ---------------------


Net income                                       $   19                 $    8                   $  156                     $  170
                                           ============      =================      ===================      =====================


Basic and diluted earnings per share              $0.03                  $0.01                    $0.22                      $0.28
                                           ============      =================      ===================      =====================


Basic and diluted weighted average number
of common equivalent shares outstanding             724                    672                      721                        611
                                           ============      =================      ===================      =====================



  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in millions, except share and per share amounts)



                                                                         March 31,             June 30,
                                                                           2000                  1999
                                                                           ----                  ----
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                                      $   133            $   121
Accounts receivable, net                                                         2,083              1,756
Filmed entertainment and television programming costs, net                       3,459              2,621
Investments in equity affiliates                                                 1,540                785
Property and equipment, net                                                      1,439              1,321
Intangible assets, net                                                           7,882              5,818
Other assets and investments                                                     1,382                741
                                                                   -------------------     --------------


Total assets                                                                   $17,918            $13,163
                                                                   ===================     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                       $ 2,001            $ 1,682
Participations, residuals and royalties payable                                  1,062              1,321
Television programming rights payable                                              974                566
Borrowings                                                                         969                 53
Deferred income taxes                                                            1,074                975
Deferred revenue and other liabilities                                             929                508
                                                                   -------------------     --------------

                                                                                 7,009              5,105
Due to intercompany affiliates                                                   2,631              1,389
                                                                   -------------------     --------------


     Total liabilities                                                           9,640              6,494
                                                                   -------------------     --------------


 Minority Interest                                                                  19                  1

SHAREHOLDERS' EQUITY
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 and 124,800,000 issued and outstanding at
  March 31, 2000 and June 30, 1999, respectively                                     2                  1


Class B Common stock, $.01 par value per share; 650,000,000
 authorized; 547,500,000 issued and outstanding at March 31, 2000
  and June 30, 1999, respectively                                                    6                  6


Paid in capital                                                                  8,023              6,599
Retained earnings and other accumulated comprehensive income                       228                 62
                                                                   -------------------     --------------


 Total shareholders' equity                                                      8,259              6,668
                                                                   -------------------     --------------


 Total liabilities and shareholders' equity                                    $17,918            $13,163
                                                                   ===================     ==============



  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)



                                                                                      For the nine months ended
                                                                                               March 31,
                                                                                    2000                      1999
                                                                                  ------                   -------
Operating Activities:
Net income                                                                        $  156                   $   170
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
 Depreciation and amortization                                                       324                       226
 Equity in losses of affiliates                                                       35                        96
Change in operating assets and liabilities, net of acquisition:
 Accounts receivable and other assets                                               (244)                     (184)
 Filmed entertainment and television programming costs, net                         (766)                     (491)
 Accounts payable and accrued liabilities                                            353                       405
 Participations, residuals and royalties payable and other                          (120)                       --
                                                                         ---------------      --------------------


Net cash (used in) provided by operating activities                                 (262)                      222
                                                                         ---------------      --------------------


Investing Activities:
 Cash acquired                                                                        63                         -
 Purchases of property and equipment, net of acquisition                            (171)                     (198)
 Investments in equity affiliates, net of acquisition                               (157)                      (92)
 Other investments                                                                  (135)                     (137)
                                                                         ---------------      --------------------


Net cash used in investing activities                                               (400)                     (427)
                                                                         ---------------      --------------------



Financing Activities:
 Borrowings                                                                          146                       107
 Repayment of borrowings                                                            (730)                     (245)
 Net proceeds from sale of Class A Common Stock                                        -                     2,689
 Advances from (to) affiliates, net                                                1,258                    (2,108)
                                                                         ---------------      --------------------


Net cash provided by financing activities                                            674                       443
                                                                         ---------------      --------------------


Net increase in cash and cash equivalents                                             12                       238
Cash and cash equivalents, beginning of period                                       121                       101
                                                                         ---------------      --------------------


Cash and cash equivalents, end of period                                          $  133                   $   339
                                                                         ===============      ====================



Supplemental information on business acquired:

Fair value of assets acquired                                                     $3,313
Cash acquired                                                                         63
 Less: Liabilities assumed                                                         1,951
                                                                         ---------------


Stock issued                                                                      $1,425
                                                                         ===============


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

On November 11, 1998, the Company consummated an initial public offering through the issuance and sale of 124,800,000 shares of Class A Common Stock. Prior to the initial public offering, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company at book value certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. As of March 31, 2000, News Corporation's equity and voting interest in the Company was 82.76% and 97.80%, respectively.

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

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2000.

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

Accumulated other comprehensive income, as of March 31, 2000 was $13 million. It includes currency translation adjustments of $7 million and $10 million of income for the three and nine months ended March 31, 2000, respectively. For the three and nine months ended March 31, 1999, other comprehensive income includes currency translation adjustments of $2 million.

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

Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.80%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Networks, LLC's outstanding bank debt. The repayment of this bank debt was funded through additional advances from an affiliate. Fox/Liberty Networks, LLC was subsequently renamed Fox Sports Networks, LLC ("Fox Sports Networks). The acquisition has been accounted for as a purchase business combination. The Company has performed a preliminary purchase price allocation and will finalize this allocation during fiscal 2000.

In November 1999, Fox Kids Europe N.V. ("FKE"), a subsidiary of 49.5% owned equity affiliate Fox Family Worldwide, Inc. ("FFW") completed an initial public offering of 24% of FKE ordinary shares. The resulting gain for FFW included in the Company's equity in losses of affiliates and net income was approximately $61 million and $39 million, respectively.

On January 26, 2000, the Company completed a series of integrated non-cash transactions a 50% interest with Healtheon/WebMD Corporation ("Healtheon") to exchange media branding services and a 50% interest in The Health Network (a health and fitness programming network and web site) for a cost basis preferred stock interest in Healtheon. Pursuant to these transactions, Healtheon issued to the Company Series A preferred stock, valued at approximately $500 million, which will convert to approximately 14.4 million shares of Healtheon common stock in three years. In consideration for the transfer to Healtheon of the remaining 50% interest in The Health Network, the Company can receive up to a maximum of 8.3 million additional Healtheon common shares over a five-year period, based upon The Health Network achieving certain milestones. The Company is obligated to fund the network an additional $45 million over the next three years. The Company has agreed to provide media branding services, including advertising and promotion valued at approximately $400 million, over the next ten years. Through March 2000, the Company has provided approximately $2 million of media services to Healtheon under this transaction. In related transactions with News Corporation, Healtheon issued 2 million shares of common stock and Series A preferred stock which, will convert to 6.9 million shares of common stock.



Note 3 - Segment Information

The Company reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The television related segments operate primarily in the United States.

The previously reported Television segment has been revised to reflect three separate reportable segments as follows: 1) Television Stations; 2) Television Broadcast Network; and 3) Other Television Businesses. This presentation more closely reflects the Company's internal management structure and the organization of operating activities. The segment information for the three and nine months ended March 31, 1999 has been revised for comparative purposes.

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

                                                  For the three months ended    For the nine months ended
                                                            March 31,                     March 31,
                                                       2000             1999           2000          1999
                                                     ------           ------        -------       -------
Revenues:
 Filmed Entertainment...........................     $  805           $  812        $ 2,667       $ 3,342
 Television Stations............................        341              335          1,167         1,074
 Television Broadcast Network...................        439              498          1,353         1,377
 Other Television Businesses....................         26               31             70            97
 Cable Network Programming......................        273               57            864           198
                                                -----------      -----------    -----------    ----------
                                                     $1,884           $1,733        $ 6,121       $ 6,088
                                                ===========      ===========    ===========    ==========

Operating income (loss) and reconciliation to
 income before income taxes:
 Filmed Entertainment...........................     $   98           $   41        $   179       $   330
 Television Stations............................         87              107            411           391
 Television Broadcast Network...................        (12)              (1)           (16)          (51)
 Other Television Businesses....................         (4)              (6)            (4)           (2)
 Cable Network Programming......................        (18)             (41)           (33)         (109)
                                                -----------      -----------    -----------    ----------
   Total operating income                               151              100            537           559
                                                -----------      -----------    -----------    ----------


Interest expense, net...........................        (80)             (56)          (221)         (179)
Equity in losses of affiliates..................        (37)             (30)           (35)          (96)
Minority interest...............................         --                -             (2)            -
                                                -----------      -----------    -----------    ----------
   Income before income taxes...................     $   34           $   14        $   279       $   284
                                                ===========      ===========    ===========    ==========



                                                                                  March 31,      June 30,
Total assets:                                                                          2000          1999
                                                                                    -------       -------

Filmed Entertainment............................                                    $ 4,485       $ 4,233
Television Stations.............................                                      6,159         6,216
Television Broadcast Network....................                                      1,287           934
Other Television Businesses.....................                                        574            51
Cable Network Programming.......................                                      3,873           944
Investments in equity affiliates................                                      1,540           785
                                                                                -----------    ----------
                                                                                    $17,918       $13,163
                                                                                ===========    ==========

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

Note 4  - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at March 31, 2000 was approximately $10.7 billion, which includes obligations under News Corporation's Exchangeable Trust Originated Preferred SecuritiesSM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debt holders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs

Filmed entertainment and television programming costs, net consisted of the following:


                                                            March 31,               June 30,
                                                              2000                   1999
                                                              ----                   ----
                                                          (unaudited)
                                                                        (in millions)
    Filmed entertainment costs:
     Released, less amortization.                                 $1,182                $1,030
     Completed, not released.                                         81                   169
     In process.                                                     882                   696
    Television programming costs, less amortization.               1,314                   726
                                                       -----------------     -----------------


                                                                  $3,459                $2,621
                                                       =================     =================

Note 6 - New/Proposed Accounting Standards

In October 1998, the Accounting Standards Executive Committee (`AcSEC') of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, ` Accounting by Producers and Distributors of Films' (the `SOP'), which would establish new accounting standards for producers and distributors of films and supercede Statement of Financial Accounting
Standard No. 53.   Based on AcSEC's conclusion, the SOP would require that
advertising costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical product over the related revenue streams. In addition, the SOP would require development cost for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to filmed entertainment costs, which currently is required under the existing accounting standard. At the time that the Company adopts the final provisions of the SOP, it expects to record a one-time, non-cash, after-tax charge as a cumulative effect of a change in accounting principles. The provisions of the SOP are still being deliberated upon by AcSEC and could change prior to the issuance of the final standard, which is expected to be effective for the Company beginning in fiscal 2001.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, `Revenue Recognition in Financial Statements' (`SAB 101'). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but is not expected to result in any changes to net income. The Company is required to adopt SAB 101 during the first quarter of fiscal 2001. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the Company's Form 10-K/A for the fiscal year ended June 30, 1999, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Prior to the initial public offering of Class A Common Stock of the Company, The News Corporation Limited ("News Corporation") effected a reorganization by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming. The unaudited consolidated condensed financial statements of the Company, which are discussed below, reflect the historical results of operations, financial position and cash flows of the Company's wholly owned subsidiaries prior to the reorganization, consolidated with the historical financial information of the businesses which were contributed to the Company from News Corporation as part of the reorganization. Management believes the assumptions underlying the Company's unaudited consolidated condensed financial statements to be reasonable. The consolidated financial information prior to the reorganization included herein is not necessarily indicative of the consolidated results of operations, financial position and cash flows of the Company had the reorganization occurred as of the beginning of the periods presented, or had the Company operated as a separate, stand-alone entity during these periods.

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media, primarily in the United States , Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's interests in certain cable network programming and related ventures, including Fox Family Worldwide, Inc. ("FFW") and International Sports Programming Partners ("Fox Sports International"), are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above. The television related segments operate primarily in the United States.

Sources of Revenue:

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

Television Segments. The three television segments derive revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national and local advertisers by the Company's group of 22 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

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

Components of Expenses:

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

Results of Operations - Three months ended March 31, 2000 vs. Three months ended March 31, 1999

The following table sets forth the Company's operating results, by segment, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999:

                                                                        Three months ended
                                                                             March 31,
                                                                2000                      1999             Change
                                                              ------                    ------               ----
                                                                          (in millions)
Revenues:
 Filmed Entertainment..........................               $  805                    $  812               $ (7)
 Television Stations...........................                  341                       335                  6
 Television Broadcast Network..................                  439                       498                (59)
 Other Television Businesses...................                   26                        31                 (5)
 Cable Network Programming.....................                  273                        57                216
                                               ---------------------      --------------------      -------------


 Total Revenues................................               $1,884                    $1,733               $151
                                               =====================      ====================      =============


 Operating Income (Loss):
 Filmed Entertainment..........................               $   98                    $   41               $ 57
 Television Stations...........................                   87                       107                (20)
 Television Broadcast Network..................                  (12)                       (1)               (11)
 Other Television Businesses...................                   (4)                       (6)                 2
 Cable Network Programming.....................                  (18)                      (41)                23
                                               ---------------------      --------------------      -------------


Total Operating Income.........................                  151                       100                 51
Interest expense, net..........................                  (80)                      (56)               (24)
Equity in losses of affiliates.................                  (37)                      (30)                (7)
Minority interest..............................                   --                        --                 --
                                               ---------------------      --------------------      -------------


Income before income taxes.....................                   34                        14                 20
Income tax expense.............................                  (15)                       (6)                (9)
                                               ---------------------      --------------------      -------------


Net Income.....................................               $   19                    $    8               $ 11
                                               =====================      ====================      =============


Other Data:
Operating Income (Loss) Before Depreciation
 and Amortization (1):
 Filmed Entertainment..........................               $  111                    $   51               $ 60
 Television Stations...........................                  133                       150                (17)
 Television Broadcast Network..................                   (5)                        1                 (6)
 Other Television Businesses...................                   (5)                       (4)                (1)
 Cable Network Programming.....................                   28                       (15)                43
                                               ---------------------      --------------------      -------------


Total Operating Income Before..................
   Depreciation and Amortization (1)...........               $  262                    $  183               $ 79
                                               =====================      ====================      =============


(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. Operating Income Before Depreciation and Amortization is presented supplementally as management believes it is the most appropriate measure for evaluating operating performance. The Company believes Operating Income Before Depreciation and Amortization is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. While many in the financial community consider Operating Income Before Depreciation and Amortization to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with GAAP. Additionally, the Company's calculation of Operating Income Before Depreciation and Amortization may be different than the calculation used by other companies and therefore, comparability may be affected.

  Filmed Entertainment. For the third quarter of fiscal 2000, revenues decreased 1%, operating income increased 139% and operating income before depreciation and amortization increased 118% compared to the corresponding period of the preceding fiscal year. These results were led by increased contributions from domestic and international pay television agreements covering available films and series. These were partially offset by the current quarter's disappointing results from the domestic theatrical releases of Here on Earth, Bartok and Titus. The prior year period included disappointing results of The Thin Red Line and Ravenous, which were partially offset by strong international theatrical performances of There's Something About Mary and Dr. Dolittle.

  Television Segments. For the third quarter of fiscal 2000, combined revenues of the television related segments decreased 7% from the corresponding period of the preceding fiscal year, operating income decreased by 29% and operating income before depreciation and amortization decreased by 16%. The third quarter operating income in the Television Stations segment decreased 19% as compared to the corresponding period in the preceding year, primarily due to the absence of profits from the telecast of the NFL Super Bowl Game in the prior year. In the current year, strong advertising revenue from automotive, new media and political spending, was partially offset by the cost for newly acquired syndication programming including The Drew Carey Show and 3rd Rock from the Sun. The Television Broadcast Network segment's decrease in operating income over the prior year was primarily due to the increased programming costs, higher abandonment costs associated with cancelled shows, higher license fees incurred for returning series and higher NFL license and production costs. These unfavorable variances were partially offset by higher prime time net advertising revenue due to an increase in pricing, higher NFL post season pricing and regular NFL season revenue.

  Cable Network Programming. In connection with the acquisition of the remaining 50% in Fox Sports Networks, the Company changed the composition of this segment. This segment now includes the Los Angeles Dodgers ("Dodgers") and other cable related properties which were previously included in the Other Television segment, as well as Fox Sports Networks. Prior year amounts reflect the new segment composition. The revenues reported during the third quarter reflect an increase of $216 million, an increase in operating income of $23 million and a $43 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Networks as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and currently has approximately 47 million subscribers, up from 36.5 million a year ago.

  Equity in losses of affiliates. Equity in losses of affiliates increased in the quarter to $37 million from $30 million in the prior year primary due to the losses at The Health Network and The National Geographic International Channel, both of which were launched in Fiscal 2000. These losses were partially offset by the decrease in losses at Fox Sports International, primarily due to the continued distribution of the channels.

  Income tax expense. Income tax expense for the third quarter of fiscal 2000 amounted to $15 million compared to $6 million in the corresponding period of the preceding year. The effective rate for the period was 44% compared to 43% in the corresponding period of the preceding fiscal year. The higher effective tax rate is primarily due to an increase in non-deductible intangible amortization related to the Fox Sport Networks acquisition.

Results of Operations - Nine months ended March 31, 2000 vs. Nine months ended March 31, 1999

The following table sets forth the Company's operating results, by segment, for the nine months ended March 31, 2000 as compared to the nine months ended March 31,1999:

                                                                               Nine months ended
                                                                                   March 31,
                                                                       2000                 1999             Change
                                                                       ----                 ----             ------
                                                                                (in millions)
Revenues:
 Filmed Entertainment.................................               $2,667               $3,342              $(675)
  Television Stations.................................                1,167                1,074                 93
  Television Broadcast Network........................                1,353                1,377                (24)
  Other Television Businesses.........................                   70                   97                (27)
 Cable Network Programming............................                  864                  198                666
                                                      ---------------------      ---------------      -------------


Total Revenues........................................               $6,121               $6,088              $  33
                                                      =====================      ===============      =============


Operating Income (Loss):..............................
 Filmed Entertainment.................................               $  179               $  330              $(151)
  Television Stations.................................                  411                  391                 20
  Television Broadcast Network........................                  (16)                 (51)                35
  Other Television Businesses.........................                   (4)                  (2)                (2)
 Cable Network Programming............................                  (33)                (109)                76
                                                      ---------------------      ---------------      -------------

Total Operating Income................................                  537                  559                (22)
Interest expense, net.................................                 (221)                (179)               (42)
Equity in losses of affiliates........................                  (35)                 (96)                61
Minority interest.....................................                   (2)                   -                 (2)
                                                      ---------------------      ---------------      -------------

Income before income taxes............................                  279                  284                 (5)
Income tax expense....................................                 (123)                (114)                (9)
                                                      ---------------------      ---------------      -------------


Net Income............................................               $  156               $  170              $ (14)
                                                      =====================      ===============      =============


Other Data:...........................................
Operating Income (Loss) Before Depreciation and
 Amortization (1):
 Filmed Entertainment.................................               $  217               $  357              $(140)
  Television Stations.................................                  552                  520                 32
  Television Broadcast Network........................                   (1)                 (40)                39
  Other Television Businesses.........................                   (5)                   2                 (7)
 Cable Network Programming............................                   98                  (54)               152
                                                      ---------------------      ---------------      -------------


Total Operating Income Before.........................
         Depreciation and Amortization (1)............               $  861               $  785              $  76
                                                      =====================      ===============      =============


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

  Filmed Entertainment. For the first nine months of fiscal 2000, revenues decreased 20%, operating income decreased 46% and operating income before depreciation and amortization decreased 39% compared to the corresponding period of the preceding fiscal year. The current nine-month period contained disappointing results from the domestic theatrical releases of Anna and the King, Brokedown Palace and Light It Up. Partially offsetting these disappointing results were higher contributions from domestic and international pay television agreements covering available films and series. In addition, the prior year period included the revenues and profits from the foreign theatrical and domestic video sales of Titanic, one of the most successful films of all time, and the strong theatrical performances of There's Something About Mary and Dr. Dolittle. These prior year results were partially offset by disappointing results from The Thin Red Line and Ravenous.

  Television Segments. For the first nine months of fiscal 2000, combined revenues of the television related segments increased 2% from the corresponding period of the preceding fiscal year, operating income increased by 16% and operating income before depreciation and amortization increased by 13%. Operating income for the Television Stations segment increased 5% as compared to the corresponding period in the preceding year, primarily due to an increase in market growth, strong advertising from automotive, new media and political spending, which was partially offset by costs for newly acquired syndication programming and the absence of profits from the telecast of the NFL Super Bowl Game in the prior year. The Television Broadcast Network segment's earnings increased over the prior year primarily due to the absence of the loss recognized on the broadcast of Major League Baseball's World Series reported in the corresponding period of the prior year, higher prime time net advertising revenue and the new economic arrangement with its affiliates. These favorable elements were partially offset by increased prime time programming costs, higher abandonment costs from cancelled shows and higher license fees from returning series.

  Cable Network Programming. In connection with the acquisition of the remaining 50% of Fox Sports Networks, the Company changed the composition of this segment. This segment now includes the Dodgers and other cable-related properties, which were previously included in the Other Television segment, as well as Fox Sports Networks. Prior year amounts reflect the new segment composition. The revenues reported during the nine months of fiscal 2000 reflect an increase of $666 million, an increase in operating income of $76 million and a $152 million increase in operating income before depreciation and amortization compared to the corresponding period of the preceding fiscal year. These significant increases primarily related to the first time inclusion of the consolidated results of Fox Sports Networks as well as a narrowing of losses at the Fox News Channel. The Fox News Channel continues to expand its distribution and currently has approximately 47 million subscribers, up from 36.5 million a year ago.

  Equity in losses of affiliates. Equity in losses of affiliates decreased in the first nine months of fiscal 2000 to $35 million from $96 million in the prior year due in part to the gain related to Fox Kids Europe N.V.'s initial public offering in November 1999. Additionally, losses decreased at Fox Sports International primarily due to the increased distribution of the channels. These improvements were partially offset by the losses at The Health Network and National Geographic International channels, both of which were launched in Fiscal 2000.

  Income tax expense. Income tax expense for the first nine months of fiscal 2000 amounted to $123 million compared to $114 million in the corresponding period of the preceding year, despite a decrease in pre-tax income. The effective tax rate for the period increased to 44% compared to 40% in the corresponding period of the preceding fiscal year. The higher effective tax rate is primarily due to an increase in non-deductible intangible amortization related to the Fox Sport Networks acquisition.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds from operations and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the nine months ended March 31, 2000 were $262 million as compared to cash flows provided by operating activities of $222 million in the corresponding period of the preceding fiscal year. The decrease was primarily attributable to sports rights payments, primarily for NFL programming, increased payments to participants, principally relating to Star Wars, Episode I: The Phantom Menace and increased inventory growth related to the acquisition of new syndicated programming.

Net cash flows used in investing activities during the nine months ended March 31, 2000 included investments in Southwest Sports Group and certain Fox Sports Networks' equity affiliates which were partially offset by the net cash acquired.

Net cash flows provided by financing activities were $674 million and $443 million during the nine months ended March 31, 2000 and 1999, respectively. The increase was primarily due to advances from News Corporation used to fund operating and investing activities for the period. In connection with the acquisition of the remaining 50% interest in Fox Sports Networks, borrowings of approximately $1.5 billion were assumed by the Company. There are certain covenants related to outstanding indebtedness that, among other things, limit distributions by Fox Sports Networks to the Company. During nine months ending March 31, 2000, approximately $730 million of borrowings were repaid.

News Corporation and certain of its subsidiaries, including the Company and certain subsidiaries of the Company (collectively, the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at March 31, 2000 was approximately $10.7 billion, which includes obligations under News Corporation's Exchangeable Trust Originated Preferred SecuritiesSM due 2016. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

In connection with the formation of FFW and pursuant to a Stock Ownership Agreement dated December 22,1995, the Saban Stockholders were granted an option to sell to the Company, upon the occurrence of certain events, all of the Class B Common Stock held by them, and any of their transferees (representing 49.5% of FFW). The exercise of the option may be triggered (i) by the death of Haim Saban, if he dies prior to December 22, 2012, in which case the option is exercisable for a period of up to one year from the time of his death; (ii) upon a change of control of the Fox Broadcasting Company, (iii) on December 22, 2000 or (iv) any time after December 22, 2002. The purchase price formula under the option is based on the fair market value of FFW.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

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

         No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2000           FOX ENTERTAINMENT GROUP, INC.

                             By:  /s/ David F. DeVoe
                                  ------------------

                                  Name:  David F. DeVoe
                                  Title: Chief Financial Officer

                                 Exhibit Index

Exhibit
Number              Description

27.1                Financial Data Schedule