Form 10-K
period 2000-06-30
FOX ENTERTAINMENT GROUP INC
filed 2000-09-28
CIK 1068002

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2000
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

                        Commission file number  1-14595

                         FOX ENTERTAINMENT GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      95-4066193
         (State or Other Jurisdiction                        (I.R.S. Employer
        of Incorporation or Organization)                   Identification No.)


1211 Avenue of the Americas, New York, New York                   10036
  (Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code  (212) 852-7111

Securities registered pursuant to Section 12 (b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
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

     As of September 25, 2000 the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) was $3,406,894,498.

     As of September 25, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Fox Entertainment Group, Inc.'s Notice of 2000 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

Background

     Fox Entertainment Group, Inc. (together with its direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") is a multi-faceted entertainment company with operations in five business segments: (i) Filmed Entertainment; (ii) Television Stations; (iii) Television Broadcast Network; (iv) Other Television Businesses; and (v) Cable Network Programming.

     In November 1998, the Company sold 124,800,000 shares of its Class A Common Stock in an initial public offering. The News Corporation Limited ("News Corporation") is the beneficial owner of 51,759,834 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represent approximately 82.76% of the equity and 97.8% of the voting power of the Company.

     The address of the Company's principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and the telephone number is (212) 852-7111. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2000, the Company had approximately 12,000 full-time and part-time employees.

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

Business

Filmed Entertainment

     The Company engages in feature film and television production and distribution principally through the following businesses: Fox Filmed Entertainment ("FFE"), a leading producer and distributor of feature films; Twentieth Century Fox Television ("TCFTV"), a leading producer of network television programming; and Fox Television Studios ("FtvS"), a producer and distributor of syndicated programming.

     Fox Filmed Entertainment

     One of the world's largest producers and distributors of motion pictures, FFE produces, finances, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 1998, 1999 and 2000, FFE placed 25, 22 and 20 films, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Successful motion pictures produced and/or distributed by FFE since the beginning of fiscal 1998 include The X-Files, Dr. Dolittle, There's Something About Mary, Titanic (together with Paramount Pictures Corporation), Entrapment, Never Been Kissed, Star Wars, Episode 1: The Phantom Menace, The Beach, Big Momma's House and Me, Myself & Irene. The Company currently plans to release approximately 24 films in fiscal 2001 including X-Men, Men of Honor, Cast Away (together with Dreamworks SKG), Black Knight, Moulin Rouge and Dr. Dolittle 2.

     In addition, pursuant to an agreement that became effective at the end of May 1998 with Monarchy Enterprises Holdings B.V. ("MEH"), the parent company of Regency Entertainment (USA), Inc. ("New Regency"), FFE will distribute certain New Regency films and all films co-financed by the Company and New Regency produced over a 15-year term in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. The Company expects to release approximately 2-4 New Regency films during fiscal 2001. In connection with this distribution arrangement, the Company acquired a 20% interest in MEH. The parties also agreed to enter into certain motion picture financing arrangements and formed Regency Television, a 50/50 joint venture to produce television programming.

     Due to increased competition and costs associated with film production, film studios constantly evaluate the risks and rewards of production. Companies use various strategies to balance this risk with their capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only, and insurance. Pursuant to a series of film rights agreements with an independent third party ("New Millennium"), the Company has agreed to sell completed feature films released during the period fiscal 1997 through 2001 to New Millennium at amounts which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to reacquire the films after a period when significantly all of the ultimate revenues have been earned based on a formula which considers the remaining projected ultimate revenues, net of cost, as defined at the time of reacquisition. Through this arrangement, New Millennium provides the Company with an external source of capital willing to share in the risks of motion picture production. In cases where the Company fully produces, retains and distributes motion pictures, the Company has the full risk and reward from such films. Under the arrangement with New Millennium, it participates in certain of the risks and rewards from the portfolio of films it has acquired. The Company is currently exploring similar financing strategies which would be implemented upon the expiration of the present agreement with New Millennium.

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

     Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats including the sale and rental of videocassettes and DVDs. Approximately 165 produced and acquired titles were released or re-released to the domestic home entertainment market in fiscal 2000, including 66 titles in DVD format. In International markets, the Company distributes both directly and through foreign distribution channels and approximately 400 produced and acquired titles were released for distribution to the international home entertainment market in fiscal 2000, including 44 new Fox releases, over 200 catalog titles and approximately 150 television and other non-theatrical releases. In addition, the Company entered into an agreement to distribute Metro-Goldwyn-Mayer ("MGM") video product in most international markets in return for certain fees. The Company released over 200 MGM Home Entertainment theatrical, catalog and television programs internationally in fiscal 2000.

     Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third parties and certain affiliated, subscription pay television services and pay-per-view services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view arrangements generally provide for a minimum number of scheduled exhibitions of the program during a fixed term in exchange for a license fee based on a percentage of the licensee's gross receipts from the pay-per-view exhibition of the program. Among third-party license agreements that units of FFE have in place in the United States for subscription pay television exhibition of its motion pictures are exclusive agreements with Home Box Office ("HBO"), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with Encore and American Movie Classics. Units of FFE also license motion pictures in the United States to direct broadcast satellite ("DBS") pay-per-view services operated by DirecTV, Inc. and EchoStar Communications Corporation as well as cable pay-per-view services such as Viewer's Choice. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services as well as to programming services operated by various affiliated entities.

     Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company ("FOX"), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a stated period of time in exchange for a specified license fee.

     Twentieth Century Fox Television

     During the past three fiscal years, TCFTV produced television programs for the FOX, ABC, CBS, NBC as well as WB broadcast television networks and the USA cable network. TCFTV currently produces or has orders to produce episodes of the following network television series: Dharma & Greg, Two Guys and a Girl and The Practice for ABC; Judging Amy and Yes, Dear (each co-produced with CBS Productions) for CBS; Ally McBeal, Boston Public, Dark Angel, Family Guy, FreakyLinks, Futurama, Lone Gunmen, King of the Hill, The Simpsons, Titus and The X-Files for FOX; and Angel, Buffy the Vampire Slayer and Roswell (a co-production with FtvS) for the WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV.

     Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Successful network television series are licensed (i) for first-run exhibition in International and Canadian markets, (ii) for off-network exhibition in the United States (including in syndication or to cable programmers) and (iii) for syndication in International markets. Such additional licensing is often critical to the financial success of a series since the license fee paid by a network generally does not fully recover production costs. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series' audience ratings.

     Fox Television Studios

     FtvS was established to create television and video content complementary to TCFTV's activities. It is organized as a group of smaller, entrepreneurial production "pods" that share common executive, management and production infrastructure. In addition to U.S. prime time network series, FtvS also produces programming in a wide variety of genres for a variety of domestic and international programming services. FtvS is grouped into six basic lines of business: (i) network primetime programming through The Greenblatt Janollari Studio ("TGJS") and Regency Television, (ii) "alternative," cable and low-cost entertainment programming through FtvS Productions, (iii) movies and mini-series through Fox TV Pictures, (iv) non-fiction programming through Foxstar and Natural History New Zealand; (v) international production through Fox World Productions; and (vi) digital, interactive media through the Fox Foundry. FtvS produces or has orders to produce a variety of network and cable series including Malcolm in the Middle for FOX; Son of the Beach for FX; and Roswell (a co-production with TCFTV) for the WB, as well as television movies, mini-series, specials, game and talk shows and non-fictional programming for networks including A&E, Discovery Channel, American Movie Classics, The Learning Channel, Animal Planet and Sky One.

     Motion Picture and Television Libraries

     The Company's motion picture and television library (the "Fox Library") consists of varying rights to over 2,500 previously released films, of which approximately 300 have been released since 1980, and many well-known television series. The motion pictures in the Fox Library include many successful, well-known and well-loved titles, such as The Sound of Music and Miracle on 34th Street, and four of the top 10 domestic box office grossing films of all time, including Star Wars, Return of the Jedi, Independence Day, and most recently, Titanic (together with Paramount Pictures Corporation). The Company earns significant revenues through the licensing of titles in the

Fox Library in many media, including television and home entertainment formats, and through licensing and merchandising of films and characters in films.

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

     Licensing and Merchandising

     Through its licensing and merchandising division, the Company exploits its motion picture and television properties and characters by entering into licensing agreements for merchandising, literary publishing and commercial tie-ins. Programs and films which have experienced success throughout the world in licensing and merchandising include The Simpsons, The X-Files, Buffy the Vampire Slayer, the Alien series of motion pictures and Titanic.

     Fox Interactive

     Fox Interactive develops and markets entertainment computer software and video game titles. By leveraging the name recognition of Company properties such as Die Hard, The Simpsons, Buffy the Vampire Slayer and the Alien and Predator series of motion pictures, Fox Interactive continues to experience significant growth and has created a strong and diverse line of interactive games. In addition, Fox Interactive has expanded its line by acquiring original properties that can be leveraged to other divisions of the Company, such as Croc: The Legend of Gobbos, a game now being developed for an animated television series.

     Fox Music and Music Publishing

     Fox Music produces and licenses for distribution through third parties soundtracks of the Company's film and television productions. The Company's successful film and television soundtracks include Titanic, Back to Titanic, Soul Food, Hope Floats, Ally McBeal, The X-Files, Dr. Dolittle and Buffy the Vampire Slayer. In addition, Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company's film and television programming. Fox Music Publishing licenses these rights to third parties for many uses in different media.

Television Stations

     The 23 full power Fox Television Stations are located in nine of the top 10 largest designated market areas ("DMAs"), and all are primary affiliates of FOX except KDFI in Dallas, Texas, which is a secondary affiliate and only carries Fox Kids programming. The broadcast coverage of the Fox Television Stations is among the broadest offered by any television station group in the United States. Fox Television Stations are located in markets representing, in the aggregate, over 50% of local television market advertising revenues.

     The following table lists certain information as of September 2000 about each Fox Television Station.

PERCENTAGE OF U.S. TELEVISION
DMA/RANK                   STATION  CHANNEL/TYPE      HOUSEHOLDS REACHED (3)
-------------------------  -------  ------------      ----------------------
New York, NY            1  WNYW      5  VHF                     6.8%
Los Angeles, CA         2  KTTV     11  VHF                     5.2%
Chicago, IL             3  WFLD     32  UHF                     3.2%
Philadelphia, PA        4  WTXF     29  UHF                     2.6%
Boston, MA              6  WFXT     25  UHF                     2.2%
Dallas, TX              7  KDFW      4  VHF                     2.0%
Dallas, TX              7  KDFI     27  UHF                     N/A
Washington, DC          8  WTTG      5  VHF                     2.0%
Detroit, MI             9  WJBK      2  VHF                     1.8%
Atlanta, GA            10  WAGA      5  VHF                     1.8%
Houston, TX            11  KRIV     26  UHF                     1.7%
Tampa, FL              14  WTVT     13  VHF                     1.5%
Cleveland, OH          15  WJW       8  VHF                     1.5%
Phoenix, AZ            17  KSAZ     10  VHF                     1.4%
Denver, CO(1)          18  KDVR     31  UHF                     1.3%
St. Louis, MO          22  KTVI      2  VHF                     1.1%
Kansas City, MO        30  WDAF      4  VHF                     0.8%
Milwaukee, WI          33  WITI      6  VHF                     0.8%
Salt Lake City, UT     36  KSTU     13  VHF                     0.7%
Birmingham, AL         39  WBRC      6  VHF                     0.7%
Memphis, TN            40  WHBQ     13  VHF                     0.6%
Greensboro, NC         47  WGHP      8  VHF                     0.6%
Austin, TX(2)          58  KTBC      7  VHF                     0.5%

    Total:                                                    40.86%

_________________
Source: Nielsen Media Research, September 2000

(1) The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

(2) The Company also owns and operates K13VC, Channel 13, Austin, TX, a LPTV (low power television) station. K13VC has an affiliation agreement with United Paramount Network which expires in October 2000 and is also a secondary FOX affiliate, carrying Fox Kids programming.

(3) VHF stations transmit on Channels 2 through 13 and UHF stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF stations. To address this disparity, the Federal Communications Commission's ("FCC") ownership rule applies a UHF discount (the "UHF Discount") which attributes only 50% of the television households in a local television market to the audience reach of a UHF station for purposes of calculating whether that station's owner complies with the 35% national audience reach cap imposed by FCC regulations. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed do not take into account the UHF Discount. See "--Regulation."

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

     In August 2000, News Corporation announced that it had entered into agreements to acquire, by merger, Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. for approximately $5.35 billion in the aggregate, comprising a cash payment of $2.13 billion and approximately 73 million American Depositary Receipts (representing 292 million News Corporation preferred shares). As part of this acquisition, News Corporation will contribute the acquired assets (less cash) to the Company in exchange for approximately 122.2 million shares of Class A Common Stock of the Company, which would increase News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. The closing of this acquisition, which is expected to be completed by June 30, 2001, is subject to customary conditions including shareholder and regulatory approvals.

Television Broadcast Network

     FOX has 200 affiliated stations, including the 23 full power television stations that are owned by subsidiaries of the Company (the "Fox Television Stations"), which reach, during prime time, approximately 99% of all U.S. television households. Each week, FOX regularly delivers to its affiliates generally 15 hours of prime time programming and one hour of late-night programming on Saturday. Through the Fox Kids Network, programmed by Fox Family Worldwide ("FFW"), FOX regularly delivers to its affiliates 14 hours of children's daytime programming. FOX's prime time programming features such series as The Simpsons, The X-Files, Ally McBeal, King of the Hill, Malcolm in the Middle, Titus and various movies and specials. In addition, a significant component of FOX's programming consists of Fox Sports programming, with FOX providing live coverage of the National Football Conference of the National Football League ("NFL") and Major League Baseball ("MLB") to its affiliates. In November 1999, the Company acquired the rights to the National Association of Stock Car Auto Racing ("NASCAR") premier racing series, the Winston Cup and the Busch Series.

     FOX derives its revenues from sales in the national advertising marketplace of commercial advertising time. FOX's programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 1999-2000 broadcast season, FOX was two share points out of the lead in regularly scheduled prime time programming based on viewership of adults aged 18-49 (ABC had a 5.3 rating and 15 share, NBC had a 4.9 rating and 14 share, FOX had a 4.6 rating and 13 share, and CBS had a 3.9 rating and 11 share). The median age of the FOX viewer is 34 years, as compared to 43 years for ABC, 45 years for NBC and 53 years for CBS.

     The Company obtains programming for FOX from major television studios and independent television production companies pursuant to license agreements. The terms of such agreements generally provide the Company with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies and licenses made-for-television films from a number of sources. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. The Company's current licenses with the NFL and MLB extend until 2006 and 2000, respectively. The Company has entered into a new license with MLB, which is subject to the approval of MLB's team owners, for the 2001-2006 MLB seasons. The Company's license with NASCAR begins in 2001 and extends until 2009.

     FOX provides programming to its television station affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station (the "Fox Affiliates"). Such agreements typically run for five to ten years and have staggered expiration dates. These affiliation agreements generally require FOX's full-time television station affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in affiliation agreements. In 1999, FOX entered into an arrangement with most of its television station affiliates relating to the amount of commercial advertising time in FOX programming that FOX provides to each affiliate for the affiliate to sell to advertisers ("local commercial advertising time"). Under that arrangement, which runs until 2002, the affiliate pays FOX for additional local commercial advertising time.

Other Television Businesses

     The Company is also engaged in television programming, production, distribution and licensing through Twentieth Television. Twentieth Television produces and distributes television programs and distributes feature motion pictures for syndication and on cable television in the United States. Twentieth Television also licenses programming (including feature motion pictures) that it, TCFTV or third parties have produced and which has been previously exhibited on network television. Twentieth Television currently produces and distributes the first-run syndicated program Divorce Court, and launched Power of Attorney for Fall 2000.


Cable Network Programming

     The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment, family entertainment and movies. In fiscal 2000, the Company created the Fox Cable Networks Group, which includes all of the Company's cable network programming businesses other than the Fox News Channel.

     Fox News Channel ("Fox News")

     Fox News is a 24-hour all news cable channel which is currently available to over 50 million U.S. cable and DBS households.

     Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses news feeds to Fox Affiliates and other subscribers to use as part of local news broadcasts.

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

     Fox Sports Networks operates two principal business units: (i) sports programming operations and (ii) FX Networks, a general entertainment network.

     Sports programming operations. Fox Sports Net, LLC ("FSN") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN's sports programming business consists of equity interests in 21 RSNs (the "Fox Sports RSNs") and Fox Sports Net, a national sports programming service, which is owned in a 50/50 partnership between FSN and Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"). Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming featuring live and replay sporting events and original programming and a national sports news program, National Sports Report.

     FSN owns an equity interest in, or through Fox Sports Net is affiliated with, 24 RSNs. These RSNs reach approximately 70 million households and, together with FSN, have rights to telecast live games of 73 professional sports teams in the MLB, National Basketball Association ("NBA") and National Hockey League ("NHL") (out of a total of 79 such teams in the United States) and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators. FSN's strategy is to utilize its RSNs and Fox Sports Net to build a national cable sports network under the Fox brand name.

     FSN owns a 40% interest in Regional Programming Partners ("RPP"), a partnership with Rainbow which owns various interests in RSNs (including two in which FSN owns 50% interests), the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex, and Radio City Music Hall.

     FX Networks. Launched in June 1994, FX Networks ("FX") currently reaches approximately 53 million cable and DBS households. FX is a general entertainment network that combines original programming with acquired television series and feature films. Recently, FX launched its first original, scripted comedy series, Son of the Beach, and its first original motion picture, Deliberate Intent, starring Timothy Hutton premiered in Summer 2000. In 2001, FX will premiere the hit TCFTV series The Practice, Ally McBeal and Buffy the Vampire Slayer along with motion pictures such as The Blair Witch Project.

     Fox Sports Ventures

     Fox Sports Ventures owns approximately 34% of the Speedvision programming service, which focuses exclusively on the world of racing, including cars, motorcycles, airplanes and boats, and the Outdoor Life programming service, which provides information and entertainment on nature, the environment and outdoor recreation. Speedvision and Outdoor Life currently reach approximately 27 million and 24 million cable and DBS households, respectively. Fox Sports Ventures' partners in Speedvision and Outdoor Life are Cox Communications, Comcast Corporation, Media One, Roger Werner and Daniels Programming.

     Fox Sports Ventures owns a 40% interest in an entity that owns and operates the Staples Center, a new sports and entertainment complex in downtown Los Angeles, California. Since October 1999, the Staples Center has been the home of the Los Angeles Kings NHL franchise and the Los Angeles Lakers and the Los Angeles Clippers NBA franchises.

     Fox Sports International

     The Company and Liberty/TINTA LLC, a subsidiary of Liberty, each owns a 50% interest in Fox Sports International ("FSI"). FSI holds interests in the following programming services: Fox Sports Latin America (a Spanish language sports network which airs throughout Central and South America), Fox Sports World (a U.S. sports network featuring 24-hour international sports in the English language), Fox Sports World Espanol (a Spanish language sports network featuring international sports which airs in the U.S.) and Fox Sports World-Middle East (an English-language sports network which airs in the Middle East).

     Fox Family Worldwide

     FFW is owned 49.5% by the Company and 49.5% by Haim Saban and certain limited partnerships controlled by Mr. Saban.

     FFW is an integrated family and children's entertainment company that develops, acquires, produces, broadcasts and distributes live-action and animated family and children's television programming on a global basis. FFW's principal operations are comprised of (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel; (ii) the Fox Kids Network;
(iii) Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE"); and (iv) Saban Entertainment Inc. ("SEI"), which owns and manages an extensive and growing library of family and children's programming.

     The Fox Family Channel is a basic cable network that currently provides family oriented programming reaching approximately 93% of all cable and DBS households in the United States. The Fox Family Channel is the successor to The Family Channel, which FFW acquired as part of its acquisition of IFE in 1997. The channel continues to maintain its family image with a marketing campaign and on-air packaging designed to appeal to the adult 18-49 demographic during primetime and evenings and to children during the day. The primetime format has recently been restructured to build its viewership around acquired off-network programming such as Providence, 7th Heaven, Early Edition and Freaks and Geeks with an emphasis on fewer, original quality productions. The Fox Family Channel earns revenue through the sale of advertising time and through subscriber fees.

     The Fox Kids Network, one of the leading U.S. children's broadcasting television networks, broadcasts 14 hours of children's programming each week to 97% of U.S. television households. The Fox Kids Network affords advertisers the opportunity to reach children in a cost-effective manner, in part by ensuring consistent nationwide placement of their advertisements by generally broadcasting its programming at the same local time and on the same day ("day and date") in each television market.

     FFW, through SEI, creates, produces and acquires animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Power Rangers and Digimon, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. FFW will produce, finance or co-finance approximately 600 episodes of children's television programming for the 2000/2001 and 2001/2002 broadcast seasons. FFW generally retains worldwide rights to its brands and currently has over 300 licensees worldwide. FFW currently distributes its children's programming in most major television markets throughout the world.

     Fox Kids International Networks continues to aggressively pursue a strategy of launching Fox Kids branded cable and direct-to-home ("DTH") channels in Europe through FKE and in Latin America through Fox Kids Latin America ("FKLA"). FKE is a leading pan-European integrated children's entertainment company with localized television channels, program distribution, consumer products and Internet businesses. FKE completed its initial public offering of approximately 25% of its shares in November 1999 and is currently listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE currently broadcasts via cable and satellite to 35 countries, reaching approximately 18.8 million households in 13 languages. FKLA reaches approximately 10 million households in 19 countries in two different languages.

     SEI is one of the largest producers of children's programs in the world. Its library of world-renowned kid's franchises includes Power Rangers, Digimon:
Digital Monsters and NASCAR Racers.

     National Geographic Channel

     In May 1999, the Company acquired a 50% interest in National Geographic Channels Worldwide (the "National Geographic Channel"). National Broadcasting Company ("NBC") and National Geographic Television ("NGT") each own 25% interests in the National Geographic Channel. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The National Geographic Channel is currently shown in approximately 54 countries outside of the United States. In addition, the Company and NGT intend to launch the National Geographic Channel in the United States. National Geographic programming is provided in Australia, certain countries in Europe and Scandinavia by a partnership in which British Sky Broadcasting Group plc, NBC and NGT are currently partners.

     The Golf Channel

     The Company owns a 30.9% interest in TGC, Inc., which owns and operates
The Golf Channel. The Golf Channel broadcasts studio shows and has rights to broadcast certain Professional Golf Association ("PGA") tournaments and other European PGA, Australian PGA, LPGA and Nike Tour events. The Golf Channel currently reaches approximately 32 million U.S. cable and DBS households. The Company's partners in The Golf Channel include Comcast Corporation, Times Mirror Co. and Arnold Palmer.

     Healtheon/WebMD

     In January 2000, News Corporation and the Company entered into a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD"), a leading internet healthcare company. Pursuant to these transactions, the Company transferred its 50% interest in The Health Network, a 24-hour cable television network launched in July 1999, and its ownership of thehealthnetwork.com, a related Internet site, each exclusively devoted to health and fitness programming, to WebMD. In the transaction, WebMD issued to the Company preferred stock which is convertible into approximately 14.4 million shares of WebMD common stock in three years. Additionally, in consideration for the transfer to WebMD of the remaining 50% interest in The Health Network, the Company has the right to receive up to a maximum of 8.3 million additional WebMD common shares over a five-year period, based upon The Health Network achieving certain milestones. The Health Network is expected to be re-launched as WebMD Television by the end of the 2000 calendar year. In the transaction, the Company also agreed to provide $400 million in media branding services, including advertising and promotion, over the next ten years. The Company is also obligated to provide $45 million in funding to the Health Network during the next three years.

     Fox Movie Channel

     Launched in November 1994 and currently reaching approximately 10 million U.S. cable and DBS households, Fox Movie Channel ("FMC"), which is wholly-owned by the Company, is Hollywood's first and only studio-based movie network. FMC showcases commercial-free contemporary hits and classics from the Fox Library.

     Los Angeles Dodgers

     The Company owns and operates the Los Angeles Dodgers MLB franchise (the "Dodgers") along with Dodger Stadium and other related real estate including Dodgertown, the home of the Dodgers' spring training facilities in Vero Beach, Florida. The Company acquired its interest in the Los Angeles Dodgers, Inc. in April 1998. The Dodgers are currently in their 110th year in the National

League and in each of the last four seasons have achieved attendance of over three million fans at Dodger Stadium.

     Canal Fox

     The Company, through its subsidiary Fox Latin American Channel, Inc., operates Canal Fox, a general entertainment cable and satellite service for Latin America covering Central and South America. Canal Fox broadcasts in the Portuguese language in Brazil and in the Spanish language in the rest of Central and South America. The channel's programming line-up consists of movies, series and music specials.

     LAPTV

     Fox LAPTV, L.L.C., a subsidiary of the Company, owns a 20.2% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City, Cinecanal 1 and its multiplex channel, Cinecanal 2) and one basic television channel (The Film Zone) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Spanish subtitles.

     Telecine

     The Company, through its subsidiary Fox Latin America, Inc., owns a 12.5% equity interest in Telecine, a limited liability company which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Happy and Telecine Classic) in Brazil. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Portuguese subtitles.

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

  Competitive risks affecting the Company's home entertainment business include competition among home video formats (e.g., DVD) and with other methods of distribution, such as video-on-demand, as well as risks associated with controlling copying and unauthorized distribution of the Company's programs.

Television Stations, Television Broadcast Network and Other Television
Businesses

     The network television broadcasting business is highly competitive. FOX directly competes for programming and for viewers with ABC, NBC, CBS, and the WB and UPN networks. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. FOX also competes with other non-network sources of television service, including cable television and DBS services. Other sources of competition may include home video exhibition, the Internet and home computer usage. In addition, future technological developments may affect competition within the television marketplace.

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

     In addition, each of the Fox Television Stations competes for audiences and advertising revenues with radio and television stations and cable systems in its market area and with other advertising media such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of television stations include management experience, authorized power and assigned frequency. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

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

Sports Programming
------------------

     A number of basic and pay television programming services (such as ESPN) as well as free over-the-air stations and broadcast networks provide programming that targets the Fox Sports RSNs' audience. FSN is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN's primary competitor is ESPN.

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

FX
--

     A number of basic and pay television programming services (such as USA Network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX. FX faces competition in the acquisition of distribution rights to programming.

Fox Family Worldwide
--------------------

     FFW currently competes and expects to continue to compete, through the Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as Cartoon Network, Kids WB, the Disney Channel and Nickelodeon for market acceptance of its programming and for viewership ratings and advertising revenues. To the extent that FFW produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, FFW competes with a large number of U.S. based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

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

Television Stations, Television Broadcast Network & Other Television Businesses

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

     In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television ("DTV") service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 23 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Fifteen of the Fox Television Stations have launched digital facilities. The FCC will require completion of digital facilities in the remaining eight Fox Television Stations by May 1, 2002. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of "high definition" digital programming or to "multicast" several streams of standard definition digital programming or mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company's broadcast business with respect to other broadcasters and video program providers.

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

     On August 6, 1999 the FCC amended the rules that determine what constitutes a "cognizable interest" in applying its media cross-ownership restrictions (the "Attribution Rules"), as well as the rules that govern the ownership of two television stations, or a television station and a radio station, located in the same market (the "Local Restriction"). Under the new Attribution Rules, a party will be deemed to have a cognizable interest in a television or radio station, cable system or daily newspaper ("Media Outlet") that triggers the FCC's cross-ownership restrictions if (i) it owns 5% or more of the voting stock in the Media Outlet; (ii) its interest exceeds 33% of the total asset value (equity plus debt) of the Media Outlet and it either (x) supplies at least 15% of a station's weekly broadcast hours or (y) has a cognizable interest in another Media Outlet in the same market. Under the new Attribution Rules, Local Marketing Agreements ("LMAs") are cognizable interests if the brokering station provides more than 15% of the brokered station's broadcast hours per week. The FCC also eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one Media Outlet and a "meaningful" non-cognizable interest in another Media Outlet serving essentially the same market.

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

     FCC rules permit a party to have a cognizable interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after application of the UHF Discount, 35% of U.S. television households (the "National Restriction"). Pursuant to Congressional directive, the FCC conducted a formal review of all its broadcast ownership rules and on June 20, 2000, released a decision in which it refused to modify the National Restriction, retained the UHF Discount and commenced proceedings to further review and modify the dual network and newspaper/broadcast cross-ownership rule. Fox Television Stations has appealed the FCC's decision to retain the National Restriction. It is not possible to predict whether the appeal will be successful or the timing or effect of other changes in FCC rules or policies pursuant to the 1996 Telecom Act or pending FCC proceedings.

     The FCC has adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation which began July 1, 1999. On July 21, 2000, the FCC adopted a rule requiring broadcasters and multichannel video programming distributors ("MVPDs") to supply "video descriptions" of their programming. Video descriptions, which are transmitted on a separate audio channel and are accessible through a decoding device attached to TV sets, are narrative descriptions of a program's visual aspects and are intended for the visually impaired. The FCC's rules require stations located in the Top 25 Markets and affiliated with one of the major television networks, including FOX, to provide video descriptions for at least 50 hours of prime time and/or children's programming per calendar quarter commencing April 1, 2002. The rules also require MVPDs with 50,000 or more subscribers to provide 50 hours per calendar quarter of prime time and/or children's programming with video descriptions on each of the top five national non-broadcast networks they carry commencing April 1, 2002.

     FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to
(i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The constitutionality of the analog must-carry provisions was upheld by the U.S. Supreme Court. The FCC has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television systems on cable systems, including carriage during the period of transition from analog to digital signals.

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

     The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. The FCC also has traditionally enforced its equal employment opportunity rules vigorously with respect to recruitment efforts and recordkeeping requirements. In addition, FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Cable Network Programming

     FCC regulations adopted pursuant to the 1992 Cable Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty's ownership interest in News Corporation, the Fox Family Channel, cable networks owned by Fox Cable Networks Group, Fox News Channel and The Health Network are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multi-channel multi-point distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which an AT&T BIS cable system or a Cablevision system with 75 channels or less will not be able to carry one or more of the Company's cable channels (or in the case of Cablevision, an RPP channel) or will have to remove another affiliated channel.

     The FCC's regulations concerning the commercial limits in children's programs and political advertising also apply to certain cable television programming services carried by cable system operators. The Company must provide program ratings information and increased closed captioning of its cable programming services to comply with FCC regulations, and may have to provide video descriptions on some of its services, which could increase its operating expenses.

     The Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. Online services provided by the Company may be subject to COPPA requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults.

ITEM 2.   PROPERTIES

     The Company maintains executive offices and certain of its operations, as well as the Fox News studios at 1211 Avenue of the Americas, New York, New York. These offices cover approximately 284,000 square feet and are provided by News Corporation, which maintains executive offices at such location.

     The Company owns the Fox Studios Lot at 10201 West Pico Boulevard, Los Angeles, California, which consists of approximately 54 acres containing 15 sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery equipment facilities and three restaurants. The Company also leases approximately 320,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot. The Company owns a studio facility in Rosarito, Mexico, which consists of approximately 37 acres containing office space, production facilities and the largest fresh and saltwater tanks used in motion picture production in the world. Fox Studios Australia, a 50/50 joint venture between the Company and Lend Lease Corporation, has entered into a 40-year lease, with a 10-year renewal option, with respect to integrated film and television production and public entertainment facilities in Sydney, Australia, which consists of approximately 60 acres.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                       Executive Officers of the Company

     Set forth below is certain information concerning the executive officers of the Company as of September 1, 2000, which information is hereby included in
Part I of this report.

The Executive Officers of the Company are as follows:

NAME                   AGE                  POSITION
---------------------  ---  ----------------------------------------
K. Rupert Murdoch       69  Chairman and Chief Executive Officer

Peter Chernin           49  President, Chief Operating Officer

Chase Carey             46  Co-Chief Operating Officer

David F.  DeVoe         53  Senior Executive Vice President, Chief
                            Financial Officer

Arthur M. Siskind       61  Senior Executive Vice President, General
                            Counsel


     All of the Executive Officers of the Company are also executive officers of News Corporation. As executive officers of News Corporation, the Executive Officers of the Company continue to render services to News Corporation.

     The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

NAME                       AGE                   POSITION
-------------------------  ---  -------------------------------------------
James N. Gianopulos         48  Chairman of Fox Filmed Entertainment

David Hill                  54  Chairman and Chief Executive Officer of Fox
                                Sports Television Group

Thomas E. Rothman           45  Chairman of Fox Filmed Entertainment

Mitchell Stern              46  Chairman and Chief Executive Officer of
                                Fox Television Stations

Backgrounds of Executive Officers and Senior Executives
-------------------------------------------------------

          K. Rupert Murdoch has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation's principal subsidiary in Australia, since 1953, a Director of News International plc, News Corporation's principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corporation's principal subsidiary in the United States ("NAI"), since 1973. Mr. Murdoch has served as a Director of STAR TV since 1993 and as Chairman from 1993 to 1998, as a Director of BSkyB since 1990 and Chairman since June 1999, as a Director of Sky Global Networks, Inc. ("SGN") since 1998 and Chairman since June 2000, and as a Director of FFW since 1996. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc.

          Peter Chernin has been a Director and President and Chief Operating Officer of the Company since 1998. Mr. Chernin has been a Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of FOX from 1989 until 1992. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 until July 2000 and has been a Director of SGN since June 2000. Mr. Chernin has served on the Advisory Board of PUMA AG since 1999, as a Director of Tickets.com, Inc. since 1999, and as a Director of E*TRADE Group, Inc. since 1999.

          Chase Carey has been a Director of the Company since 1992 and Co-Chief Operating Officer of the Company since 1998. Mr. Carey has served as the Chairman and Chief Executive Officer of Fox Television since 1994. Mr. Carey has been a Director and Co-Chief Operating Officer of News Corporation since 1996, a Director of NAI since 1996, President and Chief Operating Officer of NAI since 1998 and Executive Vice President of NAI from 1996 to 1998. Mr. Carey has been a Director, President and Chief Executive Officer of SGN since June 2000. Mr. Carey was President of the Company from 1995 to 1998, Executive Vice President and Chief Operating Officer from 1991 to 1995 and Senior Vice President from 1988 to 1991. Mr. Carey served as a Director of TV Guide, Inc. from 1999 to July 2000 and has served as a Director of Gemstar-TV Guide International, Inc. since July 2000. Mr. Carey has been a Director of STAR TV since 1993, a Director of NDS Group plc since 1998 and a Director of FFW since 1996. Mr. Carey also serves on the board of directors of Gateway 2000 and Colgate University.

          David F. DeVoe has been a Director of the Company since 1991 and Senior Executive Vice President and Chief Financial Officer of the Company since 1998. Mr. DeVoe has been a Director, Chief Financial Officer and Finance Director of News Corporation since 1990 and Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe was an Executive Vice President of News Corporation from 1990 until 1996. Mr. DeVoe has been a Director of NAI since 1991 and a Senior Executive Vice President since January 1998. Mr. DeVoe served as Executive Vice President of NAI from 1991 to 1998. Mr. DeVoe has been a Director of SGN since 1998, NDS Group plc since 1996, STAR TV since 1993 and BSkyB since 1994.

          Arthur M. Siskind has been a Director and Senior Executive Vice President and General Counsel of the Company since 1998. Mr. Siskind has been a Director and Group General Counsel of News Corporation since 1991 and a Senior Executive Vice President of News Corporation since 1996. Mr. Siskind served as Executive Vice President of News Corporation from 1991 until 1996. Mr. Siskind has been a Director of NAI since 1991 and a Senior Executive Vice President since 1998. Mr. Siskind served as an Executive Vice President of NAI from 1991 to 1998. Mr. Siskind has been a

Director of SGN since 1998, NDS Group plc since 1996, STAR TV since 1993 and BSkyB since 1992. Mr. Siskind has been a member of the Bar of the State of New York since 1962.

          James N. Gianopulos has been Chairman of FFE since July 2000. He shares the position with Thomas E. Rothman. Mr. Gianopulos was President of Twentieth Century Fox International from 1994 until July 2000 overseeing both the Theatrical and the Home Entertainment units. Mr. Gianopulos was President of International and Pay Television for Twentieth Century Fox from 1992 to 1994. Mr. Gianopulos serves on the Board of the USC Entertainment Technology Committee.

          David Hill has served as Chairman and Chief Executive Officer of Fox Sports Television Group since 1999. Mr. Hill served as Chairman and Chief Executive Officer of FOX from 1997 until 1999 and served as President of Fox Sports, a division of Fox Television, from 1993 to 1999. From 1996 until 1997, Mr. Hill served as Chief Operating Officer of Fox Television. In addition, Mr. Hill has served as Chairman of Fox Sports Networks since 1996. From 1996 through 1997, Mr. Hill also served as Fox Sports Networks' Chief Executive Officer.

          Thomas E. Rothman has been Chairman of FFE since July 2000. He shares the position with James N. Gianopulos. Mr. Rothman previously served as President of Twentieth Century Fox Film Group from January to August 2000, and was President of Twentieth Century Fox Production from 1995 to 2000. In 1994, he was the founder and first President of Fox Searchlight Pictures. Mr. Rothman also serves as a member of the board of directors of the Sundance Institute.

          Mitchell Stern has been Chairman and Chief Executive Officer of Fox Television Stations since 1998. Mr. Stern was President and Chief Operating Officer of Fox Television Stations, Inc. from 1993 to 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "FOX". Public trading of the Class A Common Stock commenced on November 11, 1998. Prior to that, there was no public market for the Company's Common Stock. As of September 1, 2000, there were approximately 815 holders of record of the Company's Class A Common Stock.

          The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company's Class A Common Stock.


Fiscal 1999                                    High         Low
-----------                                    ----         ---
 Second Quarter (from November 11, 1998)     $ 25 3/16   $ 19 11/16
 Third Quarter                               $ 29 11/16  $ 22 1/2
 Fourth Quarter                              $ 29 5/8    $ 24 1/2


Fiscal 2000                                    High         Low
-----------                                    ----         ---
 First Quarter                               $ 26 3/16   $ 21 1/8
 Second Quarter                              $ 26 3/16   $ 20 7/16
 Third Quarter                               $ 29 13/16  $ 22 1/4
 Fourth Quarter                              $ 33 5/16   $ 23 7/16

 Fiscal 2001                                 High      Low
 -----------                                 ----      ---
 First Quarter (through September 1, 2000)  $ 34    $ 28 5/16

     The Company has never declared or paid cash dividends on its Class A Common Stock and it is the Company's present intention to retain earnings to finance the expansion of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data of the Company presented below for the years ended June 30, 2000, 1999, 1998, 1997 and 1996 and at June 30, 2000, 1999, 1998 and 1997 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere herein. The selected historical consolidated financial data of the Company presented below at June 30, 1996 has been derived from unaudited consolidated financial statements of the Company. The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization (as defined in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein). For reporting purposes, the financial statements for all periods are collectively referred to as Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto and the other financial information included elsewhere herein.

The historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered.

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                             -------------------------------------------------------
                                                              2000(1)      1999       1998      1997(2)    1996(3)
                                                              ------      ------     ------     ------     ------
                                                               (Dollars in Millions, except for Per Share Data)
STATEMENT OF OPERATIONS DATA:
  Total revenues                                              $8,589      $8,057     $7,023     $5,847     $4,548
  Operating income                                            $  656      $  716     $  663     $  320     $  481
  Net income                                                  $  145      $  205     $  176     $   30     $  411
  Basic and diluted earnings per share                         $0.20       $0.33      $0.32      $0.05      $0.75

STATEMENT OF CASH FLOWS DATA:
  Net cash (used in) provided by operating
   activities                                                 $ (253)     $  753     $  306     $  117     $  321

  Net cash used in investing activities                       $ (536)     $ (615)    $ (876)    $ (278)    $ (838)
  Net cash provided by (used in) financing   activities                   $ (118)    $  415     $  362     $  548
                                                              $  782
                                                                                AT JUNE 30,
                                                                                -----------
                                                                 2000       1999       1998       1997      1996
                                                              -------    -------    -------    -------    ------
                                                                           (Dollars in Millions)
BALANCE SHEET DATA:
  Cash and cash equivalents                                   $   114    $   121    $   101    $   256    $   55
  Total assets                                                 17,930     13,163     12,630     11,697     6,207
  Due to intercompany affiliates                                2,739      1,389      3,702      2,581     2,587
  Borrowings                                                      974         53        375      1,065       141
  Shareholders' equity                                          8,246      6,668      3,941      3,767     1,358

FOOTNOTES:

(1) Fiscal 2000 includes the operating results of the Fox Sports Networks LLC, which was fully acquired in July 1999 (the "Fox Sports Networks Acquisition").

(2) Fiscal 1997 includes the operating results of the ten television stations acquired as part of the January 1997 acquisition of New World Communications Group, Inc.

(3) The Company sold its television stations in Dallas and Atlanta in July and December 1995, respectively, resulting in a $183 million gain in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Fox Entertainment Group's (the "Company") financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including Fox Sports Networks, LLC ("Fox Sports Networks") prior to the Company's acquisition of substantially all of the 50% interest it did not previously own in July 1999, Fox Family Worldwide, Inc. ("FFW"), Fox/Liberty Ventures, LLC, Regional Programming Partners ("RPP"), Regency Television and International Sports Programming LLC ("Fox Sports International"), are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video sales, and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical and home video releases, the number of its original and returning television series that are aired by television networks ("Networks") and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Stations, Television Broadcast Network and Other Television Businesses. The three reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 23 owned and operated television broadcast stations (the "Fox Television Stations") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

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

Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming Segments. Expenses of the three Television segments and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.

Industry Accounting Practices

Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from home video distribution, together with related costs, are recognized in the period in which the product is made widely available for sale by retailers. Revenues from television distribution are recognized when the motion picture or television program is available to the licensee for broadcast. Television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators are recognized as revenue when services are provided. Revenues from professional team ownership are recognized on a game by game basis.

Filmed Entertainment and Television Programming Costs. In accordance with generally accepted accounting principles ("GAAP") and industry practice, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues or operating profits to be realized from all media and markets for such title. The costs of sports contracts are charged to expense based on the ratio of each period's operating profit to estimated total operating profit of the contract. Program rights for entertainment programs and sporting contracts are amortized over the license period. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title and contract basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value.

     The Company plans to adopt a new accounting standard, Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2") in fiscal 2001. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2001, at which time, it expects to record a one-time, non-cash, pre-tax charge of approximately $750 million as a cumulative effect of an accounting change.

Use of Operating Income Before Depreciation and Amortization

Management believes that an appropriate measure for evaluating the operating performance of the Company's business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including consumer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors' data. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting, including the Company's January 1997 acquisition (the "New World Acquisition") of New World Communications Group, Inc. ("New World") and the Company's July 1999 acquisition of Fox Sports Networks. The exclusion of amortization charges is consistent with management's belief that the Company's intangible assets, such as broadcast television licenses, film and television libraries, franchises and the goodwill associated with its brands, are generally increasing in value as the Company implements its business strategies of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP.

                                                                   Years Ended June 30,
                                -----------------------------------------------------------------------------------------
                                                                   (Dollars in Millions)
                                                                                                 Other Data:
                                           Revenues                       Operating Income             Operating Income Before
                                                                                                  Deprecation and Amortization (2)
                                                                                                  ---------------------------------
                                 2000     1999(1)      1998(1)     2000      1999(1)     1998(1)      2000    1999(1)      1998(1)
                                ------    -------     ------       -----     -------     -------     ------   -------      -------
Filmed Entertainment            $3,856    $ 4,416     $3,876       $ 128     $   355     $   266     $  179   $   396      $   292
Television  Stations             1,635      1,469      1,393         585         557         539        774       731          699
Television Broadcast Network     1,751      1,743      1,459          29         (32)         21         47       (16)          31

Other  Television Businesses        97        118        139         (11)         (7)          2        (11)       (3)           2
Cable Network  Programming       1,250        311        156         (75)       (157)       (148)       107       (77)        (101)
                                ------    -------     ------       -----     -------     -------     ------   -------      -------
                                 8,589      8,057      7,023         656         716         680      1,096     1,031          923
Other Charges                        -          -          -           -           -         (17)         -         -          (17)
                                ------    -------     ------       -----     -------     -------     ------   -------      -------
     Total                      $8,589    $ 8,057     $7,023       $ 656     $   716     $   663     $1,096   $ 1,031      $   906
                                ======    =======     ======       =====     =======     =======     ======   =======      =======

     (1) Both fiscal 1999 and 1998 presentations have been reclassified to conform to the fiscal 2000 segment presentation.
     (2) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles and presented in the audited consolidated financial statements included elsewhere in this filing.

Results of Operations - Fiscal 2000 vs. Fiscal 1999

The following table sets forth the Company's operating results, by segment, for fiscal 2000 as compared to fiscal 1999:

                                                          Years Ended June 30,
                                                          --------------------
                                                          (Dollars in Millions)
                                                     2000        1999 (1)      Change
                                                    ------       --------      -----
Revenues:
     Filmed Entertainment                           $3,856       $  4,416      $(560)
     Television Stations                             1,635          1,469        166
     Television Broadcast Network                    1,751          1,743          8
     Other Television Businesses                        97            118        (21)
     Cable Network Programming                       1,250            311        939
                                                    ------       --------      -----
          Total revenues                            $8,589       $  8,057      $ 532
                                                    ======       ========      =====


Operating income (loss):
     Filmed Entertainment                           $  128       $    355      $(227)
     Television Stations                               585            557         28
     Television Broadcast Network                       29            (32)        61
     Other Television Businesses                       (11)            (7)        (4)
     Cable Network Programming                         (75)          (157)        82
                                                    ------       --------      -----

          Total operating income                       656            716        (60)

Interest expense, net                                 (297)          (223)       (74)
Minority interest                                       (4)             -         (4)
Equity in losses of affiliates                         (90)          (146)        56
                                                    ------       --------      -----

Income before income taxes                             265            347        (82)
Income tax expense                                    (120)          (142)        22
                                                    ------       --------      -----
Net income                                          $  145       $    205      $ (60)
                                                    ======       ========      =====


                                                                            Years Ended June 30,
                                                                            --------------------
                                                                       2000        1999 (1)     Change
                                                                      ------       --------      -----
Other Data:

Operating Income (Loss) Before Depreciation and Amortization(2)
     Filmed Entertainment                                             $  179       $    396      $(217)
     Television Stations                                                 774            731         43
     Television Broadcast Network                                         47            (16)        63
     Other Television Businesses                                         (11)            (3)        (8)
     Cable Network Programming                                           107            (77)       184
                                                                      ------       --------      -----


          Total operating income before
              depreciation and amortization                           $1,096       $  1,031      $  65
                                                                      ======       ========      =====


Depreciation and Amortization:
     Filmed Entertainment                                             $   51       $     41      $  10
     Television Stations                                                 189            174         15
     Television Broadcast Network                                         18             16          2
     Other Television Businesses                                           -              4         (4)
     Cable Network Programming                                           182             80        102
                                                                      ------       --------      -----

          Total depreciation and amortization                         $  440       $    315      $ 125
                                                                      ======       ========      =====

(1) The fiscal 1999 presentation has been reclassified to conform to the fiscal 2000 segment presentation.
(2) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles and presented in the audited consolidated financial statements included elsewhere in this filing.

Overview of Company Results. Fiscal year 2000 revenues of $8.6 billion were 7% above the $8.1 billion reported a year ago. The Company reported operating income of $656 million for fiscal 2000, an 8% decrease from the $716 million reported in the prior year. Operating Income Before Depreciation and Amortization of $1,096 million increased 6% over the $1,031 million reported in the prior year. These results reflect increased operating income and Operating Income Before Depreciation and Amortization at the Company's Television Stations and Cable Network Programming businesses which were partially offset by lower Filmed Entertainment operating income and Operating Income Before Depreciation and Amortization.

Equity in losses of affiliates of $90 million improved $56 million over the prior year. This improvement was primarily due to the $60 million gain related to Fox Kids Europe N.V.'s initial public offering ("IPO") in November 1999, which was partially offset by a $39 million write down relating to the Company's investment in Fox Studios Australia.

Net income was $145 million ($0.20 per share) as compared to prior year results of $205 million ($0.33 per share). The weighted average number of common shares outstanding for the year of 722 million reflects the full weighting of the shares issued in connection with the Company's IPO in November 1998 and the issuance of 51.8 million shares to News Corporation in connection with the July 1999 acquisition of substantially all of Liberty Media Corporation's 50% interest in Fox Sports Networks.

Filmed Entertainment. For the year, Filmed Entertainment reported revenues of $3.9 billion, which is a decline of $560 million from the prior year. During fiscal 2000, the Company released 20 new feature films as compared to 22 films released during fiscal 1999. The prior year included the contributions from the foreign theatrical and domestic video sales of Titanic, one of the most successful films of all time, and the strong theatrical performances of There's Something About Mary and Dr. Dolittle. The current year contained disappointing results from the domestic theatrical releases of Anna and the King, Brokedown Palace and Titan A.E. Partially offsetting these disappointing results were contributions from domestic and international pay television and free television licensing agreements covering available film and television series and the domestic theatrical performance of Big Momma's House.

For fiscal 2000, operating expenses increased primarily as a result of the increase in the amortization of film costs and in the number of full season series produced by Twentieth Century Fox Television ("TCFTV") and related entities for the Networks. In addition, operating expenses increased due to renegotiated participation agreements.

For fiscal 2000, operating income decreased approximately 64% to $128 million. Operating losses from Titan A.E., Anna and the King and Brokedown Palace and direct costs of $12 million relating to the shut-down of the Twentieth Century Fox Animation Studios facility in Phoenix, Arizona contributed to these unfavorable results. Partially offsetting these unfavorable results were the strong performance of the domestic DVD release of Independence Day and improved contributions from the domestic and international pay television agreements covering available films and television series, as mentioned above.

For fiscal 2000, Operating Income Before Depreciation and Amortization decreased approximately 55% to $179 million representing a decrease in operating performance as a result of the factors described above. The increase in depreciation and amortization of $10 million relates to depreciation on new facilities at the Fox Studios Lot in Los Angeles, California.

Television Segments. For fiscal 2000, combined revenues of the television related segments increased 5% from prior year, operating income increased 16% and Operating Income Before Depreciation and Amortization increased 14%. In the Television Stations segment, strong revenue increases from a robust advertising market and growth in market share contributed to these gains, which were achieved despite the absence of the World Series and the Super Bowl, both of which were broadcast on the Fox Television Stations during the prior fiscal year. The Fox Television Stations experienced continued revenue growth of 11% due to increases in market share of 0.2 percentage points to 19.6%, and increases in gross advertising expenditures in the stations' market for fiscal 2000. Operating expenses of the Fox Television Stations increased primarily as a result of higher program costs for newly acquired series, as well as the broadcast of additional Major League Baseball games in New York and Boston resulting in increased operating income of 5% to $585 million. In the Television Broadcast Network segment, higher prime time advertising sales combined with revenue from FOX's new economic arrangement with its affiliates, were partially offset by the effect of weaker ratings and by higher prime time programming costs reflecting series cancellations. The increase in operating income primarily relates to the absence of the National Hockey League broadcasts and the World Series, which generated losses in the prior year and higher prime time net advertising sales due to increases in pricing. Partially offsetting these improvements were higher abandonment costs from cancelled shows and higher license fees from returning series.

Cable Network Programming. In connection with the acquisition of the remaining 50% of Fox Sports Networks, the Company changed the composition of this segment. This segment now includes the Fox Sports Networks (including 12 owned and operated Regional Sports Networks ("RSNs") and the FX Channel) and Fox News Channel ("FNC"), as well as the Los Angeles Dodgers and other cable-related properties, which were previously included in the Other Television Businesses segment. Prior year amounts reflect the new segment composition. The revenues reported during fiscal 2000 reflect an increase of approximately $939 million, an increase in operating income of $82 million and a $184 million increase in Operating Income Before Depreciation and Amortization compared to fiscal 1999. These significant increases relate primarily to the first time inclusion of the consolidated results of Fox Sports Networks, as well as narrowing losses at FNC. At Fox Sports Networks, increased subscriber rates from recently completed affiliation agreements, combined with a growing subscriber base, drove affiliate revenues higher across all RSNs and at the FX Channel. These increased revenues were partially offset by increased costs associated with new original programming and launching regional sports news shows. At FNC, improved results were driven by significant gains in advertising revenues from increased national advertising sales volume and pricing, as well as growth in subscribers. FNC continues to expand its distribution and currently has approximately 51 million subscribers, up from 41 million in the prior year.

Interest Expense. For fiscal 2000, interest expense increased approximately 33% to $297 million from $223 million in fiscal 1999, which was primarily due to the interest related to the debt assumed with the purchase of substantially all of Liberty's 50% interest in Fox Sports Networks.

Equity in Losses of Affiliates. For fiscal 2000, equity in losses of affiliates improved approximately 38% to $90 million as compared to equity in losses of affiliates of $146 million in fiscal 1999. These reduced losses resulted primarily from the $60 million gain related to Fox Kids Europe N.V.'s IPO in November 1999. Additionally, losses declined at Fox Sports International primarily due to the increased distribution of the channels. These improvements were partially offset by a $39 million write-down at Fox Studios Australia and losses at The Health Network and National Geographic International channel, both of which were launched during fiscal 2000.

Income Tax Expense. Income tax expense consists of federal, state and foreign taxes on earnings. For fiscal 2000, income tax expense decreased to $120 million from $142 million primarily reflecting the decrease in income before income taxes. The effective income tax rate for fiscal 2000 was 45% compared with 41% in the prior year. The higher effective tax rate is primarily due to an increase in non-deductible intangible amortization related to the Fox Sports Networks acquisition.

Results of Operations - Fiscal 1999 vs. Fiscal 1998

The following table sets forth the Company's operating results, by segment, for fiscal 1999 as compared to fiscal 1998:

                                                                                     Years Ended June 30,
                                                                                     --------------------
                                                                                     (Dollars in Millions)
                                                                             1999 (1)        1998 (1)        Change
                                                                             -------         -------         -------
Revenues:
     Filmed Entertainment                                                    $ 4,416         $ 3,876         $   540
     Television Stations                                                       1,469           1,393              76
     Television Broadcast Network                                              1,743           1,459             284
     Other Television Businesses                                                 118             139             (21)
     Cable Network Programming                                                   311             156             155
                                                                             -------         -------         -------

          Total revenues                                                     $ 8,057         $ 7,023         $ 1,034
                                                                             =======         =======         =======


Operating income (loss):
     Filmed Entertainment                                                    $   355         $   266         $    89
     Television Stations                                                         557             539              18
     Television Broadcast Network                                                (32)             21             (53)
     Other Television Businesses                                                  (7)              2              (9)
     Cable Network Programming                                                  (157)           (148)             (9)
                                                                             -------         -------         -------

                                                                                 716             680              36
     Other charges                                                                --             (17)             17
                                                                             -------         -------         -------
          Total operating income                                                 716             663              53
Interest expense, net                                                           (223)           (271)             48
Equity in losses of affiliates                                                  (146)            (81)            (65)
                                                                             -------         -------         -------

Income before income taxes                                                       347             311              36
Income tax expense                                                              (142)           (135)             (7)
                                                                             -------         -------         -------

Net income                                                                   $   205         $   176         $    29
                                                                             =======         =======         =======
Other Data:

Operating Income (Loss) Before Depreciation and Amortization(2)
     Filmed Entertainment                                                    $   396         $   292         $   104
     Television Stations                                                         731             699              32
     Television Broadcast Network                                                (16)             31             (47)
     Other Television Businesses                                                  (3)              2              (5)
     Cable Network Programming                                                   (77)           (101)             24
                                                                             -------         -------         -------

                                                                               1,031             923             108
                                                                             -------         -------         -------

     Other charges                                                              --               (17)             17
                                                                             -------         -------         -------

          Total operating income before
              depreciation and amortization                                  $ 1,031         $   906         $   125
                                                                             =======         =======         =======

Depreciation and Amortization:
     Filmed Entertainment                                                    $    41         $    26         $    15
     Television Stations                                                         174             160              14
     Television Broadcast Network                                                 16              10               6
     Other Television Businesses                                                   4            --                 4
     Cable Network Programming                                                    80              47              33
                                                                             -------         -------         -------

          Total depreciation and amortization                                $   315         $   243         $    72
                                                                             =======         =======         =======

(1) Both fiscal 1999 and 1998 presentations have been reclassified to conform to the fiscal 2000 segment presentation.
(2) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles and presented in the audited consolidated financial statements included elsewhere in this filing.


Filmed Entertainment. For fiscal 1999, revenues increased approximately 14% to $4.4 billion. During fiscal 1999, the Company released 22 new feature films as compared to 25 films released during fiscal 1998. The increase in revenues can be attributed to the strong theatrical releases of Never Been Kissed, Entrapment and the much anticipated Star Wars Episode I: The Phantom Menace, which, with its accumulated domestic box office receipts of $416 million, ranks as the third highest grossing film in history behind two other releases of the Company, Titanic and the original Star Wars. Also contributing were the worldwide theatrical and video releases of the highly successful There's Something About Mary and Dr. Dolittle as well as Titanic's worldwide video release.

For fiscal 1999, operating expenses increased primarily as a result of the increase in the amortization of film costs and in the number of full season series produced by TCFTV and related entities for the Networks.

For fiscal 1999, operating income increased approximately 34% to $355 million. Operating results from the successful films mentioned above were partially offset by the lower than expected results of The Siege, The Thin Red Line, Ravenous, Office Space and Pushing Tin, for which ultimate losses were recognized during fiscal 1999. TCFTV also contributed to the increase in operating income as a result of its syndication of network series to cable networks. Partially offsetting these factors was the increase in production costs of three new dramas as compared to two in the prior fiscal year.

For fiscal 1999, Operating Income Before Depreciation and Amortization increased approximately 36% to $396 million representing significantly improved operating performance primarily as a result of the factors described above.

Television Segments. For fiscal 1999, combined revenues from all television related segments increased approximately 11%, operating income decreased 8% and Operating Income Before Depreciation and Amortization decreased 3%. The Fox Television Stations experienced continued revenue growth due to increases in market share, up 1.1 percentage points to 19.4%, and advertising sales, up 4.7%. For fiscal 1999, operating expenses of the Fox Television Stations increased primarily as a result of the costs associated with the investment in local programming and news expansion. At the Fox Television Stations, operating income increased in fiscal 1999 approximately 3% to $557 million. At the Television Broadcast Network, increased programming costs related to FOX's National Football League ("NFL") contract, including the costs of Super Bowl XXXIII, combined with a loss on FOX's Major League Baseball contract due to the New York Yankees' four game sweep of the 1998 World Series, resulting in a higher average cost per game, also contributed to the rise in operating expenses. FOX recently implemented a new agreement with its affiliate stations to increase FOX's share of future advertising revenue. At FOX, base revenue was positively affected by its programming lineup, resulting in strong ratings in the key targeted audience, adults aged 18-49 years old. As a result of FOX's ratings, advertising revenues increased as FOX was able to obtain higher rates for advertising targeted at adults aged 18-49 years old. Additionally, revenues increased in fiscal 1999 from the broadcast of Super Bowl XXXIII; the Super Bowl was not broadcast by FOX in fiscal 1998. Operating income for FOX decreased to a $32 million loss from $21 million in income in the prior year.

Cable Network Programming. For fiscal 1999, this segment's revenues increased to $311 million, primarily due to the addition of 9 million new subscribers to the FNC and a 200% increase in ratings from the prior fiscal year yielding higher
affiliate and advertising revenues.   Operating losses increased 6% which is
principally related to the inclusion of the full year results of operations of the Los Angeles Dodgers as compared to the prior year which only included results of operations from the April 1998 acquisition.

For fiscal 1999, operating expenses increased as a result of increased marketing, newsgathering and launch support expenses.

For fiscal 1999, operating losses increased approximately 6%, or $9 million, to a loss of $157 million from a loss of $148 million in fiscal 1998. FNC continues to experience losses but has increased subscriber revenues as a result of its strengthened distribution base.

For fiscal 1999, Operating Loss Before Depreciation and Amortization narrowed by approximately 25%, or $24 million, to a loss of $77 million from a loss of $101 million in fiscal 1998. These results represent an improvement in operating performance as described above.

Interest Expense. For fiscal 1999, interest expense decreased approximately 18% to $223 million from $271 million in fiscal 1998, principally reflecting the repayment of external debt and the decrease in average balances due to The News Corporation Limited and its affiliates ("News Corporation").

Equity in Losses of Affiliates. For fiscal 1999, equity in losses of affiliates increased approximately 80% to $146 million as compared to equity in losses of affiliates of $81 million in fiscal 1998. These losses resulted primarily from additional interest expense related to a full year of financing costs incurred by equity affiliates associated with Fox Sports Networks' acquisition of RPP and Fox Kids Worldwide's acquisition of International Family Entertainment, Inc. ("IFE").

Income Tax Expense. Income tax expense consists of federal, state and foreign taxes on earnings before income taxes. The increase in income tax expense is attributable to the increase in income before income taxes. The effective income tax rate for fiscal 1999 was 41% compared with 43% in the prior year. The lower effective tax rate resulted primarily from reduced state and local taxes provided partially offset by higher non-deductible amortization and expense compared to fiscal 1998.

Liquidity and Capital Resources

     The Company's principal sources of cash flow are from internally generated funds and borrowings from News Corporation.

     Net cash flows used in operating activities in fiscal 2000 decreased to $253 million from net cash provided by operating activities of $753 million in fiscal 1999. This decrease was primarily attributable to sports rights payments, primarily for NFL programming, increased inventory growth related to theatrical films and increased receivables associated with domestic and international video sales.

     Net cash flows used in investing activities were $536 million and $615 million in fiscal 2000 and 1999, respectively. Capital expenditures during this period were principally for construction of facilities and renovations at the Company's Fox Studios Lot, digital technology equipment, new building construction at Fox Television Stations and renovations at Dodger Stadium. During fiscal 2000, the Company's major investments included investments in Southwest Sports Group (one of Fox Sports Networks' RSNs), FFW and certain of Fox Sports Networks' equity affiliates.

     Net cash flows provided by financing activities increased to $782 million in fiscal 2000 from net cash used in financing activities of $118 million in fiscal 1999. The increase was primarily due to advances from News Corporation used to fund operating and investing activities for the period. In connection with the acquisition of the remaining 50% interest in Fox Sports Networks, borrowings of approximately $1.5 billion were assumed by the Company. There are certain covenants related to outstanding indebtedness that, among other things, limit distributions by Fox Sports Networks to the Company. These covenants had no material impact on the Company in fiscal 2000. During the year ended June 30, 2000, approximately $784 million of borrowings were repaid.

     In July 1999, News Corporation acquired substantially all of Liberty Media's 50% interest in Fox Sports Networks. In exchange for its interest, Liberty received approximately 51.8 million News Corporation American Depositary Receipts ("ADRs") (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion. Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox Sports Network's bank debt. The repayment of this bank debt was funded through additional advances from News Corporation.

     In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange media branding services and a 50% interest in The Health Network for a cost basis preferred stock interest in WebMD. Pursuant to these transactions, WebMD issued to the Company Series A preferred stock subject to a three-year lockup, independently valued at approximately $500 million, which will convert to approximately 14.4 million shares of WebMD common stock in three years. On a pro forma basis, if the Company were able to convert its Series A preferred stock into common stock, the market value of such common stock would be $213.3 million as of June 30, 2000. The Company has evaluated the carrying value of the WebMD Series A preferred stock and has determined that current events or circumstances do not indicate a permanent decline in the carrying value of the preferred stock at this time. In consideration for the transfer to WebMD of the remaining 50% interest in The Health Network, the Company can receive up to a maximum of 8.3 million additional WebMD common shares over a five-year period, based upon The Health Network achieving certain milestones. The Company is obligated to provide $45 million in funding to The Health Network during the next three years, which is reflected in accounts payable in the accompanying consolidated balance sheet. The Company agreed to provide media branding services, including advertising and promotion with a market value of approximately $400 million, over ten years. Through June 2000, the Company has provided approximately $15 million of media services to WebMD under this agreement. The carrying value of the obligations for future media branding services were approximately $300 million at June 30, 2000 (market value of approximately $380 million), which is reflected in deferred revenue in the accompanying balance sheet.

     On August 14, 2000 the Company entered into an agreement to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. In the transaction, News Corporation will pay approximately $5.35 billion, comprised of a cash payment of approximately $2.13 billion and approximately 73 million ADRs representing 292 million News Corporation preferred shares. Upon consummation of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will own and operate the acquired stations in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A Common Stock, increasing News Corporation's ownership percentage in the Company from 82.76% to approximately 85.25%. The closing of the acquisition is subject to customary conditions including shareholder and regulatory approval.

     Due to increased competition and costs associated with film production, film studios constantly evaluate the risks and rewards of production. Companies use various strategies to balance this risk with their capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only, and insurance.

     Pursuant to a series of film rights agreements with New Millennium, the Company has agreed to sell completed feature films produced over the period 1997 through 2001 to New Millennium at amounts which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to reacquire the films after a period when significantly all of the ultimate revenues have been earned based on a formula which considers the remaining projected ultimate revenues, net of cost, as defined at the time of reacquisition. Through this arrangement, New Millennium provides the Company with an external source of capital willing to share in the risks of motion picture production. In cases where the Company fully produces, retains and distributes motion pictures, the Company has the full risk and reward from such films. Under the arrangement with New Millennium, it participates in certain of the risks and rewards from the portfolio of films it has acquired. Although following the expiration of the New Millennium arrangement in 2001, the Company expects to be able to extend the existing arrangements or enter into alternative arrangements, there can be no assurance that such extension or alternative arrangements will be effected or, if effected, will be effected on similar terms to the existing arrangements. Unless this arrangement is extended or an alternate arrangement is entered into prior to the expiration of the film rights agreements in 2001, the Company expects that the funding of its film production activities will be met through internally generated funds or from other external sources of funds, which could include funds made available to the Company from News Corporation or its affiliates. The Company is currently exploring similar financing strategies which would be implemented upon the expiration of the present agreement with New Millennium.

     The Company does not record any revenue or expense from the sale of the films, at cost, to New Millennium. Thereafter, the Company accrues participations due to New Millennium in the same manner that the Company has historically amortized film costs under Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of

Motion Picture Films". As the participation payments due to New Millennium are payable over a two-to-three year period, amounts included in interest expense primarily reflect the direct pass through cost that New Millennium charges the Company for interest and related costs on its credit facility. Cumulatively, through June 30, 2000 and 1999, 78 and 63 films had been sold, respectively. No films have been reacquired as of June 30, 2000. As of June 30, 2000 and 1999, $251 million and $432 million of amounts due under these agreements were included in participations, residuals and royalties payable, respectively.

     The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. The Company used the entire net proceeds from its IPO to repay a portion of the amounts due to intercompany affiliates. Immediately following consummation of the IPO and the application of the net proceeds therefrom, the aggregate amount outstanding due to intercompany affiliates was approximately $1.8 billion. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. At June 30, 2000, the intercompany interest rate approximated 8%. The Company anticipates that cash from future operations will be sufficient to meet its working capital requirements.

     Future minimum payments under the Company's eight year contract for program rights to broadcast certain NFL games aggregated approximately $3.8 billion at June 30, 2000, and are payable over the remaining six year term. The Company's minimum commitments and guarantees under certain programming, production, licensing, artists, athletes and other agreements aggregated approximately $5.0 billion at June 30, 2000, which are payable principally over a five year period. The NFL contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including strength of advertising markets, effectiveness of marketing efforts and the size of viewer audience.

     The Company's eight year contract with the National Association of Stock Car Auto Racing ("NASCAR"), for a total value of $1.742 billion, gives the Company rights to broadcast certain NASCAR races. This agreement begins in February 2001 with the Daytona 500.

     The Company and Liberty/TINTA LLC, a subsidiary of Liberty, each owns 50% of Fox Sports International. In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50% of Fox Sports Networks, Liberty has an option to cause News Corporation to acquire and News Corporation has the option to cause Liberty/TINTA to sell the 50% interest in Fox Sports International held by Liberty/TINTA in exchange for an aggregate 3,633,866 ADRs representing 14,535,464 preferred shares. Such options may be exercised at any time during the 60 days following July 15, 2001. If such options are exercised, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of the Company's Class A Common Stock.

  In connection with the formation of FFW and pursuant to a Stock Ownership Agreement dated December 22, 1995 and Strategic Stockholders Agreement dated as of August 1, 1997, as amended, the Saban Stockholders were granted an option to sell to the Company, upon the occurrence of certain events, all of the Class B Common Stock then held by them, and any of their transferees. The exercise of the option may be triggered (i) by the death of Haim Saban, if he dies prior to December 22, 2012, in which case the option is exercisable for a period of up to one year from the time of his death; (ii) upon a change of control of FOX; (iii) on January 31, 2001 or (iv) any time after December 22, 2002. The purchase price formula under the option is based on the fair market value of FFW.

New Accounting Pronouncements

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2001, at which time, it expects to record a one-time, non-cash, pre-tax charge of approximately $750 million as a cumulative effect of an accounting change.

     In June 1998, the FASB issued SFAS No. 133 (as amended by SFAS Nos. 137 and
138), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes the impact of adopting SFAS No. 133 will not be material. However, the statement could increase volatility in earnings and other comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL STATEMEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----

FOX ENTERTAINMENT GROUP, INC

Report of Independent Public
 Accountants .....................................................................................  36
Consolidated Balance Sheets as of June 30, 2000 and 1999 .........................................  37
Consolidated Statements of Operations for the years ended
   June 30, 2000, 1999, and 1998 .................................................................  38
Consolidated Statements of Cash Flows for the years ended
   June 30, 2000, 1999, and 1998 .................................................................  39
Consolidated Statements of Shareholders' Equity for the
   years ended June 30, 2000, 1999, and 1998 .....................................................  40
Notes to Consolidated Financial Statements .......................................................  41

FOX FAMILY WORLDWIDE, INC.

Report of Independent Public Accountants..........................................................  58
Consolidated Balance Sheets as of June 30, 1999 and 2000..........................................  59
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000.................................................................  60
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
 for each of the three years in the period ended June 30, 2000....................................  61
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.................................................................  62
Notes to Consolidated Financial Statements........................................................  64


    FOX FAMILY WORLDWIDE, INC. (cont'd.)

    Financial Statement Schedules:
      Report of Independent Public Accountants.................................  90
      Schedule I:  Condensed Financial Information of the Registrant...........  91
      Schedule II:  Valuation and Qualifying Accounts and Reserves.............  95

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the "Company"), as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California
August 16, 2000

                         FOX ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         2000       1999
                                                                                        -------    -------
ASSETS
     Cash and cash equivalents                                                          $   114    $   121
     Accounts receivable, net                                                             2,191      1,756
     Filmed entertainment and television
      programming costs, net                                                              3,438      2,621
     Investments in equity affiliates                                                     1,510        785
     Property and equipment, net                                                          1,478      1,321
     Intangible assets, net                                                               7,836      5,818
     Other assets and investments                                                         1,363        741
                                                                                        -------    -------
          Total assets                                                                  $17,930    $13,163
                                                                                        =======    =======

LIABILITIES

     Accounts payable and accrued liabilities                                           $ 1,946    $ 1,682
     Participations, residuals and royalties payable                                      1,209      1,321
     Television programming rights payable                                                  903        566
     Deferred revenue                                                                       688        293
     Borrowings                                                                             974         53
     Deferred income taxes                                                                1,058        975
     Other liabilities                                                                      147        215
                                                                                        -------    -------
                                                                                          6,925      5,105
     Due to intercompany affiliates                                                       2,739      1,389
                                                                                        -------    -------

          Total liabilities                                                               9,664      6,494

     Minority interest in subsidiaries                                                       20          1

     Commitments and contingencies

SHAREHOLDERS' EQUITY

     Preferred stock, $.01 par value per share;
      100,000,000 shares authorized; 0 shares issued
      and outstanding at June 30, 2000 and 1999                                              --         --
      Class A Common stock, $.01 par value
      per share; 1,000,000,000 shares authorized;
      176,559,834 and 124,800,000 shares issued and
      outstanding at June 30, 2000 and 1999, respectively                                     2          1
     Class B Common stock, $.01 par value per
      share; 650,000,000 shares authorized;
      547,500,000 shares issued and outstanding at June 30, 2000 and 1999                     6          6
     Paid-in capital                                                                      8,023      6,599
     Retained earnings and accumulated other comprehensive income
                                                                                            215         62
                                                                                        -------    -------

     Total shareholders' equity                                                           8,246      6,668
                                                                                        -------    -------

     Total liabilities and shareholders' equity                                         $17,930    $13,163
                                                                                        =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED JUNE 30,
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       2000       1999       1998
                                                                      ------     ------     ------
Revenues                                                              $8,589     $8,057     $7,023
Expenses:
     Operating                                                         6,482      6,220      5,332
     Selling, general and administrative                               1,011        806        768
     Depreciation and amortization                                       440        315        243
     Other charges                                                        --         --         17
                                                                      ------     ------     ------

Operating income                                                         656        716        663

Other expenses:
     Interest expense, net                                              (297)      (223)      (271)
     Minority interest                                                    (4)        --         --
     Equity in losses of affiliates                                      (90)      (146)       (81)
                                                                      ------     ------     ------

Income before income taxes                                               265        347        311
Income tax expense                                                      (120)      (142)      (135)
                                                                      ------     ------     ------

Net income                                                            $  145     $  205     $  176
                                                                      ======     ======     ======


Basic and diluted earnings per share                                   $0.20      $0.33      $0.32
                                                                      ======     ======     ======


Basic and diluted weighted average
number of  common equivalent shares
outstanding (in millions)                                                722        626        548
                                                                      ======     ======     ======


  The accompanying notes are an integral part of these consolidated financial statements

                         FOX ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,
                             (DOLLARS IN MILLIONS)

                                                                                             2000        1999       1998
                                                                                            ------     -------     ------
OPERATING ACTIVITIES
Net income                                                                                  $  145     $   205     $  176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                             440         315        243
     Equity in losses of affiliates                                                             90         146         81
     Changes in operating assets and liabilities:
       Accounts receivable and other assets                                                   (310)        161       (458)
       Filmed entertainment and television programming costs                                  (786)       (513)       (30)
       Accounts payable and accrued liabilities                                                100         252        236
       Participations, residuals and royalties payables                                         68         187         58
                                                                                            ------     -------     ------

          Net cash (used in) provided by operating activities                                 (253)        753        306

INVESTING ACTIVITIES
Acquisitions, net of cash acquired                                                              63          --       (328)
Investments in equity affiliates                                                              (174)       (140)      (141)
Other investments                                                                             (178)       (168)      (199)
Purchases of property and equipment                                                           (247)       (307)      (208)
                                                                                            ------     -------     ------

          Net cash used in investing activities                                               (536)       (615)      (876)

FINANCING ACTIVITIES
Borrowings                                                                                     197         110        282
Repayment of borrowings                                                                       (784)       (432)      (972)
Proceeds from Initial Public Offering                                                           --       2,689         --
(Repayments to) advances from affiliates, net                                                1,369      (2,485)     1,105
                                                                                            ------     -------     ------

          Net cash (used in) provided by financing activities                                  782        (118)       415

Net (decrease) increase in Cash and cash equivalents                                            (7)         20       (155)

Cash and cash equivalents, beginning of year                                                   121         101        256
                                                                                            ------     -------     ------

Cash and cash equivalents, end of year                                                      $  114     $   121     $  101
                                                                                            ======     =======     ======

Supplemental information on non-cash investing and financing activities:

Fair value of assets acquired                                                               $3,313
Cash acquired                                                                                   63
  Less:  Liabilities assumed                                                                 1,951
                                                                                            ------

Fair value of stock consideration                                                           $1,425
                                                                                            ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              YEARS ENDED JUNE 30,
                             (DOLLARS IN MILLIONS)

                                                                                                  ACCUMULATED OTHER
                                      PREFERRED    COMMON   PAID-IN             RETAINED         COMPREHENSIVE INCOME
                                        STOCK       STOCK   CAPITAL             EARNINGS                 (LOSS)           TOTAL
                                        -----       -----   -------             --------                 ------           -----
BALANCE AT JUNE 30, 1997                 $ 1         $-     $3,132                $ 636                   $(2)            $3,767
Comprehensive income (loss):
 Net income                               --         --         --                  176                    --                176
 Foreign currency
 translation adjustments                  --         --         --                   --                    (2)                (2)
                                   ---------------------------------------------------------------------------------------------
Total comprehensive income (loss)         --         --         --                  176                    (2)               174
                                   ---------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                   1         --      3,132                  812                    (4)             3,941
Redemption of preferred                   (1)        --         --                   --                    --                 (1)
 stock in connection with
 reorganization
Issuance of Class A Common                --          1      2,688                   --                    --              2,689
 Stock
Conversion of Class B Common              --          6         (6)                  --                    --                 --
 Stock in connection with
 Recapitalization
Elimination of certain                    --         --        785                 (948)                   --               (163)
 Intercompany debt and
 payment of dividends
Comprehensive income (loss):
 Net income                               --         --         --                  205                    --                205
 Foreign currency                         --         --         --                   --                    (3)                (3)
 Translation adjustments
                                   ---------------------------------------------------------------------------------------------
Total comprehensive income (loss)         --         --         --                  205                    (3)               202
                                   ---------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                  --          7      6,599                   69                    (7)             6,668
Issuance of Class A Common Stock          --          1      1,424                   --                    --              1,425
Comprehensive income (loss):
 Net income                               --         --         --                  145                    --                145
 Foreign currency
 translation adjustments                  --         --         --                   --                     8                  8
                                   ---------------------------------------------------------------------------------------------
Total comprehensive income (loss)         --         --         --                  145                     8                153
BALANCE AT JUNE 30, 2000              $   --      $   8     $8,023                $ 214                  $  1             $8,246
                                   =============================================================================================



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

Prior to the transactions referred to in Note 3, The News Corporation Limited and its subsidiaries ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. Included in this contribution were Twentieth Century Fox Film Corporation, which was acquired by News Corporation in 1985, News Corporation's interest in Fox Family Worldwide, Inc. and Fox/Liberty Networks, LLC, International Sports Programming Partners, Fox/Liberty Ventures, LLC and other cable network programming and related interests.

In connection with the Reorganization in fiscal 1999, the outstanding voting preferred stock of the Company was acquired from an executive of the Company for its par value of $760,000 plus accrued dividends. Contemporaneous with this transaction, the executive acquired the voting preferred stock of a subsidiary of the Company, Fox Television Holdings, Inc. ("FTH") for the identical par value and dividend rate (see Note 2). The voting preferred stock of the Company had been acquired by the executive in accordance with a 1985 order of the Federal Communications Commission ("FCC") in connection with the Company's acquisition of television stations.

The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization. For reporting purposes, the financial statements for all periods are collectively referred to as consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company consolidated with the accounts of its majority-owned and controlled subsidiaries (See Note 1). For financial reporting purposes, control generally means ownership of a majority interest in an entity but may, in certain instances, result from other considerations, including a company's capacity to dominate decision making in relation to the financial and operating policies of the consolidated entity. FTH, a subsidiary of the Company, has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal years 1999 and 1998 comprise 52-week periods, while fiscal year 2000 comprises a 53-week period.

BALANCE SHEET PRESENTATION

As an entertainment company which complies with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films", the Company has elected to present unclassified balance sheets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

REVENUE RECOGNITION

Filmed Entertainment

In accordance with SFAS No. 53, revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home video sales, net of a reserve for returns, are recognized on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

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

Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming

In accordance with SFAS No. 63, "Financial Reporting by Broadcasters", television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable system and DBS operators are recognized as revenue when services are provided. Revenues from professional team ownership are recognized on a game by game basis.

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

Pursuant to a series of film rights agreements with an independent third party, the Company has agreed to sell completed feature films produced over the period 1997-2001 to the third party at amounts which approximate cost. The Company is the distributor of these films. Additionally, the Company has the option to re-acquire the films after a period when significantly all of the ultimate revenues have been earned, based on a formula which considers the remaining projected ultimate revenues net of costs, as defined, at the time of re-acquisition. Cumulatively, through June 30, 2000 and 1999, seventy-eight and sixty-three films had been sold, respectively. No films have been re-acquired as of June 30, 2000. As a distributor, the Company has recorded, in its statements of operations, the revenues received from and operating expenses related to the exploitation of the films in all markets, and, in interest expense, net, certain other costs relating to the agreements of $51 million and $64 million in 2000 and 1999, respectively. As of June 30, 2000 and 1999, $251 million and $432 million, respectively, of amounts due under these agreements were included in participations, residuals and royalties payable.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are depreciated using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

INTANGIBLE ASSETS

As a creator and distributor of branded information and entertainment copyrights, the Company has a significant and growing amount of intangible assets, including goodwill, free and cable television networks and stations, film and television libraries, sports franchises, entertainment franchises, and other copyright products and trademarks. In accordance with generally accepted accounting principles, the Company does not record the fair value of these internally generated intangible assets. However, intangible assets acquired in business combinations are recorded at their fair market value. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible net assets. Such intangible assets are amortized using the straight-line method over the following lives: goodwill (40 years); FCC licenses (40 years); franchises and other (4 - 40 years).

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of film costs and programming contracts. Because of the use of estimates inherent in the financial reporting process, especially for entertainment companies, actual results could differ from those estimates. These differences could be material.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with fiscal 2000 presentation.

3. INITIAL PUBLIC OFFERING

On November 11, 1998, the Company consummated an initial public offering ("IPO") through the issuance and sale of 124,800,000 shares of Class A Common Stock. The newly issued shares of Class A Common Stock represented approximately 18.6% of the Company's outstanding common stock. The net proceeds from the IPO were approximately $2.7 billion and were used to reduce intercompany indebtedness. Prior to the IPO, News Corporation effected a Reorganization and a recapitalization that gave effect to the following transactions: (i) contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films, television programming and cable network programming, (ii) the elimination of certain outstanding intercompany debt against paid-in capital, (iii) the concurrent payment of dividends to a subsidiary of News Corporation (which reduced retained earnings and paid-in capital) such that after (ii) and (iii), $4.5 billion of intercompany debt was outstanding, (iv) the authorization of the new Class A and Class B Common Stock and the conversion of the Company's outstanding common stock into 547,500,000 shares of Class B Common Stock, and
(v) the adjustment to increase the interest rate from 5% to 8% under the terms of the intercompany indebtedness that was outstanding after the Reorganization. For the year ended June 30, 1999, after giving effect to the IPO, Reorganization and recapitalization, as if they had occurred on July 1, 1998 rather than on November 11, 1998, the pro forma net income and earnings per share would have been $246 million and $0.37, respectively, as a result of a decrease in intercompany interest expense of $69 million, an increase in income taxes of $28 million and an increase of 46 million shares in the weighted average number of shares outstanding.

In November 1998, for purposes of governing certain on-going relationships between the Company and News Corporation and to facilitate the Reorganization, the Company and News Corporation entered into a Master Intercompany Agreement which includes various agreements relating to cash management and financing, executive officer services, the provision of services of certain Company employees to News Corporation and its subsidiaries, facility arrangements, employee matters, insurance, administrative services, trademarks and indemnities by the Company and News Corporation. The Company and a subsidiary of News Corporation also entered into a Tax Sharing Agreement (See Note 9). These agreements were negotiated in the context of a parent-subsidiary relationship and, therefore, are not the result of arms length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof, will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

4. ACQUISITION

In July 1999, News Corporation acquired substantially all of Liberty Media Corporation's ("Liberty") 50% interest in Fox/Liberty Networks, LLC and Fox/Liberty Ventures, LLC. In exchange for its interest, Liberty received approximately 51.8 million News Corporation American Depositary Receipts ("ADRs") (representing 207.1 million preferred limited voting ordinary shares of News Corporation) valued at $1.425 billion.

Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest to 82.76% from 81.44% while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Network, LLC's outstanding bank debt. The repayment of this bank debt was funded through additional advances from its affiliates. Fox/Liberty Networks, LLC was subsequently named Fox Sports Networks, LLC ("Fox Sports Networks"). The acquisition has been accounted for as a purchase business combination. The results of Fox Sports Network have been included in the Company's results of operations since July 1999.

5. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

Filmed entertainment and television programming costs consisted of the following at June 30:

                                                                                                        2000                1999
                                                                                                       ------              ------
Filmed entertainment costs:
     Released, less accumulated amortization ...............................................           $1,226              $1,030
     Completed, not released ...............................................................              142                 169
     In process ............................................................................              872                 696
Television programming costs, less accumulated amortization ................................            1,198                 726
                                                                                                       ------              ------

                                                                                                       $3,438              $2,621
                                                                                                       ======              ======

As of June 30, 2000, the Company estimated that approximately 88% of released unamortized filmed entertainment costs will be amortized within the next three years.

6. INVESTMENTS

FOX FAMILY WORLDWIDE, INC.

In November 1995, the Company and Saban Entertainment Inc. ("Saban") formed a joint venture, Fox Kids Worldwide, LLC, to jointly develop and acquire appealing family programming that can be commercially exploited worldwide. In connection with the acquisition of International Family Entertainment, Inc., in August 1997, this venture was reorganized pursuant to which it became a wholly owned subsidiary of Fox Family Worldwide, Inc. ("FFW"). The Company has a 49.5% interest in this venture.

In connection with the formation of FFW and pursuant to a Stock Ownership Agreement dated December 22, 1995 and Strategic Stockholders Agreement dated as of August 1, 1997, as amended, the Saban Stockholders were granted an option to sell to the Company, upon the occurrence of certain events, all of the Class B Common Stock then held by them, and any of their transferees. The exercise of the option may be triggered (i) by the death of Haim Saban, if he dies prior to December 22, 2012, in which case the option is exercisable for a period of up to one year from the time of his death; (ii) upon a change of control of Fox Broadcasting Company ("FOX"); (iii) on January 31, 2001 or (iv) any time after December 22, 2002. The price purchase formula under the option is based on the fair market value of FFW.

In November 1999, Fox Kids Europe N.V. ("FKE"), a subsidiary of 49.5% owned equity affiliate FFW, completed an IPO of 24% of FKE ordinary shares. The resulting gain for FFW included in the Company's equity in losses of affiliates and net income was approximately $61 million and $39 million, respectively.

INTERNATIONAL SPORTS PROGRAMMING PARTNERS

The Company and Liberty/TINTA LLC, a subsidiary of Liberty, each owns 50% of Fox Sports International. In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50% of Fox Sports Networks, Liberty has an option to cause News Corporation to acquire and News Corporation has the option to cause Liberty/TINTA to sell the 50% interest in Fox Sports International held by Liberty/TINTA in exchange for an aggregate 3,633,866 ADRs representing 14,535,464 preferred shares. Such options may be exercised at any time during the 60 days following July 15, 2001. If such options are exercised, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A Common Stock.

OTHER

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange media branding services and a 50% interest in The Health Network for a cost basis preferred stock interest in WebMD. Pursuant to these transactions, WebMD issued to the Company Series A preferred stock subject to a three-year lockup, independently valued at approximately $500 million, which will convert to approximately 14.4 million shares of WebMD common stock in three years. On a pro forma basis, if the Company were able to convert its Series A preferred stock into common stock, the market value of such common stock would be $213.3 million as of June 30, 2000. The Company has evaluated the carrying value of the WebMD Series A preferred stock and has determined that current events or circumstances do not indicate a permanent decline in the carrying value of the preferred stock at this time. In consideration for the transfer to WebMD of the remaining 50% interest in The Health Network, the Company can receive up to a maximum of 8.3 million additional WebMD common shares over a five-year period, based upon The Health Network achieving certain milestones. The Company is obligated to provide $45 million funding to The Health Network during the next three years, which is reflected in accounts payable in the accompanying consolidated balance sheet. The Company agreed to provide media branding services, including advertising and promotion with a market value of approximately $400 million, over ten years. Through June 2000, the Company has provided approximately $15 million of media services to WebMD under this agreement. The carrying value of the obligations for future media branding services were approximately $300 million at June 30, 2000 (market value of approximately $380 million), which is reflected in deferred revenue in the accompanying balance sheet.

During 2000, included in equity losses of affiliates, the Company wrote down $39 million relating to its 50% investment in Fox Studios Australia due to lower than expected attendance.

In addition, the Company has investments in nine Regional Sports Networks ("RSNs"), National Sports Partners, Regency Television, National Geographic International Channel, Outdoor Life Channel, The Golf Channel and Speedvision Channel.

SUMMARIZED FINANCIAL DATA

Summarized financial data for equity affiliates at June 30 is presented below:

                                                           2000      1999       1998
                                                          ------    ------     ------
Total assets........................................      $5,103    $4,641        n/a
Total liabilities...................................       3,337     4,324        n/a
Revenues............................................       1,752     1,404      1,317
Operating income ...................................         145        38         63
Net income (loss)...................................      $   24    $ (291)    $ (162)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

                                                             2000       1999
                                                            ------     ------
Machinery and equipment.................................    $  885     $  718
Buildings and leaseholds................................       919        821
Land....................................................       175        168
                                                            ------     ------

                                                             1,979      1,707
Less accumulated depreciation...........................      (501)      (386)
                                                            ------     ------

                                                            $1,478     $1,321
                                                            ======     ======

Included in buildings and leaseholds were capital expenditures for construction in progress of approximately $36 million and $171 million, as of June 30, 2000 and 1999, respectively, principally relating to the construction of new office buildings and improvements at the Company's Fox Studios Lot in Los Angeles, California.


8. BORROWINGS

Borrowings consisted of the following at June 30:

                                                                                       2000     1999
                                                                                       -----    -----
Film production financing(a)..................................................         $ 143    $  53
$500 million 8  7/8% Senior Notes due 2007(b) ...................................        500       --
$405 million 9  3/4% Senior Discount Notes due 2007(b) ......................           331       --
                                                                                       -----    -----

                                                                                       $ 974    $  53
                                                                                       =====    =====

(a) The Company has various single-film productions financing arrangements, which are secured by the film assets and bear interest at approximately 7% in each of the fiscal years presented. The film production financing is due to mature in fiscal 2001.

(b) In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50% of Fox Sports Networks, the Company assumed the 8 7/8% Senior Notes and the 9 3/4% Senior Discount Notes (together, the "Notes"). Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt by Fox Sports Networks and distributions to its partners.

In connection with the purchase of Fox Sports Networks, the Company assumed its bank debt of approximately $678 million, which was immediately repaid by the Company.

External interest paid, net of amounts capitalized, was $85 million, $60 million and $100 million for the years ended June 30, 2000, 1999 and 1998, respectively. The Company capitalizes interest on filmed entertainment and television programming in process. The total interest capitalized was $37 million, $19 million and $26 million for the years ended June 30, 2000, 1999 and 1998, respectively.


9. INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries filed a separate tax return and other subsidiaries of the Company were included in the consolidated tax returns of another News Corporation entity, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

Income before income taxes was attributable to the following jurisdictions for the years ended June 30:

                                                                          2000     1999     1998
                                                                          -----    -----    -----
United States (including exports).............................            $ 201    $ 271    $ 225
Foreign.......................................................               64       76       86
                                                                          -----    -----    -----

                                                                          $ 265    $ 347    $ 311
                                                                          =====    =====    =====

Components of income tax expense for the years ended June 30 were as follows:

                                                                            2000     1999     1998
                                                                            -----    -----    -----
Current -
     Federal - pursuant to the Tax Sharing Agreement...................     $  70    $  60    $  --
     Foreign...........................................................        19       22       11
                                                                            -----    -----    -----
                                                                            $  89    $  82    $  11
                                                                            =====    =====    =====
Deferred -
     Federal...........................................................     $  26    $  56    $ 100
     State and local...................................................         5        4       18
     Foreign...........................................................        --       --        6
                                                                            $  31    $  60    $ 124
                                                                            -----    -----    -----
Total income tax expense                                                    $ 120    $ 142    $ 135
                                                                            =====    =====    =====


A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on income before income taxes for the years ended June 30 is summarized as follows:

                                                                    2000     1999     1998
                                                                    -----    -----    -----
U.S. Federal income tax rate.....................................      35%      35%      35%
State and local taxes (net of federal tax benefit)...............       1        1        5
Effect of foreign operations.....................................      (1)      (1)       1
Non-deductible amortization and expenses.........................      10        4        2
Other............................................................      --        2       --
                                                                    -----    -----    -----

Effective tax rate...............................................      45%      41%      43%
                                                                    =====    =====    =====


The following is a summary of the components of the deferred tax accounts at June 30:

                                                                             2000        1999
                                                                            -------     -------
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets..................    $(1,605)    $(1,575)
Revenue recognition.....................................................        165         163
Accrued liabilities.....................................................        201         201
Other...................................................................       (164)        (98)
Net operating loss carryforwards........................................        423         402
                                                                            -------     -------

Net deferred tax liability..............................................       (980)       (907)
Income tax payable......................................................        (78)        (68)
                                                                            -------     -------

                                                                            $(1,058)    $  (975)
                                                                            =======     =======

As of June 30, 2000, the Company had approximately $1.2 billion of combined unused tax net operating loss carryforwards, expiring between 2001 and 2021. Realization of these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided. The amount of the deferred tax assets could be reduced through a charge to income, however, if estimates of future taxable income during the carryforward period are reduced.

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

Income taxes paid for the years ended June 30, 2000, 1999 and 1998 were not significant.

10. SHARE OPTION PLAN

The Company does not have a share option plan.

Certain of the Company's employees have been granted News Corporation stock options under News Corporation's Share Option Plan (the "Plan"). The price of options granted under the Plan is the weighted average market price of the shares sold on the Australian Stock Exchange during the five trading days immediately prior to the date of the option being granted. Stock options are exercisable at a ratio of four options per ADR.

Options issued under the Plan have a term of ten years, but are exercisable only after they have been vested in the option holder. The options granted vest and become exercisable as to one quarter on each anniversary of the grant until all options have vested.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which requires certain disclosures for those companies that will continue to use an intrinsic value based method for measuring compensation cost in connection with employee stock compensation plans in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company will continue to use such method, under which no compensation cost has been recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively: risk free interest rates in the range from 4.81% to 8.44%; expected dividend yields of approximately 1.5%; expected lives of 7 years; expected volatility in the range from 24% to 35%.

On a pro forma basis, compensation cost determined in accordance with SFAS No. 123 would have reduced net income by approximately $16 million, $10 million and $6 million for the years ended June 30, 2000, 1999 and 1998, respectively, with a decrease of $0.02, $0.02 and $0.01 in basic and diluted earnings per share for the years ended June 30, 2000, 1999 and 1998, respectively.



A summary of the option scheme activity for the years ended June 30, was as follows (in thousands of shares and Australian dollars):

                                                    2000                         1999                          1998
                                                    ----                         ----                          ----
                                                          WTD.                           WTD.                          WTD.
                                         OPTIONS     AVG. EX. PRICE    OPTIONS      AVG. EX. PRICE    OPTIONS     AVG. EX. PRICE
                                         -------     --------------    -------      --------------    -------     --------------
Outstanding at beginning of year          42,278             A$6.32     31,481              A$5.22     15,627             A$5.63
Granted................................   16,851            A$10.52     14,567              A$8.28     16,915             A$4.79
Exercised..............................   (8,120)            A$6.47     (2,849)             A$5.62       (529)            A$5.31
Cancelled..............................   (4,590)            A$7.04       (921)             A$4.96       (532)            A$5.02
                                       -----------------------------------------------------------------------------------------

Outstanding at the end of the year.....   46,419             A$7.75     42,278              A$6.32     31,481             A$5.22
                                       =========================================================================================

Exercisable at end of year.............   14,207                        11,204                          5,494
Weighted average fair value of options
 granted...............................                      A$4.52                         A$3.25                        A$1.99

At June 30, 2000, 18,082 of the outstanding options have exercise prices between A$2.31 and A$7.19, a weighted average exercise price of A$4.95 and a weighted average remaining contractual life of 3.59 years. Of these, 10,764 are exercisable with a weighted average exercise price of A$5.00. The remaining outstanding options, 28,337 have exercise prices between A$7.22 and A$10.97, with a weighted average exercise price of A$9.53 and a weighted average remaining contractual life of 8.76 years. Of these, 3,443 are exercisable, with a weighted average exercise price of A$8.32.

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" during fiscal 1999.


Accumulated plan benefits and plan net assets for the Company's defined benefit plans as of June 30, 2000 are as follows (in millions):

                                                                                Assets Exceed     Projected Benefits
                                                                               Projected Benefits   Exceed Assets           Total
                                                                               ------------------   -------------           -----
Actuarial present value of accumulated benefit obligations:
   Vested ...................................................................        $  13              $ 230               $ 243
   Nonvested ................................................................           --                 --                  --
                                                                                     -----              -----               -----
Accumulated benefit obligation ..............................................        $  13              $ 230               $ 243
   Effect of projected future salary increases ..............................            1                  9                  10
                                                                                     -----              -----               -----
Total projected benefit obligations .........................................           14                239                 253
Plan assets at fair value ...................................................           19                213                 232
                                                                                     -----              -----               -----
Plan assets in excess of (less than) projected benefit obligations ..........        $   5              $ (26)              $ (21)
                                                                                     =====              =====               =====


The components of net periodic pension costs for the years ended June 30, were as follows:

                                                                                   2000               1999               1998
                                                                                   ----               ----               ----
Service cost-benefits earned during the period ............................        $ 16               $ 15               $ 10
Interest cost on projected benefit obligation .............................          17                 16                 14
Expected return on plan assets ............................................         (21)               (20)               (18)
Net amortization and deferral .............................................          --                 --                 --
                                                                                   ----               ----               ----
Net periodic pension cost .................................................        $ 12               $ 11               $  6
                                                                                   ====               ====               ====


The following assumptions were used in accounting for the pension plans for the years ended June 30:

                                                                                  2000                1999              1998
                                                                                  ----                ----              ----
Discount rate ..........................................................         7.25%                7.25%            7.25%
Expected return on plan assets .........................................           10%                  10%              10%
Rate of increase in future compensation ................................         4%-6%                4%-6%               6%


The following table sets forth the change in benefit obligation for the Company's benefit plans for the years ended June 30:

                                                                            2000                      1999
                                                                            ----                      ----
Benefit obligation, beginning of year ....................................  $ 242                    $ 222
Service cost .............................................................     16                       15
Interest cost ............................................................     17                       16
Benefits paid ............................................................     (9)                      (8)
Actuarial gain ...........................................................    (13)                      (3)
                                                                            -----                    -----
Benefit obligation, end of year ..........................................  $ 253                    $ 242
                                                                            =====                    =====

The following table sets forth the change in the fair value of plan assets for the Company's benefit plans for the years ended June 30:

                                                                             2000                     1999
                                                                             ----                     ----
Fair value of plan assets, beginning of year ...........................     $ 221                   $ 204
Actual return on plan assets ...........................................        17                      24
Employer contributions .................................................         3                       1
Benefits paid ..........................................................        (9)                     (8)
                                                                             -----                   -----
Fair value of plan assets, end of year .................................     $ 232                   $ 221
                                                                             =====                   =====



The funded status of the pension plans as of June 30 was as follows:

                                                                                2000                     1999
                                                                                ----                     ----
Funded status ............................................................      $(21)                    $(21)
Unrecognized net (gain)/loss .............................................        (7)                       3
Unrecognized prior service cost ..........................................        (3)                      (4)
                                                                                ----                     ----
Accrued pension liability at year end ....................................      $(31)                    $(22)
                                                                                ====                     ====


12. RELATED PARTY TRANSACTIONS

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

The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. Intercompany interest expense of $211 million, $164 million and $174 million for the years ended June 30, 2000, 1999 and 1998, respectively, is included in interest expense, net in the consolidated statements of operations and reflects the net interest expense associated with the aggregate borrowings from subsidiaries or affiliates of News Corporation. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowings as set forth in the Master Intercompany Agreement. At June 30, 2000, the intercompany interest rate approximated 8%.

As of June 30, 2000, the Company has two fully subordinated note receivables from FFW, which aggregate $40 million. Both of these Notes have interest rates of 20% and mature between June and September 2009.

The Company, through the normal course of business, is involved in transactions with its equity affiliates that have not been significant in any of the periods presented.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases transponders, office facilities, equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2006. Future minimum payments under non-cancelable long-term operating leases aggregate $384 million, of which $177 million is payable over the next five years.

Total operating lease expense was approximately $77 million, $67 million and $54 million for the years ended June 2000, 1999 and 1998, respectively.

COMMITMENTS AND CONTINGENCIES

Under the Company's eight year contract with the National Football League, which contains certain termination clauses, future minimum payments for program rights to broadcast certain football games aggregated approximately $3.8 billion at June 30, 2000, and are payable over the remaining six year term.

The Company's minimum commitments and guarantees under certain other programming, production, licensing, artists, athletes and other agreements aggregated approximately $5.0 billion at June 30, 2000, which are payable principally over a five year period.

In the ordinary course of business, the Company has become involved in disputes or litigation. While the result of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material adverse effect on the Company's financial position or the results of its operations.

The Company's eight year contract with the National Association of Stock Car Auto Racing ("NASCAR"), for a total value of $1.742 billion, gives the Company rights to broadcast certain NASCAR races. This agreement begins in February 2001 with the Daytona 500.

The Company has entered into a twelve year license agreement which gives the Company exclusive NASCAR content rights as well as the NASCAR brand to be exploited in connection with a new NASCAR cable channel or the existing Speedvision Channel. This agreement begins January 1, 2001.

See Note 6 for commitments related to FFW and Fox Sports International.

GUARANTEES OF NEWS CORPORATION DEBT

News Corporation and certain of its subsidiaries, including certain subsidiaries of the Company (the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at June 30, 2000 was approximately $9.9 billion. The debt instruments limit the ability of News Corporation and the Fox Guarantors, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

14. SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements.

The Company manages and reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media, primarily in the United States, Canada and Europe, and the production of original television programming, in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States and Canada and professional sports team ownership. The television related segments operate primarily in the United States and Canada.

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

                                                                                                   Years Ended June 30,
                                                                                      ---------------------------------------------
BUSINESS SEGMENTS                                                                       2000               1999               1998
                                                                                      -------            -------            -------
REVENUES
     Filmed Entertainment .................................................           $ 3,856            $ 4,416            $ 3,876
     Television Stations ..................................................             1,635              1,469              1,393
     Television Broadcast Network .........................................             1,751              1,743              1,459
     Other Television Businesses ..........................................                97                118                138
     Cable Network Programming ............................................             1,250                311                157
                                                                                      -------            -------            -------

                                                                                      $ 8,589            $ 8,057            $ 7,023
                                                                                      =======            =======            =======
OPERATING INCOME AND RECONCILIATION TO INCOME BEFORE
INCOME TAXES

     Filmed Entertainment .................................................           $   128            $   355            $   266
     Television Stations ..................................................               585                557                539
     Television Broadcast Network .........................................                29                (32)                21
     Other Television Businesses ..........................................               (11)                (7)                 2
     Cable Network Programming ............................................               (75)              (157)              (148)
                                                                                      -------            -------            -------

                                                                                          656                716                680
     Other charges ........................................................                --                 --                (17)
                                                                                      -------            -------            -------

          Total operating income ..........................................               656                716                663
     Interest expense, net ................................................              (297)              (223)              (271)
     Minority interest ....................................................                (4)                --                 --
     Equity in losses of affiliates .......................................               (90)              (146)               (81)
                                                                                      -------            -------            -------

          Income before income taxes ......................................           $   265            $   347            $   311
                                                                                      =======            =======            =======

DEPRECIATION AND AMORTIZATION
     Filmed Entertainment .................................................           $    52            $    41            $    26
     Television Stations ..................................................               189                174                160
     Television Broadcast Network .........................................                18                 16                 10
     Other Television Businesses ..........................................                --                  4                 --
     Cable Network Programming ............................................               181                 80                 47
                                                                                      -------            -------            -------

                                                                                      $   440            $   315            $   243
                                                                                      =======            =======            =======

CAPITAL EXPENDITURES

     Filmed Entertainment .................................................           $    72            $   116            $   120
     Television Stations ..................................................                85                133                 33
     Television Broadcast Network .........................................                12                 49                 44
     Other Television Businesses ..........................................                --                 --                 --
     Cable Network Programming ............................................                78                  9                 11
                                                                                      -------            -------            -------

                                                                                      $   247            $   307            $   208
                                                                                      =======            =======            =======


TOTAL ASSETS                                                                                As of June 30,
                                                                                       -----------------------
                                                                                        2000            1999
                                                                                       -------         -------
     Filmed Entertainment ........................................................     $ 4,620         $ 4,233
     Television Stations .........................................................       6,213           6,267
     Television Broadcast Network ................................................       1,382             934
     Other Television Businesses .................................................         364             520
     Cable Network Programming ...................................................       3,841             424
     Investments in equity affiliates ............................................       1,510             785
                                                                                       -------         -------

                                                                                       $17,930         $13,163
                                                                                       =======         =======
INTANGIBLES, NET

     Filmed Entertainment ........................................................     $   469         $   479
     Television Stations .........................................................       4,918           5,055
     Television Broadcast Network ................................................          --              --
     Other Television Businesses .................................................          --              --
     Cable Network Programming ...................................................       2,449             284
                                                                                       -------         -------
                                                                                       $ 7,836         $ 5,818
                                                                                       =======         =======

Equity in losses of affiliates are principally Cable Network Programming entities. Other expenses and income tax expense are not allocated to segments as they are not under the control of the segment management.


GEOGRAPHIC SEGMENTS                                                             2000                   1999                   1998
                                                                               -------                -------                ------
REVENUES
     United States and Canada .................................                $ 6,660                $ 6,150                $ 5,657
     Europe ...................................................                  1,175                  1,173                    830
     Other ....................................................                    754                    734                    536
                                                                               -------                -------                -------

                                                                               $ 8,589                $ 8,057                $ 7,023
                                                                               =======                =======                =======

LONG-LIVED ASSETS

     United States and Canada .................................                $14,507                $10,488
     Europe ...................................................                     16                     13
     Other ....................................................                     56                    187
                                                                               -------                -------

                                                                               $14,579                $10,688
                                                                               =======                =======


Revenues are attributed to geographic segment based on the origin of the sale. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

15. DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

                                                                                                   Years ended June 30,
                                                                                                   --------------------
                                                                                        2000               1999               1998
                                                                                        -----              -----              -----
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
     Beginning balance ....................................................             $ 125              $ 204              $ 106
     Charged to costs and expenses ........................................               194                185                243
     Actual returns/write-offs/recoveries/other ...........................              (152)              (264)              (145)
                                                                                        -----              -----              -----
                                                                                        $ 167              $ 125              $ 204
                                                                                        =====              =====              =====

                                                                                                  At June 30,
                                                                                                  -----------
INTANGIBLE ASSETS
                                                                              2000                   1999                     1998
                                                                            -------                 -------                 -------
     Goodwill ..............................................                $ 3,252                 $ 1,011                 $   961
     FCC licenses ..........................................                  5,506                   5,505                   5,503
     Franchises & other ....................................                    212                     212                     212
                                                                            -------                 -------                 -------

                                                                              8,970                   6,728                   6,676
Accumulated amortization ...................................                 (1,134)                   (910)                   (735)
                                                                            -------                 -------                 -------

                                                                            $ 7,836                 $ 5,818                 $ 5,941
                                                                            =======                 =======                 =======


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      Three Months Ended,
                                                 September 30    December 31        March 31         June 30
                                                 ------------    -----------        --------         --------

Fiscal 2000
-----------
Revenues                                           $ 1,801          $ 2,436          $ 1,884          $ 2,468
Operating income                                   $   174          $   212          $   151          $   119
Net income                                         $    43          $    94          $    19          $   (11)
Basic and diluted earnings per share               $  0.06          $  0.13          $  0.03          $ (0.02)

Fiscal 1999
-----------
Revenues                                           $ 1,802          $ 2,555          $ 1,733          $ 1,967
Operating income                                   $   202          $   258          $   100          $   156
Net income                                         $    57          $   105          $     8          $    35
Basic and diluted earnings per share               $  0.10          $  0.17          $  0.01          $  0.05


17. NEW ACCOUNTING STANDARDS

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. This SOP is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2001, at which time, it expects to record a one-time, non-cash, pre-tax charge of approximately $750 million as a cumulative effect of an accounting change.

In June 1998, the FASB issued SFAS No. 133 (as amended by SFAS Nos. 137 and
138), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes the impact of adopting SFAS No. 133 will not be material. However, the statement could increase volatility in earnings and other comprehensive income.

18. SUBSEQUENT EVENTS

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. In the transaction, News Corporation will pay approximately $5.35 billion, comprised of a cash payment of approximately $2.13 billion and approximately 73 million ADRs representing 292 million News Corporation preferred shares. Upon consummation of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will own and operate the acquired stations in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A Common Stock, increasing News Corporation's ownership percentage in the Company from 82.76% to approximately 85.25%. The closing of the acquisition is subject to customary conditions including shareholder and regulatory approval.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

   We have audited the accompanying consolidated balance sheets of Fox Family Worldwide, Inc. and its subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Family Worldwide, Inc. and its subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
September 18, 2000

                           FOX FAMILY WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          June 30,    June 30,
                                                            1999        2000
                                                         ----------  ----------
Assets:

Cash and cash equivalents..............................  $   46,858  $   89,674
Restricted cash........................................       8,204       8,215
Accounts receivable, net of allowance for doubtful
 accounts of $2,493 and $4,688 at June 30, 1999 and
 2000, respectively....................................     145,050     146,103
Amounts receivable from related parties, net...........      14,000      56,753
Programming costs, net.................................     538,219     658,712
Property and equipment, net............................      58,096      51,874
Deferred income taxes..................................      38,829          --
Intangible assets, net.................................   1,539,852   1,481,189
Other assets, net......................................      77,684      51,297
                                                         ----------  ----------
 Total assets..........................................  $2,466,792  $2,543,817
                                                         ==========  ==========

Liabilities and stockholders' deficit:

Accounts payable.......................................  $   43,034  $   65,023
Accrued liabilities....................................     185,889     236,324
Deferred revenues......................................      59,314      40,811
Accrued participations.................................      38,860      46,501
Deferred income taxes..................................      20,748      14,888
Bank and other debt....................................   1,726,315   1,744,134
Amounts payable to related parties, net................     115,375      21,243
                                                         ----------  ----------
 Total liabilities.....................................   2,189,535   2,168,924
                                                         ----------  ----------
Series A Mandatorily Redeemable Preferred Stock, $0.001
 par value; 500,000 shares authorized; 345,000 shares
 issued and outstanding at June 30, 1999 and 2000,
 respectively ($1,000 per share liquidation value).....     345,000     345,000
                                                         ----------  ----------
Minority interest......................................          --      54,236
                                                         ----------  ----------
Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $0.001 par value; 2,000,000 shares
  authorized, of which 500,000 shares are designated as
  Series A Preferred Stock; no shares issued or
  outstanding..........................................          --          --
 Class A Common Stock, $0.001 par value; 2,000,000
  shares authorized, 160,000 shares issued and
  outstanding at June 30, 1999 and 2000, respectively..          --          --
 Class B Common Stock, $0.001 par value; 16,000,000
  shares authorized, 15,840,000 shares issued and
  outstanding at June 30, 1999 and 2000, respectively..          16          16
 Contributed capital...................................      60,731      78,671
 Accumulated other comprehensive loss..................      (1,893)     (6,683)
 Accumulated deficit...................................    (126,597)    (96,347)
                                                         ----------  ----------
 Total stockholders' deficit...........................     (67,743)    (24,343)
                                                         ----------  ----------
 Total liabilities and stockholders' deficit...........  $2,466,792  $2,543,817
                                                         ==========  ==========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                               Years Ended June 30,
                            ----------------------------
                              1998      1999      2000
                            --------  --------  --------
Revenues..................  $664,458  $635,273  $641,876
                            --------  --------  --------
Costs and expenses:
  Production and
   programming............   345,574   302,232   270,549
  Selling, general and
   administrative.........   152,484   173,245   209,477
  Depreciation............     9,370    10,083    10,883
  Amortization of
   intangibles............    37,557    40,434    40,522
                            --------  --------  --------
                             544,985   525,994   531,431
                            --------  --------  --------
Operating income..........   119,473   109,279   110,445
Equity in loss of
 affiliates...............     6,790     5,088     1,609
Minority interest share of
 earnings (losses)........       140      (444)   (2,184)
Other income, net.........      (132)      (62)      --
Interest expense, net.....   134,002   169,107   168,415
Gain on issuance of
 subsidiary stock:
  Staff Accounting
   Bulletin No. 51 gain...       --        --    117,316
  Gain on issuance of
   subsidiary stock.......       --        --     78,623
                            --------  --------  --------
Income (loss) before
 provision for income
 taxes....................   (21,327)  (64,410)  138,544
Provision for income
 taxes....................     3,446     1,989    77,159
                            --------  --------  --------
Net income (loss).........  $(24,773) $(66,399) $ 61,385
                            ========  ========  ========


                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                          Preferred Class A                                 Accumulated
                          Members Interest      Common Stock                   Other     Retained
                          --------------------  -------------- Contributed Comprehensive Earnings             Comprehensive
                          Shares    Amount      Shares  Amount   Capital       Loss      (Deficit)   Total    Income (Loss)
                          -------- -----------  ------  ------ ----------- ------------- ---------  --------  -------------
Balance at June 30,
 1997...................      --   $    50,000       2   $ 1     $59,454      $  (803)   $  24,035  $132,687
Transactions related to
 reorganization:
 Exchange of Preferred
  Class A Members
  Interest..............      --       (50,000)    --     --         --           --           --    (50,000)
 Issuance of Class A
  Common Stock..........      --           --      160    --         --           --           --        --
 Issuance of Class B
  Common Stock..........      --           --   15,840    16          (5)         --           --         11
 Exchange of Common
  Stock.................      --           --       (2)   (1)        --           --           --         (1)
Capital contributions...      --           --      --     --       1,282          --           --      1,282
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (28,412)  (28,412)
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --          (398)         --       (398)   $   (398)
Net loss................      --           --      --     --         --           --       (24,773)  (24,773)    (24,773)
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 1998...................      --           --   16,000    16      60,731       (1,201)     (29,150)   30,396    $(25,171)
                                                                                                                ========
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (31,048)  (31,048)
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --          (692)         --       (692)   $   (692)
Net loss................      --           --      --     --         --           --       (66,399)  (66,399)    (66,399)
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 1999...................      --           --   16,000    16      60,731       (1,893)    (126,597)  (67,743)   $(67,091)
                                                                                                                ========
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (31,135)  (31,135)
Capital contribution by
 related party in
 formation of an
 unconsolidated
 affiliate..............      --           --      --     --      17,940          --           --     17,940
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --        (4,790)         --     (4,790)   $ (4,790)
Net income..............      --           --      --     --         --           --        61,385    61,385      61,385
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 2000...................      --   $       --   16,000   $16     $78,671      $(6,683)   $ (96,347) $(24,343)   $ 56,595
                           ======  ===========  ======   ===     =======      =======    =========  ========    ========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended June 30,
                                            ---------------------------------
                                               1998        1999       2000
                                            -----------  ---------  ---------
Operating activities:
Net income (loss).......................... $   (24,773) $ (66,399) $  61,385
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
 Amortization of programming costs.........     291,878    277,808    223,060
 Depreciation..............................       9,370     10,083     10,883
 Amortization of intangibles...............      37,557     40,434     40,522
 Amortization of debt issuance costs.......       2,453      3,253      3,250
 Reduction in goodwill due to realization
  of tax benefits..........................         --         --      18,141
 Equity in loss of unconsolidated
  affiliates...............................       6,790      5,088      1,609
 Minority interest in share of earnings
  (losses).................................         140       (444)    (2,184)
 Non-cash interest expense.................      50,410     66,746     79,983
 Gain on issuance of subsidiary stock......         --         --    (195,939)
 Changes in operating assets and
  liabilities:
   Restricted cash.........................         --        (204)       (11)
   Accounts receivable.....................      61,957    (12,997)    (1,053)
   Amounts receivable from related
    parties................................     (29,836)    44,043    (22,753)
   Other assets............................     (59,144)     5,143     16,425
   Accounts payable and accrued
    liabilities............................     (40,807)   (13,424)    70,905
   Accrued participations..................     (11,442)   (13,741)     7,641
   Deferred revenues.......................      13,309    (15,204)   (18,503)
   Deferred income taxes...................       7,977        --      32,969
                                            -----------  ---------  ---------
     Net cash provided by operating
      activities...........................     315,839    330,185    326,330
                                            -----------  ---------  ---------
Investing activities:
Purchase of property and equipment.........     (10,515)   (11,394)    (8,256)
Proceeds from sale of property and
 equipment and assets held for sale, net...       3,376        --         --
Additions to production and programming
 costs.....................................    (326,092)  (358,399)  (339,958)
Acquisition of International Family
 Entertainment, Inc........................  (1,370,076)       --         --
Intangible assets..........................         --      14,000        --
Cash acquired in acquisitions..............      19,296        --         --
Sale of marketable securities..............      61,396        --         --
Other......................................      (4,390)    (4,279)    (1,747)
                                            -----------  ---------  ---------
     Net cash used in investing
      activities...........................  (1,627,005)  (360,072)  (349,961)
                                            -----------  ---------  ---------
Financing activities:
Proceeds from bank borrowings..............   1,282,063     25,622     36,073
Payments on bank borrowings................    (837,924)  (137,296)  (112,969)
Dividends on Preferred Stock...............     (28,412)   (31,048)   (31,135)
Proceeds on Fox Kids Europe N.V. public
 offering, net.............................         --         --     152,963
Cost accrued for Fox Kids Europe N.V.
 public offering...........................         --         --         915
Proceeds from NAI Bridge loan..............     345,514        --         --
Paydown on NAI Bridge loan.................    (250,886)      (267)      (268)
Proceeds from Fox Subordinated Debt........         --      25,000     15,000
Issuance of Senior Notes...................     475,000        --         --
Issuance of Senior Discount Notes..........     375,001        --         --
Issuance of Common Stock...................          10        --         --
Advances from related parties..............       4,236    112,421      5,868
                                            -----------  ---------  ---------
     Net cash provided by (used in)
      financing activities.................   1,364,602     (5,568)    66,447
                                            -----------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents...............................      53,436    (35,455)    42,816
Cash and cash equivalents at beginning of
 year......................................      28,877     82,313     46,858
                                            -----------  ---------  ---------
Cash and cash equivalents at end of year... $    82,313  $  46,858  $  89,674
                                            ===========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid during the year for:
 Interest (net of amounts capitalized)..... $    65,860  $  86,874  $  80,646
                                            ===========  =========  =========
 Income taxes.............................. $     2,202  $   2,296  $   2,178
                                            ===========  =========  =========

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

Supplemental disclosure of non-cash investing and financing activities

 Year ended June 30, 1998

   Amounts payable to a related party of $1,282,000 were forgiven and recorded to contributed capital.

   The Company issued a subordinated note to the Fox Broadcasting Company in the amount of $108,672,000 in exchange for the Fox Broadcasting Company's $50,000,000 Preferred Class A Members Interest in Fox Kids Worldwide, L.L.C., its $50,000,000 contingent note receivable and certain other Company obligations.

   Preferred Stock in the amount of $345,000,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

   Certain assets held for sale were sold by the Company. In connection with the sales, the Company agreed to assume a $10,000,000 bank loan, the Company's $6,720,000 note payable to an outside party was forgiven and marketable securities of $1,737,000 were transferred to the Company.

 Year ended June 30, 2000

   A related party contributed non-cash capital in the amount of $17,940,000 in connection with the formation of an unconsolidated affiliate. Additionally, the unconsolidated affiliate assumed payables of $20,000,000.

   Shares of subsidiary ordinary shares were issued as settlement of a $100,000,000 subscription advance.




                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1. Basis of Financial Statement Presentation and Organization

   On November 1, 1995 (the "Effective Date"), FCN Holding, Inc. ("FCN Holding") and Saban Entertainment, Inc. ("Saban") formed a joint venture, Fox Kids Worldwide, L.L.C. (the "LLC"), a limited liability company, for the purpose of jointly expanding the worldwide children's businesses of FCN Holding and Saban. On August 1, 1997, a reorganization referred to below was effected pursuant to which Saban, FCN Holding and the LLC became wholly-owned subsidiaries of Fox Family Worldwide, Inc. (formerly Fox Kids Worldwide, Inc.) ("Fox Family Worldwide" or the "Company"). As a result of the formation of the joint venture and the common management of the joint venture businesses, the respective assets, liabilities and operations of Saban, FCN Holding and the LLC have been combined at historical cost from and after the Effective Date.

   The Company is an integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal operations comprise (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 95% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America, Inc. ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 31 million households operating in approximately 57 countries and 13 languages worldwide. The Company's production and distribution operations include Saban and subsidiaries, whose library of approximately 6,200 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"), and certain other subsidiaries. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

   Television production, distribution and broadcast are speculative and inherently risky. There can be no assurance of the economic success of television programming since the revenues derived from the production, distribution and broadcast (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of programming also depends upon the quality and acceptance of other competing programming released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. The success of the Company's television programming also may be impacted by prevailing advertising rates, which are subject to fluctuation. Therefore, there is a risk that not all of the Company's television projects will be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

   The consolidated financial statements of the Company as of and for the years ended June 30, 1998, 1999 and 2000 reflect the consolidated financial statements of Fox Family Worldwide and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 The Reorganization

   The Company was incorporated in August 1996 under Delaware law. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's

                          FOX FAMILY WORLDWIDE, INC.

acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other former stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.427%.

   In connection with the acquisition of IFE, the Company issued the NAI Bridge Note to News America Incorporated ("NAI") upon substantially the same terms and conditions as the Fox Subordinated Note. In addition, the Company issued to Liberty IFE, Inc. ("Liberty IFE") $345,000,000 of Series A Mandatorily Redeemable Preferred Stock.

   As part of the formation of the LLC, Saban, the Saban Stockholders, Fox Broadcasting, FCN Holding and one of its subsidiaries entered into a Strategic Stockholders Agreement dated December 22, 1995, which provided, among other things, for restrictions on transfer of the stock held by the parties, certain voting rights between them, as well as the terms of the Reorganization. The parties to the Strategic Stockholders Agreement also agreed to provide Haim Saban and the Saban Stockholders and Fox Broadcasting certain registration rights. On August 1, 1997, the Strategic Stockholders Agreement was amended and restated (the "Amended and Restated Strategic Stockholders Agreement") to add provisions regarding voting between Fox Broadcasting and the former Saban Stockholders.

   As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned indirect subsidiary of Fox Broadcasting, as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement among The News Corporation Limited ("News Corp"), News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., and the Company (the "Funding Agreement"), and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If FBSI elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of

                          FOX FAMILY WORLDWIDE, INC.

shares of Class B Common Stock issued pursuant to the conversion.
Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

   In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The option may be exercised as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon delivery of written notice by FBSI at any time on or after December 22, 2002, or before December 22, 2012; or (iii) upon receipt by FBSI of written notice (but not generally before January 31, 2001) from Haim Saban of his desire to cause FBSI to purchase all of the shares of Class B Common Stock held by the Saban Stockholders. The purchase price formula under the option is based on the fair market value of the Company. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately distributed that agreement to FBSI.

   In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon a change in control of Fox Broadcasting; (iii) on December 22, 2000 provided that Haim Saban gives notice to Fox Broadcasting no later than 180 calendar days before December 22, 2000; and (iv) upon delivery of written notice by Haim Saban at any time on or after December 22, 2002 and on or before December 22, 2012. As of June 26, 2000, subsection (iii) of the preceding sentence was amended to change December 22, 2000 to January 31, 2001 and to provide that notice must be given not later than December 31, 2000. In connection with the "Change of Control" provisions of the Indentures that govern the Company Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, would not constitute a "Change of Control."

   Pursuant to the Funding Agreement, each of News Corp. and NPAL, jointly and severally, agreed to provide the Company with the funds necessary to redeem in full or pay the liquidation distribution on all other amounts owing in respect of the Series A Preferred Stock in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company. In addition, pursuant to an Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE, each holder of the Series A Preferred Stock has the right, in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company, to exchange its shares for an equivalent number of shares of preferred stock of NPAL.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements for the years ended June 30, 1998, 1999 and 2000 include the accounts of FCN Holding, Fox Kids Worldwide LLC, Saban, IFE and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany balances have been eliminated.

                          FOX FAMILY WORLDWIDE, INC.

   As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet.

 Revenue Recognition

   Revenue from television, music, and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, is recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenues which are generally recognized within one year. Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast. The Company generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. Subscriber revenue is recognized based upon the reported level of subscribers. Barter revenues, representing the exchange of programming for advertising time on a television station, are recognized upon the airing of an advertisement during such advertising time.

 Production and Programming Costs

   Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which the Company owns or controls distribution rights. Under such method, costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming costs are amortized.

   For programs in which the Company acquires only broadcast rights, the Company amortizes such programming costs over the estimated number of telecasts. The Company evaluates its programming rights for possible changes in the estimated number of telecasts or the possibility of impairment.

   Revenue estimates on a program-by-program basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Based on this review, if estimated future gross revenues from a program are not sufficient to recover the unamortized costs, the unamortized programming cost will be written down to net realizable value.

   Production and programming costs also include the use of satellite transponders and costs associated with engineering and technical support services.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivables. The Company places its temporary cash investments with high credit quality financial institutions or in a mutual fund which invests in government securities and therefore are subject to reduced risk. The Company has not incurred any losses relating to these investments.

   The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not

                          FOX FAMILY WORLDWIDE, INC.

require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 1999 and June 30, 2000, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of all highly liquid investments that are both readily convertible into cash and have maturities when purchased of three months or less.

 Restricted Cash

   Restricted cash primarily represents amounts held by financial institutions as collateral on outstanding debt.

 Financial Instruments

   Financial instruments are carried at historical cost which approximate fair value.

 Property and Equipment, net

   Property and equipment are stated at cost. Property and equipment acquired as part of the acquisition of IFE is stated at estimated fair market value at the date of purchase. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to eight years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

 Intangible Assets, net

   The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. Management continuously monitors and evaluates the realizability of existing assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, their carrying value is compared to management's best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Management also considers events or changes in circumstances, such as changes in the number of subscribers, which indicates that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. Estimated fair value will be based on either reliably determined third-party valuations, if available, or discounted cash flows. When discounting cash flows a discount rate will be selected which will be commensurate with the risk involved as it relates to IFE. As of June 30, 2000, there are no indications of impairment as it relates to the intangible assets.

   Accumulated amortization of intangibles as of June 30, 1999 and 2000 was $77,991,000 and $118,513,000, respectively. For the year ended June 30, 1999, intangible assets related to the IFE acquisition were reduced by $14,000,000, due to the favorable resolution of certain pre-acquisition tax contingencies. For the year ended June 30, 2000, intangible assets related to the IFE acquisition were reduced by $18,141,000 due to the utilization of certain tax assets not benefited at the acquisition date.

                          FOX FAMILY WORLDWIDE, INC.

 Debt Issuance Costs

   Included within other assets, net are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes, the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the straight-line method. Accumulated amortization of debt issuance costs and deferred loan fees was $5,706,000 and $8,956,000 as of June 30, 1999 and 2000, respectively.

 Foreign Currency Translation and Cumulative Adjustment

   Saban International N.V. (SINV), which after the Effective Date is deemed to be a wholly-owned subsidiary of the Company, uses the U.S. dollar as its functional currency. All other foreign subsidiaries of the Company use local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated into U.S. dollars based generally on the average rates prevailing during the period.

   Gains and losses arising from foreign currency transactions are included in determining net income (loss) for the period. The aggregate transaction losses for the years ended June 30, 1998, 1999 and 2000, were $1,442,000, $1,596,000, and $5,575,000, respectively.

   The cumulative translation adjustment included in accumulated other comprehensive loss in stockholders' equity (deficit) represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

 Income Taxes

   In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that included the enactment date.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

 Stock-Based Compensation

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to continue to

                          FOX FAMILY WORLDWIDE, INC.

apply the provisions of APB No. 25 and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12).

 Reclassifications

   Certain reclassifications have been made to prior years' financial statements to conform with fiscal 2000 presentation.

 New Accounting Pronouncements

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company is currently evaluating the possible effects of SFAS No. 133 and 138 on its consolidated financial statements. This statement could increase volatility in earnings and other comprehensive income.

   In June 2000, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002, at which time it expects to record a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles, the amount of which has not yet been determined.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it is not expected to result in any changes to net income. The Company is required to adopt SAB 101 during the first quarter of fiscal 2001. Earlier application is acceptable. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.

   In January 2000, Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is

                          FOX FAMILY WORLDWIDE, INC.

determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF is not expected to result in any change to the financial position or operating results of the Company.

3. Acquisition of International Family Entertainment, Inc.

   On August 1, 1997, the Company acquired a 50.7% interest in IFE through the purchase for $35 per share of the stock owned by M.G. "Pat" Robertson, Tim Robertson and certain trusts of which they are trustees, The Christian Broadcasting Network, Inc. ("CBN") and Regent University (together, the "Privately Owned Shares") and the exchange by Liberty IFE of all of the IFE stock owned by it and $23,000,000 principal amount of 6% Convertible Secured Notes due 2004 of IFE (the "Convertible Notes") (which have since been retired) for shares of Series A Mandatorily Redeemable Preferred Stock of the Company (the "IFE Acquisition"). On September 4, 1997, the Company consummated a merger to acquire the remaining shares of IFE from the public shareholders. Total consideration for the IFE Acquisition was approximately $1.9 billion including assumption of liabilities. The Company paid approximately $545,000,000 for the Privately Owned Shares and issued $345,000,000 of its Series A Mandatorily Redeemable Preferred Stock to Liberty IFE as payment for the IFE stock and the Convertible Notes. The balance of the consideration was paid to acquire the publicly traded shares through the merger, to cash out existing options to acquire shares of IFE stock held by IFE senior executives and employees, and to assume IFE's existing bank debt, which has since been retired.

   When IFE was acquired, the Company had plans to relocate IFE to California and consolidate certain other operations of IFE and therefore recorded severance and related reserves of $36,500,000 of which $5,064,000 remains as of June 30, 2000. The Company made severance and related payments of $19,850,000 from the date of acquisition to June 30, 1998, $8,873,000 for the year ended June 30, 1999 and $2,713,000 for the year ended June 30, 2000. Severance amounts are being paid monthly to certain former employees of IFE through fiscal 2006. The Company also recorded litigation and other related accruals of $4,800,000, of which $2,775,000 remains as of June 30, 2000. The Company made litigation and other related payments of $886,000 and $1,139,000 in the years ended June 30, 1999 and 2000, respectively.

   The results of operations of IFE since the purchase date of August 1, 1997 have been included with the Company's results of operations.

   The following unaudited pro forma information for the year ended June 30, 1998 reflects the results of the Company's consolidated operations as if the acquisition and related financing occurred at the beginning of the period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have occurred had the acquisition occurred at the beginning of the period presented (in thousands):

                                                                      Year Ended
                                                                       June 30,
                                                                         1998
                                                                      ----------
   Revenues.......................................................... $ 688,943
   Operating income..................................................   123,798
   Net loss..........................................................   (45,610)

                          FOX FAMILY WORLDWIDE, INC.

4. Programming Costs, net

   Programming costs, net of accumulated amortization, are comprised of the following as of June 30, (in thousands):

                                                          1999
                                           -----------------------------------
                                                                       Net
                                                      Accumulated  Programming
                                              Cost    Amortization    Costs
                                           ---------- ------------ -----------
   Children's programming................. $1,289,026  $1,064,308   $224,718
   Family programming, movies and mini-
    series................................    579,045     345,032    234,013
   Projects in production.................     72,172         --      72,172
   Development............................      7,316         --       7,316
                                           ----------  ----------   --------
                                           $1,947,559  $1,409,340   $538,219
                                           ==========  ==========   ========

                                                          2000
                                           -----------------------------------
                                                                       Net
                                                      Accumulated  Programming
                                              Cost    Amortization    Costs
                                           ---------- ------------ -----------
   Children's programming................. $1,446,229  $1,177,591   $268,638
   Family programming, movies and mini-
    series................................    792,347     454,809    337,538
   Projects in production.................     44,818         --      44,818
   Development............................      7,718         --       7,718
                                           ----------  ----------   --------
                                           $2,291,112  $1,632,400   $658,712
                                           ==========  ==========   ========

   Future estimated program commitments at June 30, 2000 are approximately $389,000,000.

   As of June 30, 2000 the Company estimates that approximately 73% of released unamortized programming costs will be amortized within the next three years. Interest amounting to $3,160,000, $3,128,000 and $2,253,000 was capitalized to programming costs for the years ended June 30, 1998, 1999 and 2000, respectively. Capitalized depreciation expense for the years ended June 30, 1998, 1999 and 2000 amounted to $2,459,000, $4,020,000 and $3,595,000, respectively.

5. Property and Equipment, net

   Property and equipment is comprised of the following as of June 30, (in thousands):

                                                               1999      2000
                                                             --------  --------
   Studio and other equipment............................... $ 25,424  $ 28,595
   Satellite transponders...................................   39,596    39,596
   Office furniture and fixtures............................   16,119    18,474
   Leasehold improvements...................................    7,869     9,536
   Other....................................................    2,478     2,460
                                                             --------  --------
                                                               91,486    98,661
   Less accumulated depreciation............................  (33,390)  (46,787)
                                                             --------  --------
                                                             $ 58,096  $ 51,874
                                                             ========  ========

                          FOX FAMILY WORLDWIDE, INC.

6. Bank and Other Debt

   Bank and other debt is comprised of the following as of June 30, (in thousands):

                                                              1999       2000
                                                           ---------- ----------
Senior Notes.............................................  $  475,000 $  475,000
Senior Discount Notes, net of unamortized discount of
 $174,935 and $130,242 at June 30, 1999 and 2000,
 respectively............................................     443,735    488,428
NAI Bridge Note..........................................     119,056    131,784
Fox Subordinated Notes...................................     157,399    194,693
Citicorp USA, secured revolving line of credit; interest
 at prime rate (9.5% at June 30, 2000) or six month LIBOR
 (6.94% at June 30, 2000) plus 0.75%; maximum borrowings
 of $355,000.............................................     305,000    325,000
Citicorp USA; secured term loan facility; interest at
 prime rate (9.5% at June 30, 2000) or six month LIBOR
 (6.94% at June 30, 2000) plus 0.75%; maximum borrowings
 of $120,000.............................................     215,000    120,000
Secured lines of credit with varying due dates between
 December 12, 2000 and April 18, 2002; maximum borrowing
 availability $10,844,000 at June 30, 2000; varying
 interest rates between 4.80% and 6.59%..................      10,249      9,229
Other....................................................         876        --
                                                           ---------- ----------
                                                           $1,726,315 $1,744,134
                                                           ========== ==========

   Payments of bank and other debt in future periods are as follows (in thousands):

        Year ending June 30,
        --------------------
        2001......................................................... $   14,996
        2002.........................................................     62,763
        2003.........................................................     87,197
        2004.........................................................    215,565
        2005.........................................................     73,708
        Thereafter...................................................  1,289,905
                                                                      ----------
                                                                      $1,744,134
                                                                      ==========

   In August 1997, the Company, FCN Holding, Saban and IFE entered into a credit facility ("Old Credit Facility") with a group of banks led by Citicorp in the amount of $1.25 billion. The Old Credit Facility comprised a $602,000,000 seven-year secured reducing revolving credit facility, a $298,000,000 seven-year secured reducing revolving credit facility and a $350,000,000 nine-year secured term loan facility.

   The proceeds of the loans under the Old Credit Facility were used to finance, in part, the IFE Acquisition and to repay certain obligations of subsidiaries of the Company.

   In October 1997, upon consummation of the Company's Offering, the Old Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $120,000,0000 as of June 30, 2000, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, Fox Kids Holdings, LLC was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which will remain borrowers) and guarantee the Amended Credit Facility.

                          FOX FAMILY WORLDWIDE, INC.

   The collateral for the Amended Credit Facility is limited to the equity interests of Fox Kids Holdings, LLC, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and certain intercompany indebtedness of subsidiaries of Fox Kids Holdings, LLC. Scheduled payments on the term loan will begin December 30, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin December 28, 2001, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

   The borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR or a base rate plus, in each case, an applicable interest rate margin. In addition, the Company pays a commitment fee on the unused and available amounts under the Amended Credit Facility.

   The Amended Credit Facility contains a number of significant covenants that, among other things, limit the ability of the co-borrowers and their respective subsidiaries to incur additional indebtedness, create liens and other encumbrances, prepay indebtedness, sell assets, make certain payments and investments, make distributions to owners and repurchase debt and equity. In addition, the Amended Credit Facility requires the maintenance of certain specified financial and operating covenants, including, without limitation, capital expenditure limitations and ratios of earnings before interest expense, taxes, depreciation and amortization of intangible assets ("EBITDA") to fixed charges, total debt to EBITDA and EBITDA to interest expense. The Amended Credit Facility also contains representations, warranties, covenants, conditions and events of default customary for senior credit facilities of similar size and nature.

   On October 28, 1997, the Company issued $475,000,000 aggregate principal amount of 9 1/4% Senior Notes Due 2007 ("Senior Notes") and $618,670,000 aggregate principal amount at maturity of 10 1/4% Senior Discount Notes Due 2007 ("Senior Discount Notes" and collectively the "Notes") in a transaction not registered under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act. Gross proceeds from the offering amounted to $850,000,000. The discount on the Senior Discount Notes is being accreted under the effective interest method.

   Cash interest on the Senior Notes are payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002.

   Thereafter, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2003. However, at any time prior to November 1, 2002, the Company may elect (the "Cash Interest Election") on any interest payment date (the date of such Cash Interest Election, the "Cash Interest Election Date") to commence the accrual of cash interest from and after the Cash Interest Election Date, in which case the principal amount at maturity of each Senior Discount Note will on such interest payment date be reduced to the accreted value of such Senior Discount Note as of such interest payment date, and cash interest (accruing at a rate of 10 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Discount Note on each interest payment date thereafter.

                          FOX FAMILY WORLDWIDE, INC.

   The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                      Redemption
       Year                                                             Price
       ----                                                           ----------
       2002..........................................................   104.63%
       2003..........................................................   103.08%
       2004..........................................................   101.54%
       2005 and thereafter...........................................   100.00%

   In addition, at any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of (i) one or more public equity offerings or (ii) sales of qualified equity interests to strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 to redeem, on a pro rata basis, up to an aggregate of 35% of the principal amount of the Senior Notes originally issued, at a redemption price equal to 109.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date; provided that at least 65% of the originally issued principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption.

   The Senior Discount Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as a percentage of principal amount at maturity) set forth below, plus accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                      Redemption
       Year                                                             Price
       ----                                                           ----------
       2002..........................................................   105.13%
       2003..........................................................   103.42%
       2004..........................................................   101.71%
       2005 and thereafter...........................................   100.00%

   In addition, prior to November 1, 2000, the Company may redeem up to 35% of the originally issued principal amount at maturity of the Senior Discount Notes at a redemption price equal to 110.25% of the accreted value of the Senior Discount Notes so redeemed at the redemption date or, if a Cash Interest Election has been made, 110.25% of the principal amount at maturity of the Senior Discount Notes so redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of (i) one or more public equity offerings or (ii) sales of qualified equity interests of the Company to one or more strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 in the aggregate; provided, however, that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to any such redemption.

   Upon the occurrence of a change of control, the Company shall be obligated to make an offer to purchase (a "Change of Control Offer"), on a business day (the "Change of Control Purchase Date") not more than 60 nor less than 30 days following the occurrence of the change of control, all of the then outstanding Notes tendered at a purchase price in cash (the "Change of Control Purchase Price") equal to (x) with respect to the Senior Notes, 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the Change of Control Purchase Date and (y) with respect to the Senior Discount Notes, 101% of the accreted value on the Change of Control Purchase Date, unless the Change of Control Purchase Date is on or after the earlier to occur of November 1, 2002 and the Cash Interest Election Date, in which case such Change of Control Purchase Price

                          FOX FAMILY WORLDWIDE, INC.

shall be equal to 101% of the aggregate principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the Change of Control Purchase Date. The Company shall be required to purchase all Notes tendered into the Change of Control Offer and not withdrawn. The Change of Control Offer is required to remain open for at least 20 business days and until the close of business on the Change of Control Purchase Date.

   The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to all future subordinated indebtedness of the Company. Claims of the holders of the Notes will effectively be subordinated to the claims of creditors of the Company's subsidiaries, including the banks under the Bank Facility.

   The Company is subject to certain covenants in connection with the issuance of the Notes which include for example limitation on indebtedness, restricted payments, liens, dividends, transactions with affiliates and disposition of assets.

   The initial Fox Subordinated Note was restated on May 19, 1998 and accretes interest at the rate of 10.427% and is due on May 1, 2008. Two additional Fox Subordinated Notes in the amounts of $25,000,000 and $15,000,000 were issued in June 1999 and September 1999, respectively, and accrete interest at the rate of 20% and are due on June 28, 2009 and September 27, 2009, respectively. The payment of principal and interest under the Fox Subordinated Notes are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

   On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to NAI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note has a principal amount of $345,500,000. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. In October 1997, a $215,000,000 paydown was made to the NAI Bridge Note in connection with the issuance of the Senior Notes and Senior Discount Notes.

                          FOX FAMILY WORLDWIDE, INC.

7. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of June 30, (in thousands):

                                                             1999      2000
                                                           --------  ---------
   Deferred tax liabilities:
     Accounts receivable.................................. $    927  $     127
     Property and equipment...............................    9,497      5,108
     Contract discount....................................    2,184      1,042
     State taxes..........................................      103        --
     Other................................................    8,037      8,611
                                                           --------  ---------
   Total deferred tax liabilities.........................   20,748     14,888
                                                           --------  ---------
   Deferred tax assets:
     Deferred revenues....................................    1,926      1,550
     Programming costs....................................   20,362     10,160
     Accrued liabilities..................................   20,693     19,487
     Loss carryforwards...................................   75,329    123,467
     Other................................................    4,688      2,483
                                                           --------  ---------
   Total deferred tax assets..............................  122,998    157,147
   Valuation allowance for deferred tax assets............  (84,169)  (157,147)
                                                           --------  ---------
   Deferred tax assets....................................   38,829        --
                                                           --------  ---------
   Net deferred tax assets (liabilities).................. $ 18,081  $ (14,888)
                                                           ========  =========

   The Company currently has approximately $181,000,000 of operating loss carryforwards which will expire at various dates through June 30, 2020. Approximately $2,100,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

   Management has determined that as of June 30, 2000, $157,147,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $35,000,000 of the prior year valuation allowance relates to deferred tax assets acquired in the IFE acquisition. (See Note 3). In the current year, the Company realized the benefit of $18,140,000 of these deferred tax assets for which the benefit was recorded as a reduction to goodwill. As of June 30, 2000, approximately $16,860,000 of the valuation allowance relates to the remaining deferred tax assets acquired in the IFE transaction. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

   For financial reporting purposes, income before income taxes includes the following components (in thousands):

                                                       Years Ended June 30,
                                                    ----------------------------
                                                      1998      1999      2000
                                                    --------  --------  --------
   Pretax income (loss):
     United States................................. $(45,733) $(86,202) $121,879
     Foreign.......................................   24,406    21,792    16,665
                                                    --------  --------  --------
                                                    $(21,327) $(64,410) $138,544
                                                    ========  ========  ========

                          FOX FAMILY WORLDWIDE, INC.

   Significant components of the provision for income taxes are as follows (in thousands):

                                                           Years Ended June 30,
                                                           ---------------------
                                                            1998   1999   2000
                                                           ------ ------ -------
   Current:
     Federal.............................................. $  --  $  --  $21,281
     State................................................    --     500   2,090
     Foreign..............................................  1,766  1,489   2,678
                                                           ------ ------ -------
                                                            1,766  1,989  26,049
   Deferred:
     Federal..............................................  1,470    --   48,284
     State................................................    210    --    2,826
     Foreign..............................................    --     --      --
                                                           ------ ------ -------
                                                            1,680    --   51,110
                                                           ------ ------ -------
                                                           $3,446 $1,989 $77,159
                                                           ====== ====== =======

   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes:

                                               Years Ended June 30,
                                               --------------------------
                                                1998      1999      2000
                                               ------    ------    ------
   Tax at U.S. statutory rates................    (35)%     (35)%      35 %
   State taxes, net of federal benefit........     (5)       (4)        2
   Foreign income/transactions................    (38)      (10)       (8)
   U.S. operating loss for which no federal
    and state benefit was derived.............     23        26        --
   Change in valuation allowance..............     --        --        16
   Non-deductible amortization of
    intangibles...............................     71        24        10
   Other......................................     --         2         1
                                               ------    ------    ------
                                                   16 %       3 %      56 %
                                               ======    ======    ======

   Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $159,652,000 at June 30, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

8. Commitments and Contingencies

 Leases

   In July 1995, the Company entered into a ten-year lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early

                          FOX FAMILY WORLDWIDE, INC.

termination at the end of the sixth and eighth years upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. The Company also leases other facilities throughout the world on an as needed basis expiring at various dates.

   Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):

       Years ending June 30,
       ---------------------
       2001............................................................. $11,339
       2002.............................................................  11,347
       2003.............................................................  10,214
       2004.............................................................   9,633
       2005.............................................................   9,689
       Thereafter.......................................................  12,670
                                                                         -------
                                                                         $64,892
                                                                         =======

   Rent expense for the years ended June 30, 1998, 1999 and 2000, net of amounts capitalized, was approximately $5,098,000, $6,392,000 and $7,119,000, respectively.

 Legal Matters

   The Company is involved in various lawsuits, both as a plaintiff and defendant, in the ordinary course of its business. Based on an evaluation which included consultation with counsel concerning legal and factual issues involved, management is of the opinion that the foregoing claims and lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Employment Agreements

   The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $49,510,000, of which $27,176,000 is due in 2001, $16,122,000 is due in 2002, $4,969,000 is due in 2003 and
$1,243,000 is due in 2004.

9. Profit Sharing Plan

   The Company has a qualified tax deferred profit sharing plan (the "Plan") for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with the Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended June 30, 1998, 1999 and 2000, was approximately $122,000, $448,000 and $343,000, respectively.

   IFE had a 401(k) retirement savings plan (the "401(k) Plan") which covered the majority of its employees. Subject to certain limitations, employees were permitted to contribute up to 15% of their compensation to the 401(k) Plan. IFE's contribution to the 401(k) Plan was discretionary as determined annually by IFE's Board of Directors. IFE contributed $349,000 to the 401(k) Plan for the year ended June 30, 1998. As of January 1, 1999, the 401(k) Plan was terminated and the participating employee contributions were transferred to the Company's Plan.

                          FOX FAMILY WORLDWIDE, INC.

10. Other Related Party Transactions

   The following amounts are included within the consolidated statements of operations and balance sheets in relation to related party transactions (in thousands):

                                                        Years Ended June 30,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Consolidated Statements of Operations
   Revenues......................................... $131,980 $106,205 $104,373
   Production and programming costs(1)..............    6,456    7,179   10,588
   Selling, general and administrative expenses.....    5,328    9,090   12,632
   Interest expense, net............................   23,871   24,642   39,263

                                                                 At June 30,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
   Consolidated Balance Sheets
   Amounts receivable from related parties, net.............. $ 14,000 $ 56,753
   Accounts payable..........................................    1,833    3,664
   Deferred revenues.........................................    6,185    2,218
   NAI Bridge Note...........................................  119,056  131,784
   Fox Subordinated Notes....................................  157,399  194,693
   Amounts payable to related parties, net...................  115,375   21,243

--------
(1) Includes satellite transponder, engineering and technical support costs.

   Amounts receivable from related parties include advances of $4,023,000 and $5,631,000 at June 30, 1999 and 2000, respectively, to certain non-stockholder officers and directors of the Company.

   The Company and Fox Broadcasting were parties to a Barter Syndication Agreement dated as of January 5, 1996, pursuant to which the Company engaged Fox Broadcasting to provide barter advertising sales for the 1997-1998 broadcast season for the Company's syndicated programming. In consideration for the services rendered by Fox Broadcasting to the Company, the Company agreed to pay Fox Broadcasting a barter advertising sales fee of $840,000 for the 1997-1998 broadcast season.

   Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company and have collected funds related to the Company's advertising sales receivables. Amounts due to the related companies of Fox Broadcasting in connection therewith, including interest, totaled $15,375,000 at June 30, 1999. Amounts due from related companies of Fox Broadcasting totaled $17,038,000 at June 30, 2000.

   The Company broadcasts Fox Kids U.K., a cable and satellite channel via analogue and digital transponders. The channel is distributed as part of British Sky Broadcasting, Group plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds an approximately 37% interest in BSkyB, a public company. As part of its agreement with BSkyB, the Company acquired for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company entered into an analog transponder sublease agreement with BSkyB through February 1, 2001 subject to extension in certain circumstances requiring a financial commitment of approximately $28,000,000 and a five-year digital transponder and uplink sublease agreement, commencing in late 1998, requiring a financial commitment of approximately $5,400,000, subject to annual cost of living increases. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

                          FOX FAMILY WORLDWIDE, INC.

   The Company broadcasts FKLA, a Fox Kids branded pan-regional Latin American channel. The Company has entered into a cost sharing arrangement for employees and service support in connection with the operation of the channel with Canal Fox, a related party. The Company believes that such arrangement for employees and service support are at rates which approximate fair market value.

   Foxtel, an Australian-based cable and satellite television service, has carried a Fox Kids Network children's channel segment since 1994 under a license agreement between Foxtel and an affiliate of Fox Broadcasting. This license was assigned to the Company. Foxtel is is owned and operated by News Corp.; Telstra, the Australian telephone company; and Publishing and Broadcasting Limited.

   In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company, for a minimum of fifty charter hours during a twelve month period. For the twelve months ended
June 30, 1998, 1999 and 2000, the Company has paid approximately $730,000, $722,000 and $552,000, respectively, for such costs.

   The Company is party to a music services agreement (the "Music Agreement") with 5161. Under the terms of the Music Agreement, the Company acquires substantially all of the original theme music, underscores, cues and songs it uses in programming produced by the Company from 5161. In addition, the Company has the royalty-free right to use the compositions in articles of merchandise such as home video units, video games and interactive toys and has been granted the non-exclusive, worldwide, and perpetual license to use the music to (i) synchronize and perform compositions in theatrical motion pictures and (ii) synchronize compositions in all other forms of programming.

   The Company leases its entertainment properties (e.g., motion pictures, television programs, merchandising and licensing rights) in Israel through Duveen Trading Ltd. (Distributor), a corporation wholly-owned by Haim Saban's brother. The term of the agreement extends through December 31, 2000. At June 30, 1999 and 2000, the Company was due $500,000 under this agreement.

   The Company creates and owns all rights, titles and interests in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 is entitled to receive all publishing income derived from the exploitation of all music compositions. 5161 reimburses the Company for certain costs associated with the creation of the compositions, which amounted to $451,000, $301,000 and $397,000, respectively, for the years ended June 30, 1998, 1999 and 2000. At June 30, 1999 and 2000, approximately $126,000 and $316,000, respectively, was owed to 5161 by the Company in connection with royalties collected by the Company on behalf of 5161.

   The Company utilizes the legal services of Matthew Krane, a director of the Company since January 2000. Mr. Krane was paid approximately $268,000 for such services for the year ended June 30, 2000.

   The Company is party to a distribution agreement with Fox Family Films, Inc. ("Distributor") for "Turbo: A Power Rangers Movie," which was released theatrically in the United States in Spring 1997 and in home video in late Summer 1997. Distributor holds in perpetuity worldwide theatrical, non-theatrical, home video, and television rights in the movie (except for the territories of Japan and certain Asian territories and Israel). The Company holds the copyright as well as certain rights including merchandising, television series, stage, publication, radio, theme park and touring, music publishing and soundtrack. Commercial tie-in rights are

                          FOX FAMILY WORLDWIDE, INC.

mutually controlled by the Company and Distributor. The Company will receive 100% of gross receipts after certain distribution fees and expenses are deducted, based upon a formula set forth in the agreement.

   In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, a wholly owned subsidiary of Tele-Communications, Inc. for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

   In January 1997, the Company obtained from Fox Television ("Fox Television"), a division of Fox, Inc., distribution rights to the New World Communications Group, Inc. ("New World") animation library of children's programming, which Fox Television acquired as part of its purchase of New World. In July 1998, the Company acquired the New World animation library from Fox Television for approximately $14,100,000.

   The Company entered into a long-term license agreement effective October 1, 1997 with Twentieth Century Fox Film Corp. ("Twentieth Century Fox"), pursuant to which Twentieth Century Fox will distribute certain products in the Company's programming library.

   Pursuant to a Guaranty of Lease entered into on August 1, 1997 and amended as of July 26, 2000 (the "Guaranty"), News Corp. and NPAL have guaranteed certain of the Company's obligations under the lease of its corporate headquarters. Under the Guaranty, News Corp. and NPAL are liable, jointly and severally, for any amounts not paid by the Company. News Corp.'s and NPAL's aggregate liability under the Guaranty is limited to approximately $6.6 million, to be reduced annually over two years on a straight-line basis.

   In May 1996, the Company entered into an agreement with Fox Video (the "Fox Video Agreement") for the production and distribution of a live-action feature film for the home video market based upon the animated character of Casper (the "Film") which was released by Fox Video in the United States on September 9, 1997. The Company and Fox Video each contributed one-half of the production costs of the Film subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the television net income 55% and 45%, respectively, and the home video net income 45% and 55%, respectively, subject to the participation rights of the Harvey Entertainment Company ("Harvey"), which holds the copyright to Casper.

   The Company entered into an agreement in principle with Fox Video for the production and distribution of, a second live-action feature film (Casper Meets Wendy) for the home video market released in fiscal 1999. Saban and Fox Video each contributed one-half of the production costs subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the combined television, non-theatrical, airline, and home video receipts equally, subject to the participation rights of Harvey.

   In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $8,273,000 through June 30, 2000.

   Effective August 1, 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its 100% interest in a cable network in The Netherlands, TV10 BV, to a U.S. limited liability company (the "TV10 LLC") in exchange for a 50% equity

                          FOX FAMILY WORLDWIDE, INC.

interest in the TV10 LLC. The subsidiary of News Corp. contributed $20,000,000 in cash to the TV10 LLC in exchange for its 50% equity interest in the TV10 LLC. In accordance with the operating agreement between the parties, an affiliate of the Company is responsible for procuring the supply of programming during the hours of 6:00a.m. and 6:00p.m. and an affiliate of News Corp. is responsible for the hours of 6:00p.m. to 1:00a.m. The parties retain the revenues and are responsible for costs and expenses related to their respective programming hours (or "day parts"). Costs that are not directly related to specific day parts are shared on the basis of a formula that ensures that News Corp.'s share will not exceed two-thirds of total indirect costs. No gain or loss was recorded by the Company related to this transaction. At June 30, 2000, amounts receivable from related parties included approximately $22,719,000 owed to the Company by TV10 LLC, and amounts payable to related parties included approximately $21,243,000 owed by the Company to TV10 LLC.

   In June 1999, FKEH, a subsidiary of the Company, entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100,000,000 in exchange for a subscription (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). In addition, in June 1999, Fox entered into an exchange agreement with the Company pursuant to which Fox Broadcasting was granted the right, but not the obligation, to require the Company to acquire its Subscription Rights in exchange for a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company. Upon exercise of the conversion rights, interest begins to accrete as of the earlier of the exercise date or January 1, 2000. At June 30, 1999, the amount paid by Fox Broadcasting was included in amounts payable to related parties. In November 1999, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE to Fox Broadcasting as settlement of the $100,000,000 Subscription Agreement.

   In June 1999, the Company issued a deeply subordinated note in the principal amount of $25,000,000 to Fox Broadcasting payable on June 28, 2009 with interest accreting at a rate of 20% per annum. In September 1999, the Company issued an additional deeply subordinated note in the principal amount of $15,000,000 to Fox Broadcasting payable September 27, 2009 with interest accreting at a rate of 20% per annum.

11. Business Segment Reporting

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for its fiscal year ended June 30, 1999, which changed the way the Company reports information about its operating segments. The Company's business units have been aggregated into two reportable operating segments: production and distribution and broadcasting. The "other" column includes corporate related items and income (including SAB No. 51 and subsidiary stock gains) and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

                          FOX FAMILY WORLDWIDE, INC.

   Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                               Production
                                                  and
                                 Broadcasting Distribution  Other      Total
                                 ------------ ------------ --------  ----------
Year Ended June 30, 2000:
  Revenues......................  $  434,392    $202,086   $  5,398  $  641,876
  Income before income taxes,
   interest, depreciation and
   amortization of intangibles..     109,109      61,871    187,384     358,364
  Identifiable assets...........     583,261     385,946     93,421   1,062,628
  Intangible assets, net........   1,481,189         --         --    1,481,189
  Capital expenditures..........       7,266         844        146       8,256
  Depreciation expense..........      10,104         726         53      10,883
Year Ended June 30, 1999:
  Revenues......................  $  429,610    $204,321   $  1,342  $  635,273
  Income (loss) before income
   taxes, interest, depreciation
   and amortization of
   intangibles..................     112,921      54,314    (12,021)    155,214
  Identifiable assets...........     299,598     587,672     39,670     926,940
  Intangible assets, net........   1,539,852         --         --    1,539,852
  Capital expenditures..........       2,790       7,957        647      11,394
  Depreciation expense..........       8,432       1,491        160      10,083
Year Ended June 30, 1998:
  Revenues......................  $  423,060    $240,538   $    860  $  664,458
  Income (loss) before income
   taxes, interest, depreciation
   and amortization of
   intangibles..................     117,825      57,737    (15,960)    159,602
  Identifiable assets...........     293,117     573,143     55,478     921,738
  Intangible assets, net........   1,594,286         --         --    1,594,286
  Capital expenditures..........       1,782       7,667      1,066      10,515
  Depreciation expense..........       8,234       1,047         89       9,370

   The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income (loss) (in thousands):

                                                 Years Ended June 30,
                                             -------------------------------
                                               1998       1999       2000
                                             ---------  ---------  ---------
   Income before income taxes, interest,
    depreciation and amortization of
    intangibles............................. $ 159,602  $ 155,214  $ 358,364
   Amortization of intangibles..............   (37,557)   (40,434)   (40,522)
   Interest expense, net....................  (134,002)  (169,107)  (168,415)
   Depreciation.............................    (9,370)   (10,083)   (10,883)
   Provision for income taxes...............    (3,446)    (1,989)   (77,159)
                                             ---------  ---------  ---------
   Net income (loss)........................ $ (24,773) $ (66,399) $  61,385
                                             =========  =========  =========

                          FOX FAMILY WORLDWIDE, INC.

Geographic Segments

   Revenues are attributed to geographic segments based upon origin of sale.

                                                        Years Ended June 30,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
                                                           (in thousands)
   Revenues
   United States.................................... $524,076 $474,629 $466,293
   Europe...........................................  131,145  151,995  163,666
   Central and South America........................    9,237    8,649   11,917
                                                     -------- -------- --------
                                                     $664,458 $635,273 $641,876
                                                     ======== ======== ========

                                                     Years Ended June 30,
                                               --------------------------------
                                                  1998       1999       2000
                                               ---------- ---------- ----------
                                                        (in thousands)
   Identifiable and Intangible Assets
   United States.............................. $2,213,103 $2,071,161 $2,088,337
   Europe.....................................    301,288    394,696    454,729
   Central and South America..................      1,633        935        751
                                               ---------- ---------- ----------
                                               $2,516,024 $2,466,792 $2,543,817
                                               ========== ========== ==========

   The Company had no significant customers or significant properties for the years ended June 30, 1998, 1999 and 2000.

12. Capital Stock

 Common Stock

   The authorized capital stock of the Company consists of 2,000,000 shares of Class A Common Stock, 16,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 1999 and 2000, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

   The holders of Class A Common Stock (the "Class A Stockholders") are entitled to one vote per share and the holders of Class B Common Stock (the "Class B Stockholders") are entitled to ten votes per share. Both classes vote together as a single class. A majority vote (or any other greater percentage) for stockholder action requires a majority of the aggregate number of votes entitled to be cast as such vote. The Company's Corrected Restated Certificate of Incorporation does not provide for cumulative voting rights.

   Subject to the rights of the holders of shares of any series of Preferred Stock, the Class A and Class B Stockholders are to receive like dividends and other similar distributions of the Company. In the case of any split, subdivision, combination or reclassification of shares of Class A or Class B Common Stock, an equivalent split, subdivision, combination or reclassification must be made to the shares of Class B or Class A Common Stock, as the case may be.

   The Class A and Class B Stockholders have equivalent rights to distributions in the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, in proportion to the number of shares held by them without regard to class.

                          FOX FAMILY WORLDWIDE, INC.

   In the event of any corporate merger, consolidating purchase or acquisition, the Class A and Class B Stockholders are to receive the same consideration on a per share basis, and if the consideration in such transaction consists in any part of voting securities, the Class B Stockholders are to receive, on a per share basis, voting securities with ten times the number of votes per share as those voting securities to be received by the Class A Stockholders.

   The shares of Class A Common Stock are freely transferable, but the shares of Class B Common Stock are subject to transfer restrictions as set forth more fully in the Company's charter and in the Amended and Restated Strategic Stockholders Agreement. The Class B Stockholders may only transfer their shares to a "Permitted Transferee" and any unauthorized transfer will cause an automatic conversion of such shares into shares of Class A Common Stock. Regardless of the transfer restriction on the Class B Common Stock, any Class B Stockholder may pledge its shares as collateral security for any indebtedness or other obligation.

   Each share of Class B Common Stock is convertible, at the option of its holder, at any time into one validly issued, fully paid and non-assessable share of Class A Common Stock.

 Stock Options

   Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, all of which were exercisable at June 30, 2000. These options are exercisable at prices ranging from $12.37 to $34.02 per share. No options have been exercised at June 30, 2000. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

   In May 1998, the Company provided two employees compensation of $2,000,000 each and in April 1999, the Company provided the two employees additional compensation of $1,500,000 each in the form of an advance (together the "Advances"). The Advances were included in the employees' taxable income and bear no interest. Further, if the two employees exercise any stock options to acquire shares of the Company's Class A Common Stock, the two employees shall concurrently repay the Advances through an increase in the purchase price in connection with the exercise.

   Included in accrued liabilities at June 30, 1999, and 2000 is $13,040,000 related to compensation recorded in connection with these options.

   As of June 30, 2000, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

   In connection with FKE's initial public offering (see Note 13), FKE approved a stock incentive plan under which FKE may grant options to personnel at exercise prices equal to or exceeding the market price at the date of grant. Options become exercisable over a four year period from the date of grant and expire ten years after the date of grant. Shares available for future option grants at June 30, 2000 totaled 5,276,901.

                          FOX FAMILY WORLDWIDE, INC.

   The following tables summarize information about FKE stock options outstanding and transactions as of and for the year ended June 30, 2000:

                                                                        Weighted
                                                                        average
                                                                        exercise
                                                              Shares     price
                                                             ---------  --------
     Outstanding at beginning of year.......................       --    $  --
     Awards granted......................................... 2,975,030    12.71
     Awards cancelled.......................................   (24,250)   12.60
                                                             ---------   ------
     Outstanding at June 30, 2000........................... 2,950,780   $12.71
                                                             =========   ======

                                      Outstanding                Exercisable
                          ----------------------------------- ------------------
                                                     Weighted           Weighted
                                    Weighted average average            average
           Range of                    remaining     exercise           exercise
           Exercise       Number of     years of      price   Number of  price
          Prices ($)       Options  contractual life   ($)     Options    ($)
          ----------      --------- ---------------- -------- --------- --------
     12.60..............  2,891,365       9.5         12.60       --       --
     17.73..............     15,983       9.5         17.73       --       --
     18.48..............     43,432       9.5         18.48       --       --

 Mandatorily Redeemable Preferred Stock

   In connection with the acquisition of IFE, the Company issued 345,000 shares of Series A Mandatorily Redeemable Preferred Stock to Liberty IFE. The holders of the Series A Mandatorily Redeemable Preferred Stock will receive cash dividends of 9% per annum in arrears, paid quarterly. Any accrued or unpaid dividends will be added to the liquidation price and until such accrued and unpaid dividends are paid in full, the dividend rate will increase to 11.5% of the liquidation price. The liquidation price is $1,000 per share plus any accrued and unpaid dividends.

   Pursuant to the Funding Agreement among News Corp., NPAL, and the Company, each of News Corp. and NPAL has unconditionally agreed that, upon the occurrence and during the continuation of an event of default under the provisions governing the Series A Mandatorily Redeemable Preferred Stock in the Company's Corrected Restated Certificate of Incorporation or liquidation, dissolution, winding up or other similar event of the Company, News Corp. or NPAL, as the case may be, will provide the Company with the funds necessary to redeem in full, or pay the liquidation distribution on all of the outstanding Series A Mandatorily Redeemable Preferred Stock and to pay any other amounts owing in respect of such shares. Pursuant to the Amended and Restated Strategic Stockholders Agreement (as defined), such funds will be, except under certain circumstances, in the form of an advance or loan to the Company. The following constitute events of default with respect to the Series A Mandatorily Redeemable Preferred Stock under the Corrected Restated Certificate of Incorporation: (i) the failure of the Company to mandatorily redeem Series A Mandatorily Redeemable Preferred Stock at the redemption dates indicated below; (ii) a breach for thirty days of any of the covenants contained in the provisions governing the Series A Mandatorily Redeemable Preferred Stock; and (iii) an event of default under the terms of the preferred stock of NPAL, if any shares of which are outstanding. In addition, pursuant to the Exchange Agreement among NPAL, Liberty Media Corporation ("Liberty Media") and Liberty IFE (the "Exchange Agreement"), each of the holders of the Series A Mandatorily Redeemable Preferred Stock has the right, upon the occurrence and during the continuation of an event of default under the Corrected Restated Certificate of Incorporation or the liquidation, winding up or other similar event of the Company, to exchange their shares for an equivalent number of shares of preferred stock of NPAL.

                          FOX FAMILY WORLDWIDE, INC.

   The Series A Mandatorily Redeemable Preferred Stock issued to Liberty IFE will rank senior as to dividend, redemption and liquidation rights to all other classes and series of capital stock of the Company authorized on the date of issuance, or to any other class or series of capital stock issued while any shares of the Series A Mandatorily Redeemable Preferred Stock remain outstanding. The Series A Mandatorily Redeemable Preferred Stock does not generally have voting rights, except for certain approval rights set forth in the Corrected Restated Certificate of Incorporation and as required by law. Stockholders of Series A Mandatorily Redeemable Preferred Stock do not have preemptive rights over any stock or securities that may be issued by the Company.

 Stock Based Compensation

   The Company and its subsidiary, FKE, have elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their employee stock options.

   Pro forma information regarding net income as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company and FKE had accounted for their employee stock options under the fair value method of that statement. The fair value for options issued by the Company was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of options granted by the Company is 6.5 years. The fair value for options issued by FKE was estimated at the date of grant in November 1999 to be $13,827,000 using the fair value method with the following weighted-average assumptions, respectively: risk-free interest rate 5.5%; dividend yield of 0%; expected stock volatility 60%; and a weighted average expected life of the options of 2 years.

   The minimum value valuation method used by the Company was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options issued by the Company.

   The pro forma net income (loss) determined as if the Company and its subsidiaries had accounted for its employee stock options under the fair value method would be $(25,298,000), $(66,924,000) and $58,387,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

   These pro forma valuations may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

13. Issuance of Subsidiary Ordinary Shares

   In November 1999, net assets of certain direct and indirect subsidiaries of the Company were contributed to FKE, a wholly owned indirect subsidiary of the Company at the time the assets were contributed. Net assets contributed mainly represent the Fox Kids cable channels broadcasting in the European markets and the distribution rights of children's programming in those markets owned by SINV, a wholly owned indirect subsidiary of the Company. In November 1999, FKE issued 12,519,307 previously unissued ordinary shares (or 15.2 percent) for gross proceeds of $175,518,000 ($14.02 per share) in an initial public offering ("IPO") on the Official Market for Amsterdam Exchanges. Offering costs for the IPO totaled $22,550,000 and consisted mainly

                          FOX FAMILY WORLDWIDE, INC.

of underwriter and professional fees plus certain capital taxes. The Company has accounted for the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock by subsidiary." Accordingly, a pre-tax gain of $117,316,000 was recorded in the year ended June 30, 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share.

   In November 1999, in connection with the IPO, a subsidiary of the Company caused to be transferred 7,507,591 ordinary shares of FKE (or 9.1 percent), to Fox Broadcasting as settlement of a $100,000,000 subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting in the IPO for gross proceeds of $105,256,000 ($14.02 per share). The gross proceeds from these shares, less underwriter fees and capital taxes of $5,256,000, were retained by Fox Broadcasting. A pre-tax gain of $78,623,000 was recorded on this transaction in the year ended June 30, 2000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Family Worldwide, Inc. and its subsidiaries as of and for the years ended June 30, 1998, 1999 and 2000 included in this Report on Form 10-K and have issued our report thereon dated September 18, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
Arthur Andersen LLP

Los Angeles, California
September 18, 2000

        SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                    June 30, 1999 June 30, 2000
                                                    ------------- -------------
Assets:

Cash and cash equivalents.........................   $       37    $    1,207
Investments in and advances to subsidiaries.......    1,455,476     1,615,842
Other assets, net.................................       25,314        23,909
                                                     ----------    ----------
 Total assets.....................................   $1,480,827    $1,640,958
                                                     ==========    ==========
Liabilities and stockholders' deficit:

Accounts payable..................................   $      443    $      154
Accrued liabilities...............................        7,937         8,999
NAI Bridge Note...................................      119,056       131,784
Fox Subordinated Notes............................      157,399       194,693
Senior Notes......................................      475,000       475,000
Senior Discount Notes, net of unamortized discount
 of $174,935 and $130,242 at June 30, 1999 and
 2000, respectively...............................      443,735       488,428
Amounts payable to related parties................          --         21,243
                                                     ----------    ----------
 Total liabilities................................    1,203,570     1,320,301
                                                     ----------    ----------


Series A Mandatorily Redeemable Preferred Stock,
 $0.001 par value; 500,000 shares authorized;
 345,000 shares issued and outstanding at June 30,
 1999 and 2000, respectively ($1,000 per share
 liquidation value)...............................      345,000       345,000
                                                     ----------    ----------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 2,000,000
 shares authorized, of which 500,000 shares are
 designated as Series A Preferred Stock; no shares
 issued and outstanding...........................          --            --
Class A Common Stock, $0.001 par value; 2,000,000
 shares authorized, 160,000 shares issued and
 outstanding at June 30, 1999 and 2000,
 respectively.....................................          --            --
Class B Common Stock, $0.001 par value; 16,000,000
 shares authorized, 15,840,000 shares issued and
 outstanding at June 30, 1999 and 2000,
 respectively.....................................           16            16
Contributed capital...............................       60,731        78,671
Accumulated other comprehensive loss..............       (1,893)       (6,683)
Accumulated deficit...............................     (126,597)      (96,347)
                                                     ----------    ----------
 Total stockholders' deficit......................      (67,743)      (24,343)
                                                     ----------    ----------
 Total liabilities and stockholders' deficit......   $1,480,827    $1,640,958
                                                     ==========    ==========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                      Years Ended June 30,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Revenues:
  Equity in income of subsidiaries................ $ 86,382  $ 55,700  $277,366
  Other...........................................      861       135       103
                                                   --------  --------  --------
    Total revenue.................................   87,243    55,835   277,469
Costs and expenses:
  Selling, general and administrative.............    8,470     6,172     9,755
  Depreciation....................................      157       133        24
  Interest expense, net...........................   99,943   113,940   129,146
                                                   --------  --------  --------
Income (loss) before provision for income taxes...  (21,327)  (64,410)  138,544
Provision for income taxes........................    3,446     1,989    77,159
                                                   --------  --------  --------
Net income (loss)................................. $(24,773) $(66,399) $ 61,385
                                                   ========  ========  ========




                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended June 30,
                                             --------------------------------
                                                1998        1999      2000
                                             -----------  --------  ---------
Operating activities:
Net income (loss)........................... $   (24,773) $(66,399) $  61,385
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Equity gains on investments...............     (86,382)  (55,700)  (277,366)
  Amortization of debt issuance costs.......       2,453     3,253      3,250
  Depreciation expense......................         157       133         24
  Non-cash interest expense.................      50,410    66,746     79,983
  Increase in other assets..................     (30,691)   (1,069)    (1,845)
  Increase (decrease) in accounts payable
   and accrued liabilities..................      11,036    (2,656)       773
                                             -----------  --------  ---------
    Net cash used in operating activities...     (77,790)  (55,692)  (133,796)
                                             -----------  --------  ---------
Investing activities:
Purchase of property and equipment..........        (868)     (410)       --
Acquisition of International Family
 Entertainment, Inc. .......................  (1,370,076)      --         --
Cash acquired in acquisition................      19,296       --         --
                                             -----------  --------  ---------
    Net cash used in investing activities...  (1,351,648)     (410)       --
                                             -----------  --------  ---------
Financing activities:
Proceeds from NAI Bridge Loan...............     345,514       --         --
Paydown of NAI Bridge Loan..................    (250,886)     (267)      (268)
Issuance of Senior Notes....................     475,000       --         --
Issuance of Senior Discount Notes...........     375,001       --         --
Proceeds from Fox Subordinated Note.........         --     25,000     15,000
Issuance of Common Stock....................          10       --         --
Dividends on Preferred Stock................     (28,412)  (31,048)   (31,135)
Net intercompany advances...................     520,150    55,515    151,369
                                             -----------  --------  ---------
    Net cash provided by financing
     activities.............................   1,436,377    49,200    134,966
                                             -----------  --------  ---------
Increase (decrease) in cash and cash
 equivalents................................       6,939    (6,902)     1,170
Cash and cash equivalents, beginning of
 year.......................................         --      6,939         37
                                             -----------  --------  ---------
Cash and cash equivalents, end of year...... $     6,939  $     37  $   1,207
                                             ===========  ========  =========

Supplemental disclosure of non-cash flow investment activities (in thousands):

 Year ended June 30, 1998

   The Company issued a subordinated note to Fox Broadcasting Company in the amount of $108,672 in exchange for Fox Broadcasting Company's $50,000 Preferred Class A Members Interest in the LLC, its $50,000 contingent note receivable and certain other Company obligations. Preferred Stock in the amount of $345,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

 Year ended June 30, 1999

   Property and equipment with a book value of $638 was transferred to a subsidiary.

 Year ended June 30, 2000

   Property and equipment with a book value of $350 was transferred to a subsidiary.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                         NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying financial statements include the accounts of Fox Family Worldwide, Inc. (the "Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a reorganization in connection with its acquisition of International Family Entertainment, Inc. This reorganization is more fully explained in Note 1 to the Consolidated Financial Statements.

2. Debt

   Information relating to the NAI Bridge Note, Fox Subordinated Notes, Senior Notes and Senior Discount Notes is contained in Note 6 to the Consolidated Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Consolidated Financial Statements.

3. Issuance of Subsidiary Ordinary Shares

   Information relating to the issuance of ordinary shares of FKE, a wholly owned indirect subsidiary of the company, in an initial public offering of its shares and the resulting SAB No. 51 pre-tax gain of $117,316,000 and pre-tax gain on issuance of subsidiary stock of $78,623,000 is contained in Note 13 to the Consolidated Financial Statements.

                           FOX FAMILY WORLDWIDE, INC.

                                  CONSOLIDATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                      ----------------------
                                                 Acquired or
                           Balance at Charged to Charged to             Balance
                           Beginning  Costs and     Other               at end
       Description          of Year    Expenses   Accounts   Deductions of Year
       -----------         ---------- ---------- ----------- ---------- -------
                                              (in thousands)
Year ended June 30, 1998
  Allowance for doubtful
   accounts...............  $ 1,410     $  (27)    $   211    $    --   $ 1,594
  Reserve for severance
   and related costs under
   acquisition............      --         --       36,500     (19,850)  16,650
  Accruals for litigation
   and other related costs
   under acquisition......      --         --        4,800         --     4,800
Year ended June 30, 1999
  Allowance for doubtful
   accounts...............    1,594        990         --          (91)   2,493
  Reserve for severance
   and related costs under
   acquisition............   16,650        --          --       (8,873)   7,777
  Accruals for litigation
   and other related costs
   under acquisition......    4,800        --          --         (886)   3,914
Year ended June 30, 2000
  Allowance for doubtful
   accounts...............    2,493      2,011         436        (252)   4,688
  Reserve for severance
   and related costs under
   acquisition............    7,777        --          --       (2,713)   5,064
  Accruals for litigation
   and other related costs
   under acquisition......    3,914        --          --       (1,139)   2,775

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") under the captions "Election of Directors" and "Executive Officers of the Company" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the 2000 Proxy Statement under the captions "Executive Officers of the Company" and "Committees of the Board--Board Meetings" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  and (d) Financial Statements and Schedules (see Index on Pages 34 & 35)

(b)  Reports on Form 8-K
     None.

(c)  Exhibits (see Exhibit Index)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                         By /s/ K. RUPERT MURDOCH
                                         ------------------------------------
                                         K. Rupert Murdoch,
                                         Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                          By /s/ DAVID F. DeVOE
                                          -----------------------------------
                                          David F. DeVoe,
                                          Senior Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

Date: September 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                             Title                   Date
         ---------                             -----                   ----

/s/  K. RUPERT MURDOCH                       Director         September 28, 2000
-----------------------------------
K. Rupert Murdoch


/s/  DAVID DeVOE                             Director          September 28, 2000
-----------------------------------
David F. DeVoe



/s/ ARTHUR M. SISKIND                        Director          September 28, 2000
-----------------------------------
Arthur M. Siskind



/s/ PETER CHERNIN                            Director         September 28, 2000
-----------------------------------
Peter Chernin



/s/  CHASE CAREY                             Director          September 28, 2000
-----------------------------------
Chase Carey


-----------------------------------          Director          September __, 2000
Christos M. Cotsakos


-----------------------------------          Director          September __, 2000
Laura D'Andrea Tyson

                                  EXHIBIT INDEX

                                                                                     EXHIBIT NO.
                                                                                     IN DOCUMENT
EXHIBIT                                                                              INCORPORATED
NO.       DESCRIPTION                                                                BY REFERENCE
-------   ---------------------                                                      --------------------
2.1       Agreement and Plan of Merger, dated as of August 13, 2000, among
          Chris-Craft Industries, Inc., The News Corporation Limited, News
          Publishing Australia Limited and Fox Television Holdings, Inc.                       2.1(/1/)
2.2       Agreement and Plan of Merger, dated as of August 13, 2000, among BHC
          Communications, Inc., The News Corporation Limited, News Publishing
          Australia Limited and Fox Television Holdings, Inc.                                  2.1(/2/)
2.3       Agreement and Plan of Merger, dated as of August 13, 2000, among
          United Television, Inc., The News Corporation Limited, News Publishing
          Australia Limited and Fox Television Holdings, Inc.                                  2.1(/3/)
3.1       Restated Certificate of Incorporation of the Company                                 3.1(/4/)
3.2       Form of By-Laws of the Company                                                       3.2(/4/)
4.1       Specimen Certificate for Shares of Class A Common Stock of the Company               4.1(/5/)
10.1      Indenture, dated as of January 28, 1993, by and among News America
          Holdings Incorporated, the guarantors named therein and State Street
          Bank and Trust Company (as successor to The First National Bank of
          Boston), as Trustee, with respect to senior debt securities                          2(/6/)
10.2      First Supplemental Indenture, dated as of March 24, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           2(/7/)
10.3      Second Supplemental Indenture, dated as of April 8, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           3(/7/)
10.4      Third Supplemental Indenture, dated as of May 20, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           4.7(/8/)
10.5      Fourth Supplemental Indenture, dated as of May 28, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           4.8(/8/)

                                                                                     EXHIBIT NO.
                                                                                     IN DOCUMENT
EXHIBIT                                                                              INCORPORATED
NO.       DESCRIPTION                                                                BY REFERENCE
-------   ---------------------                                                      --------------------
10.6      Fifth Supplemental Indenture, dated as of July 21, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           4.6(/9/)
10.7      Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Holdings Incorporated, the guarantors named therein and State Street Bank and Trust Company (as successor to The
          First National Bank of Boston), as Trustee, with respect to senior
          debt securities                                                                      4.7(/10/)
10.8      Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Holdings Incorporated, the guarantors named therein and State Street Bank and Trust Company (as successor to The
          First National Bank of Boston), as Trustee, with respect to senior
          debt securities                                                                      4.8(/11/)
10.9      Form of Eight Supplemental Indenture, dated as of May 12, 1994, by and among News America Holdings Incorporated, the guarantors named therein and State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           4.9(/11/)
10.11     Form of Ninth Supplemental Indenture, dated as of July 27, 1995 by and among News America Holdings Incorporated, the guarantors named therein and State Street Bank and Trust Company (as successor to The First
          National Bank of Boston), as Trustee, with respect to senior debt
          securities                                                                           4.10(/12/)
10.12     Form of Indenture, dated as of March 11, 1993 by and among News
          America Holdings Incorporated, the Guarantors named therein and The
          Bank of New York, as Trustee with respect to the Liquid Yield
          Option(TM) Notes ("LYONs") due March 11, 2013                                        4.1(/13/)
10.13     First Supplemental Indenture, dated as of May 20, 1993, among News
          America Holdings Incorporated, the guarantors named therein and The
          Bank of New York, as Trustee, with respect to the LYONs                              4.2(/14/)

                                                                                     EXHIBIT NO.
                                                                                     IN DOCUMENT
EXHIBIT                                                                              INCORPORATED
NO.       DESCRIPTION                                                                BY REFERENCE
-------   -----------                                                                --------------------
10.14     Second Supplemental Indenture, dated as of July 21, 1993, among News
          America Holdings, the guarantors named therein and The Bank of New
          York, as Trustee, with respect to the LYONs                                          4.3(/14/)
10.15     Form of Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Holdings Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior
          debt securities                                                                      4.1(/15/)
10.16     First Supplemental Indenture, dated as of May 20, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          The Bank of New York, as Trustee, with respect to senior debt
          securities                                                                           4.2(/8/)
10.17     Second Supplemental Indenture, dated as of May 28, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          The Bank of New York, as Trustee, with respect to senior debt
          securities                                                                           4.3(/8/)
10.18     Third Supplemental Indenture, dated as of July 21, 1993, by and among
          News America Holdings Incorporated, the guarantors named therein and
          The Bank of New York, as Trustee, with respect to senior debt
          securities                                                                         4.14(/16/)
10.19     Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Holdings Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to the senior debt
          securities                                                                         4.15(/16/)
10.20     Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, the guarantors named therein and
          The Bank of New York, as Trustee, with respect to the senior debt
          securities                                                                          4.6(/17/)
10.21     Composite Revolving Credit Agreement, dated as of May 19, 1993 (in-
          cluding amendments dated August 9, 1993, September 14, 1993, May 12,
          1994, March 30, 1995, February 29, 1996 and December 20, 1996) among
          News America Incorporated et al, several agents, managers and banks                10.21(/5/)
10.22     Indenture for the 5% Subordinated Discount Debentures, dated as of No-
          vember 12, 1996, among News America Holdings Incorporated, The News
          Corporation Limited, each of the Sub-sidiary Guarantors named
          therein and The Bank of New York, as Trustee                                       4(i)(/18/)


                                                                                     EXHIBIT NO.
                                                                                     IN DOCUMENT
EXHIBIT                                                                              INCORPORATED
NO.       DESCRIPTION                                                                BY REFERENCE
-------   ---------------------                                                      --------------------
10.23     Funding Agreement, dated as of June 11, 1997 by and among The News
          Corporation Limited, News Publishing Australia Limited and Fox Kids
          Worldwide, Inc.                                                                      10.33(/19/)

10.24(a)  Amended and Restated Strategic Stockholders Agreement, dated as of
          August 1, 1997, by and among Haim Saban, certain entities listed on
          Schedule A thereto, Fox Broadcasting Company, Fox Broadcasting Sub,
          Inc. and Allen & Company Incorporated                                                10.1(/19/)
10.24(b)  Amendment to Amended and Restated Strategic Stockholders Agreement,
          dated as of June 26, 2000                                                            10.2(/20/)
10.25     Form of Master Intercompany Agreement between the Company and The News
          Corporation Limited                                                                  10.29(/5/)
10.26(a)  Form of Intercompany Note of Twentieth Century Fox Film Corporation to
          FEG Holdings, Inc.                                                                   10.30(a)(/21/)
10.26(b)  Form of Intercompany Note of the Company to News America Incorporated                10.30(b)(/21/)
10.26(c)  Form of Intercompany Note of Fox Television Stations, Inc. to News
          America Incorporated                                                                 10.30(c)(/21/)
10.27     Form of Tax Sharing Agreement between the Company and News Publishing
          Australia Limited                                                                    10.31(/5/)
10.28     Amendment No. 7, dated as of June 8, 1998, to the Revolving Credit
          Agreement dated as of May 19, 1993 (as amended on August 9, 1993,
          September 14, 1993, May 12, 1994, March 30, 1995, February 29, 1996
          and December 20, 1996) among News America Incorporated et al, several
          agents, managers and banks                                                           10.32(/5/)
10.29     Amended and Restated Indenture, as amended and restated as of
          September 30, 1994, between NWCG Holdings Corporation and Nationsbank of Georgia, National Association, as Trustee, with respect to the
          Senior Secured Discount Notes Due 1999                                                4.1A(/22/)
10.30     Form of Transfer Agreement among The News Corporation Limited, News
          Publishing Australia Limited, FEG Holdings, Inc. and Fox Entertainment
          Group, Inc.                                                                           10.5(/23/)
21.1      List of Principal Subsidiaries of the Company
27        Financial Data Schedule

------------------------

(1) Incorporated by reference to the Report on Form 8-K of Chris-Craft Industries, Inc., filed with the Securities and Exchange Commission on August 23, 2000 .
(2) Incorporated by reference to the Report on Form 8-K of BHC Communications, Inc., filed with the Securities and Exchange Commission on August 23, 2000.
(3) Incorporated by reference to the Report on Form 8-K of United Television, Inc., filed with the Securities and Exchange Commission on August 23, 2000.
(4) Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.

(5) Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(6) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.
(7) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.
(8) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(9) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(10) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(11) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(12) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(13) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) filed with the Securities and Exchange Commission on August 18, 1993.
(14) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) and Post-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-81272) filed with the Securities and Exchange Commission on July 21, 1994.
(15) Incorporated by reference to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 33-67008) filed with the Securities and Exchange Commission on May 4, 1993.
(16) Incorporated by reference to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(17) Incorporated by reference to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(18) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on January 26, 1998.
(19) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Fox Kids Worldwide, Inc. (Registration No. 333-12995) filed with the Securities and Exchange Commission on January 26, 1998.
(20) Incorporated by reference to the Report on Form 10-K of Fox Family Worldwide, Inc., filed with the Securities and Exchange Commission on September 28, 2000.
(21) Incorporated by reference to Amendment No. 5 to the Registration Statement of Fox Entertainment Group, Inc. on Form S-1 (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 9, 1998.
(22) Incorporated by reference to Amendment No. 1 to the Registration Statement of NWCG Holdings Corporation on Form S-1 (Registration No. 33-82274) filed with the Securities and Exchange Commission on October 18, 1994.
(23) Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.