Form 10-Q
period 2000-09-30
FOX ENTERTAINMENT GROUP INC
filed 2000-11-09
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               _________________

                                   FORM 10-Q

                               _________________

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                      or

{_} Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the transition period from            to             .

                        Commission file number 1- 14595

                               _________________


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

                               _________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No  __
                                 ---

     As of November 10, 2000, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                  Page
                                                                                                                  ----
Part I.  Financial Information

         Item 1.    Financial Statements

         Unaudited Consolidated Condensed Statements of Operations for the three months
           ended September 30, 2000 and 1999...................................................................      3

         Consolidated Condensed Balance Sheets at September 30, 2000 (unaudited) and
           at June 30, 2000 (audited)..........................................................................      4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months
           ended September 30, 2000 and 1999...................................................................      5

         Notes to the Unaudited Consolidated Condensed Financial Statements....................................      6


         Item 2.    Management's  Discussion  and Analysis of Financial  Condition  and Results
                      of Operations............................................................................     11

         Item 3.    Qualitative and Quantitative Disclosures about Market Risk.................................     16

Part II. Other Information

Signature......................................................................................................     17

Exhibit Index..................................................................................................     18

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)


                                                                                 For the three months ended
                                                                                        September 30,
                                                                             ----------------------------------
                                                                                  2000                1999
                                                                             --------------      --------------
Revenues                                                                        $     1,828         $     1,801
Expenses:
    Operating                                                                         1,262               1,297
    Selling, general and administrative                                                 278                 224
    Depreciation and amortization                                                       117                 106
                                                                             --------------      --------------
Operating income                                                                        171                 174
                                                                             --------------      --------------

Other expenses:
    Interest expense, net                                                               (84)                (62)
    Equity in losses of affiliates                                                      (20)                (36)
    Minority interest in operating profit                                                (1)                 (1)
                                                                             --------------      --------------
Income before income taxes and cumulative effect of
  accounting change                                                                      66                  75

Income tax expense                                                                      (30)                (32)
                                                                             --------------      --------------
Income before cumulative effect of accounting change                                     36                  43
Cumulative effect of  accounting change, net of tax                                    (494)                 --
                                                                             --------------      --------------
Net (loss) income                                                               $      (458)        $        43
                                                                             ==============      ==============

Basic and diluted earnings per share before
  cumulative effect of accounting change                                        $      0.05         $      0.06
Basic and diluted cumulative effect of accounting change,
  net of tax, per share                                                               (0.68)                 --
                                                                             --------------      --------------
Basic and diluted (loss) earnings per share                                     $     (0.63)        $      0.06
                                                                             ==============      ==============
Basic and diluted weighted average number of common
  equivalent shares outstanding                                                         724                 714
                                                                             ==============      ==============


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in millions except share and per share amounts)


                                                                            September 30,           June 30,
                                                                                 2000                 2000
                                                                           ---------------       ---------------
                                                                             (unaudited)            (audited)
ASSETS
Cash and cash equivalents                                                    $        94           $       114
Accounts receivable, net                                                           2,105                 2,191
Filmed entertainment and television programming costs, net                         2,828                 3,438
Investments in equity affiliates                                                   1,493                 1,510
Property and equipment, net                                                        1,469                 1,478
Intangible assets, net                                                             7,782                 7,836
Other assets and investments                                                       1,404                 1,363
                                                                             -----------           -----------
    Total assets                                                             $    17,175           $    17,930
                                                                             ===========           ===========
LIABILITIES
Accounts payable and accrued liabilities                                     $     1,801           $     1,946
Participations, residuals and royalties payable                                    1,035                 1,209
Television programming rights payable                                                974                   903
Deferred revenue                                                                     693                   688
Borrowings                                                                         1,042                   974
Deferred income taxes                                                                765                 1,058
Other liabilities                                                                    164                   147
                                                                             -----------           -----------
                                                                                   6,474                 6,925
Due to intercompany affiliates                                                     2,887                 2,739
                                                                             -----------           -----------
         Total liabilities                                                         9,361                 9,664
                                                                             -----------           -----------

Minority interest in subsidiaries                                                     21                    20
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding at September 30 and
June 30, 2000                                                                         --                    --

Class A Common stock, $.01 par value per share; 1,000,000,000 authorized;
176,559,834 issued and outstanding at September 30 and June 30, 2000                   2                     2

Class B Common stock, $.01 par value per share; 650,000,000 authorized;
547,500,000 issued and outstanding at September 30 and
June 30, 2000                                                                          6                     6

Paid-in capital                                                                    8,023                 8,023
Retained (deficit) earnings and accumulated other
comprehensive income                                                                (238)                  215
                                                                             -----------           -----------
    Total shareholders' equity                                                     7,793                 8,246
                                                                             -----------           -----------
    Total liabilities and shareholders' equity                               $    17,175           $    17,930
                                                                             ===========           ===========


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                     For the three months ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      2000                1999
                                                                                 -------------        -------------
Operating Activities:
  Net (loss) income                                                               $     (458)          $       43
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                        117                  106
    Cumulative effect of accounting change                                               494                   --
    Equity in losses of affiliates and distributions                                      45                   36
    Change in operating assets and liabilities, net of acquisition:
      Accounts receivable and other assets                                                61                  (54)
      Filmed entertainment and television programming costs, net                        (219)                (539)
      Accounts payable and accrued liabilities                                            61                   49
      Participations, residuals and royalties payable and
      other liabilities                                                                 (141)                (147)
                                                                                  ----------           ----------
  Net cash used in operating activities                                                  (40)                (506)
                                                                                  ----------           ----------

 Investing Activities:
   Cash acquired                                                                          --                   63
   Purchases of property and equipment, net of acquisition                               (31)                 (52)
   Investments in equity affiliates, net of acquisition                                  (63)                (182)
   Other investments                                                                    (102)                 (24)
                                                                                  ----------           ----------
  Net cash used in investing activities                                                 (196)                (195)
                                                                                  ----------           ----------
  Financing Activities:
   Borrowings                                                                             61                   55
   Repayment of borrowings                                                                --                 (704)
   Advances from affiliates, net                                                         155                1,409
                                                                                  ----------           ----------
  Net cash provided by financing activities                                              216                  760
                                                                                  ----------           ----------
  Net (decrease) increase in cash and cash equivalents                                   (20)                  59
  Cash and cash equivalents, beginning of period                                         114                  121
                                                                                  ----------           ----------
  Cash and cash equivalents, end of period                                        $       94           $      180
                                                                                  ==========           ==========
  Supplemental information on business acquired:
   Fair value of assets acquired                                                                       $    3,313
   Cash acquired                                                                                               63
      Less: liabilities assumed                                                                             1,951
                                                                                                       ----------
   Fair value of stock consideration                                                                   $    1,425
                                                                                                       ==========


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc. The Company is a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), which, at September 30, 2000, holds equity and voting interests in the Company of 82.76% and 97.8%, respectively.

The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during all the periods presented.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

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

Total comprehensive (loss) income for the three months ended September 30, 2000 and 1999 was $(453) million and $45 million, respectively. Total other comprehensive income for the three months ended September 30, 2000 of $5 million consists of currency translation gains offset by an unrealized loss on a foreign currency forward contract. Total other comprehensive income for the three months ended September 30, 1999 consisted of currency translation adjustments of $2 million.

Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 - Acquisitions

In July 1999, News Corporation acquired substantially all of Liberty Media Corporation's ("Liberty") 50% interest in Fox/Liberty Networks, LLC and Fox/Liberty Ventures, LLC. In exchange for its interest, Liberty received approximately 51.8 million News Corporation ADRs, representing 207.1 million preferred shares of News Corporation, valued at $1.425 billion. Upon consummation of this transaction, News Corporation transferred the acquired interests to the Company in exchange for 51,759,834 shares of the Company's Class A Common shares valued at $1.425 billion. This transfer to the Company increased News Corporation's equity interest in the Company to 82.76% from 81.44%, while its voting interest remained at 97.8%. Concurrent with this transaction, the Company repaid approximately $678 million of Fox/Liberty Networks, LLC's outstanding bank debt. The repayment of this bank debt was funded through additional advances from its affiliates. Fox/Liberty Networks, LLC was subsequently renamed Fox Sports Networks, LLC ("Fox Sports Networks"). The acquisition has been accounted for as a purchase business combination. The results of Fox Sports Networks have been consolidated in the Company's results of operations since July 1999.

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. (together "Chris-Craft"). Chris-Craft owns a group of ten television stations in the United States. News Corporation will pay approximately $5.35 billion, comprised of a cash payment of approximately $2.13 billion and approximately 73 million American Depositary Receipts ("ADRs") representing 292 million News Corporation preferred shares. Upon consummation of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will own and operate the acquired stations in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A common stock, increasing News Corporation's ownership percentage in the Company from 82.76% to approximately 85.25%. The closing of the acquisition is subject to customary conditions including shareholder and regulatory approval.

Note 3 - Segment Information

The Company manages and reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States and Canada and professional sports team ownership. The television-related segments operate primarily in the United States and Canada.

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

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Segment Information (Continued)

                                                                                 For the three months ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                ----------        ----------
                                                                                        (in millions)
REVENUES
  Filmed Entertainment.......................................................   $      731        $      789
  Television Stations........................................................          369               357
  Television Broadcast Network...............................................          339               332
  Other Television Businesses................................................           24                21
  Cable Network Programming..................................................          365               302
                                                                                ----------        ----------
                                                                                $    1,828        $    1,801
                                                                                ==========        ==========

OPERATING INCOME (LOSS)
  Filmed Entertainment.......................................................   $      105        $       49
  Television Stations........................................................          106               113
  Television Broadcast Network...............................................          (36)               15
  Other Television Businesses................................................           (3)               --
  Cable Network Programming..................................................           (1)               (3)
                                                                                ----------        ----------
         Total Operating Income..............................................          171               174
  Interest expense, net......................................................          (84)              (62)
  Equity in losses of affiliates.............................................          (20)              (36)
  Minority interest in operating profit......................................           (1)               (1)
                                                                                ----------        ----------
           Income before income taxes and cumulative effect of accounting
           change............................................................   $       66        $       75
                                                                                ==========        ==========

                                                                                September 30,      June 30,
                                                                                    2000             2000
                                                                                ----------------------------
                                                                                        (in millions)
TOTAL ASSETS
  Filmed  Entertainment......................................................   $    3,770        $    4,620
  Television  Stations.......................................................        6,084             6,213
  Television  Broadcast Network..............................................        1,569             1,382
  Other Television  Businesses...............................................          342               364
  Cable Network  Programming.................................................        3,917             3,841
  Investments  in equity  affiliates.........................................        1,493             1,510
                                                                                ----------        ----------
                                                                                $   17,175        $   17,930
                                                                                ==========        ==========

Equity in losses of affiliates primarily relates to entities involved in the production and licensing of cable network programming. Interest expense, minority interest and income tax expense are not allocated to segments as they are not under the control of the segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4 - Guarantees of News Corporation Debt

News Corporation and certain of its subsidiaries, including certain subsidiaries of the Company (the "Fox Guarantors") are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at September 30 and June 30, 2000 was approximately $9.4 billion and $9.9 billion, respectively. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following:

                                                                            September 30, 2000    June 30, 2000
                                                                            ------------------    -------------
   Filmed entertainment costs:                                                           (in millions)
     Feature films:
       Released                                                             $              320    $         753
       Completed, not released                                                             189               42
       Production                                                                          354              692
       Development or preproduction                                                         81              154
                                                                            ------------------     ------------
                                                                                           944            1,641
                                                                            ------------------     ------------
     Television productions:
       Released                                                                            385              516
       Production                                                                          184               79
       Development or preproduction                                                         18                4
                                                                            ------------------     ------------
                                                                                           587              599
                                                                            ------------------     ------------
   Total filmed entertainment costs                                                      1,531            2,240
   Television programming costs, less accumulated amortization                           1,297            1,198
                                                                            ------------------     ------------
   Total filmed entertainment and television programming costs, net         $            2,828     $      3,438
                                                                            ==================     ============

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 - New Accounting Pronouncements

At the beginning of the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company has recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

The Company also adopted, as of the beginning of the quarter, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 had no material impact on the Company's financial statements for the three months ended September 30, 2000.

Note 7 -Subsequent Events

In October 2000, the Company entered into a new license agreement with MLB for the six years beginning with the 2001 season for a license fee of $2.5 billion. The extension covers network and basic cable rights and includes all divisional series, all league championship series, World Series and All-Star games for the next six seasons.

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

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including Fox Sports Networks, LLC ("Fox Sports Networks") prior to the Company's acquisition of substantially all of the 50% interest it did not previously own in July 1999, Fox Family Worldwide, Inc. ("FFW"), Fox/Liberty Ventures, LLC, Regional Programming Partners ("RPP"), Regency Television and International Sports Programming Partners ("Fox Sports International"), are included in equity in losses of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video sales, and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical and home video releases, the number of its original and returning television series that are aired by television networks and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Stations, Television Broadcast Network and Other Television Businesses. The three reportable Television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 23 owned and operated television broadcast stations in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may also affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly subscriber fees as well as from the sale of advertising time. Monthly subscriber fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions.

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include production expenses; certain exploitation costs, primarily prints and advertising; capitalized overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

At the beginning of the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company has recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

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

Results of Operations - Three months ended September 30, 2000 vs. Three months ended September 30, 1999

The following table sets forth the Company's operating results, by segment, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999:

                                                                                  Three months ended
                                                                                     September 30,
                                                                                     -------------
                                                                                  2000         1999       Change
                                                                                  ----         ----       ------
                                                                                      (Dollars in Millions)
Revenues:

    Filmed Entertainment...................................................    $     731    $    789     $   (58)
    Television Stations....................................................          369         357          12
    Television Broadcast Network...........................................          339         332           7
    Other Television Businesses............................................           24          21           3
    Cable Network Programming..............................................          365         302          63
                                                                               ---------------------------------
  Total Revenues...........................................................    $   1,828    $  1,801     $    27
                                                                               =================================

Operating Income (Loss):
    Filmed Entertainment...................................................    $     105    $     49     $    56
    Television Stations....................................................          106         113          (7)
    Television Broadcast Network...........................................          (36)         15         (51)
    Other Television Businesses............................................           (3)         --          (3)
    Cable Network Programming..............................................           (1)         (3)          2
                                                                               ---------------------------------
  Total Operating Income...................................................          171         174          (3)
Interest expense, net......................................................          (84)        (62)        (22)
Equity in losses of affiliates.............................................          (20)        (36)         16
Minority interest in operating profit......................................           (1)         (1)         --
                                                                               ---------------------------------
Income before income taxes and cumulative effect of accounting
  change...................................................................           66          75          (9)
Income tax expense.........................................................          (30)        (32)          2
                                                                               ---------------------------------
Income before cumulative effect of accounting change.......................           36          43          (7)
Cumulative effect of accounting change, net of tax.........................         (494)         --        (494)
                                                                               ---------------------------------
Net (loss) income..........................................................    $    (458)   $     43     $  (501)
                                                                               =================================

Other Data:
Operating Income (Loss) Before Depreciation and Amortization/(1)/:
    Filmed Entertainment...................................................    $     119    $     62     $    57
    Television Stations....................................................          152         160          (8)
    Television Broadcast Network...........................................          (31)         20         (51)
    Other Television Businesses............................................           (2)          -          (2)
    Cable Network Programming..............................................           50          38          12
                                                                               ---------------------------------
  Total Operating Income Before
       Depreciation and Amortization /(1)/.................................    $     288    $    280     $     8
                                                                               =================================

    /(1)/ Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the first quarter of fiscal 2001, revenues of $1,828 million were approximately 2% above the $1,801 million reported for the first quarter of fiscal 2000. The Company reported operating income of $171 million for the first quarter of fiscal 2001, as compared to the $174 million reported in the first quarter of fiscal 2000. Operating Income Before Depreciation and Amortization of $288 million increased 3% over the $280 million reported in the first quarter of fiscal 2000. These results reflect increased operating income and Operating Income Before Depreciation and Amortization at the Company's Filmed Entertainment and Cable Network Programming segments, which were partially offset by lower operating income and Operating Income Before Depreciation and Amortization from the Television-related segments.

Equity in losses of affiliates of $20 million improved $16 million over the first quarter of fiscal 2000 reflecting improvements in FFW's cable business and the equity affiliates of Fox Sports Networks.

At the beginning of the first quarter of 2001, the Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films", which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company has recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Net loss for the quarter ended September 30, 2000 was $458 million ($0.63 per share) as compared to net income of $43 million ($0.06 per share) for the corresponding period of the prior year.

Filmed Entertainment. For the first quarter of fiscal 2001, revenues decreased 7% compared to the corresponding period of the preceding fiscal year. The Filmed Entertainment segment reported a first quarter operating income increase of $56 million over first quarter fiscal 2000. Operating Income Before Depreciation and Amortization increased to $119 million, a 92% increase as compared to the corresponding period of the prior year. The significantly improved first quarter results include the worldwide theatrical release of X-Men compared to the prior year's losses on Brokedown Palace and Lake Placid. Operating results also include contributions from strong worldwide video and DVD catalog sales, which were partially offset by the pre-release costs incurred for second quarter releases, Bedazzled and Woman on Top, in accordance with the new film SOP.

At Twentieth Century Fox Television, increased operating results over the corresponding period of the prior year reflects higher international revenue for Ally McBeal, Buffy the Vampire Slayer and Angel, which was partially offset by lower international revenue for The X-Files.

Television. For the first quarter of fiscal 2001, combined revenues from all Television related segments increased to $732 million, a 3% increase from the corresponding period of the preceding fiscal year, operating income decreased by 48% and Operating Income Before Depreciation and Amortization decreased by 34%.

For the first quarter of fiscal 2001, Fox Television Stations Group's net revenues increased approximately 3% primarily due to higher advertising revenues on local news programs and sports, which benefited from two additional weeks of NFL regular season games in the quarter. These results were more than offset by higher programming costs for newly acquired syndicated series, as well as increased local broadcast rights fees and production costs for additional local MLB games in the Boston and Dallas markets.

At FOX, for the first quarter of fiscal 2001, revenues increased $7 million, and operating income and Operating Income Before Depreciation and Amortization decreased $51 million from the corresponding period of the preceding fiscal year. In our primetime entertainment broadcasts, higher programming costs, reflecting a higher ratio of traditional programming versus reality specials, and weaker primetime ratings reflecting competition from the Summer Olympics broadcast on another television network, resulted in a loss for the quarter. In addition, operating results included higher advertising and promotional costs to support the launch of FOX's fall broadcast season. In sports programming, operating income declined due to lower National Football League ("NFL") pre-season and Major League Baseball ("MLB") regular season ratings, as well as the broadcast of two additional NFL games in the fiscal quarter. Continuing into the second quarter, FOX's results have been negatively impacted by an approximate $70 million loss due to the short duration and low ratings of the MLB post-season divisional playoffs and World Series.

Cable Network Programming. The revenues of the Cable Network Programming segment for the first quarter of fiscal 2001 compared to the corresponding period in the prior year increased $63 million, operating losses decreased $2 million and Operating Income Before Depreciation and Amortization improved by $12 million. These improvements primarily reflect higher earnings contributions from the FX Channel ("FX"), as well as lower operating losses at the Fox News Channel ("Fox News").

Fox Sports Networks' operating income increased 13% versus the same quarter in fiscal 2000. The RSNs continue to benefit from recently completed affiliation agreements, which increased their subscriber base as well as revenues per subscriber. These revenue gains were partially offset by increased costs associated with additional MLB broadcasts as well as the continued rollout of regional sports news in additional markets. At FX, revenues and operating income grew 32% and 35%, respectively, as a result of advertising and subscription revenue increases reflecting the addition of 11 million subscribers during the past 12 months. This growth was partially offset by increased marketing costs to support its new original programming.

Fox News continued to lower its operating losses and approach breakeven with first quarter operating losses declining 17% compared to last year. These improved results were driven by an increase in advertising revenue of 71% and higher cable affiliate revenue due to the addition of over 12 million subscribers versus a year ago. Fox News's subscriber base now exceeds 54 million with commitments to grow this base to over 67 million subscribers. Fox News's primetime ratings are up 41% versus the first quarter a year ago.

Equity in losses of affiliates. In the first quarter of fiscal 2001, equity in losses of affiliates decreased to $20 million from $36 million in the corresponding period of the preceding fiscal year.

Fox Sports Networks' domestic equity affiliates' operating results reflects an increase in profits at RPP resulting principally from improved results at Madison Square Garden ("MSG"). The equity earnings of $2 million improved by $6 million over the prior year. This improvement was primarily due to an increase in events held at MSG arena and Radio City Music Hall, as well as higher subscriber fees and advertising revenue generated by the MSG Network. In addition, subscriber gains continued to improve operating performance at the Speedvision and Outdoor Life cable networks, which have now achieved a combined subscriber level of almost 51 million.

Increased advertising and affiliate revenues at Fox Sports World and Fox Sports Espanol improved the equity loss related to Fox Sports Cable Networks International by $2 million as compared to the corresponding period in the prior year. Subscribers increased 30% to approximately 21 million.

For the first quarter of fiscal 2001, the Company's share of FFW's operating results improved by $4 million. Savings from low cost animation programming at the Fox Kids Network were partially offset by higher costs of acquiring off-network series and new image campaigns at the Fox Family Channel.

Income tax expense. Income tax expense for the first quarter of fiscal 2001 decreased to $30 million from $32 million in the corresponding period of the preceding year. The effective tax rate for the period increased to 45.5% compared to 42.7% in the corresponding period of the preceding fiscal year. The increased effective rate is primarily attributable to the relationship of nondeductible items to lower taxable income in the current fiscal quarter.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the three months ended September 30, 2000 were $40 million as compared to $506 million in the corresponding period of the preceding fiscal year. The decrease in cash used was primarily due to the collection of outstanding domestic home video receivables and lower inventory levels at the Television stations.

Net cash flows used in investing activities were $196 million and $195 million during the three months ended September 30, 2000 and 1999, respectively. The current quarter included investments in Regency Television, National Sports Partners, the Health Network and Fox News and FX launch support payments.

Net cash flows provided by financing activities were $216 million and $760 million during the three months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by financing activities is primarily attributable to lower advances from affiliates used to fund operations.

News Corporation and certain of its subsidiaries, including certain subsidiaries of the Company (the "Fox Guarantors"), are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at September 30 and June 30, 2000 was approximately $9.4 billion and $9.9 billion, respectively. The debt instruments limit the ability of News Corporation and the Fox Guarantors to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and its subsidiaries, including the Fox Guarantors, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2000 and 2096, with a weighted average maturity of over 20 years. Additional subsidiaries of the Company may from time to time be required to become guarantors of certain debt obligations.

In the case of any event of default under such debt obligations, the Fox Guarantors will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Fox Guarantors from and against any obligations they may incur by reason of their guarantees of such debt obligations.

The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of Fox Sports International. In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50% of Fox Sports Networks, Liberty has an option to cause News Corporation to acquire and News Corporation has the option to cause Liberty/TINTA to sell the 50% interest in Fox Sports International held by Liberty/TINTA in exchange for an aggregate 3,633,866 American Depositary Receipts ("ADRs") representing 14,535,464 preferred shares. Such options may be exercised at any time during the 60 days following July 15, 2001. If such options are exercised, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A common stock.

In connection with the formation of FFW and pursuant to a Stock Ownership Agreement dated December 22, 1995 and Strategic Stockholders Agreement dated as of August 1, 1997, as amended, the stockholders of Saban Entertainment Inc. were granted an option to sell to the Company, upon the occurrence of certain events, all of the Class B Common Stock then held by them, and any of their transferees. The exercise of the option may be triggered (i) by the death of Haim Saban, if he dies prior to December 22, 2012, in which case the option is exercisable for a period of up to one year from the time of his death; (ii) upon a change of control of FOX; (iii) on January 31, 2001 or (iv) any time after December 22, 2002. The price purchase formula under the option is based on the fair market value of FFW.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Part II.   Other Information

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information.

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           The exhibit index filed with this Form 10-Q follows on page 18.

                                   SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000                      FOX ENTERTAINMENT GROUP, INC.

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