Form 10-Q/A
period 2000-09-30
FOX ENTERTAINMENT GROUP INC
filed 2001-02-12
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               _________________

                                  FORM 10-Q/A

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

Note 7 -OTHER

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange media branding services and a 50% interest in The Health Network for a cost basis preferred stock interest in WebMD. Pursuant to these transactions, WebMD issued to the Company 105,518 shares of Series A preferred stock subject to a three-year lockup, independently valued at approximately $500 million, which will convert to approximately 14.4 million shares of WebMD common stock in three years. On a pro forma basis, if the Company were able to convert the Series A preferred stock it currently holds into 10.5 million shares of common stock, the market value of such common stock would have been $157.5 million as of September 30, 2000. The Company has evaluated the carrying value of the WebMD Series A preferred stock and determined, as of September 30, 2000, that current events and circumstances did not indicate an other than temporary decline in the carrying value of the preferred stock at that time. As part of its evaluation, the Company considered, among other factors, WebMD's announcement at September 28, 2000 of its new strategic plan to streamline its business and accelerate profitability; the appointment of a new management team; an improved liquidity and capital resource position; and agreements to restructure previous business relationships with third parties as indicators that an other than temporary decline had not occurred. Additionally, at September 30, 2000, the Company had the ability and intent to hold the Preferred stock for a period of time sufficient to allow for any anticipated recovery in its value. These evaluation factors were also considered in the context of the Company's ongoing discussions with WebMD to restructure its relationship with WebMD, which is expected to ultimately include the acquisition of WebMD's ownership interest in The Health Network and relief from certain funding and future media services obligations. As of September 30, 2000, based on all information available, the Company has no reason to believe that a restructuring transaction will not be satisfactorily completed and that a loss would result from such a restructuring transaction. However, there can be no assurance at such date that circumstances affecting the Company, WebMD, their respective businesses or the markets in which they operate, will not change in a manner which would lead to a conclusion in a future period that an other than temporary decline in the carrying value of the Preferred stock has occurred.
The Company will update its assessment of the recovery of the carrying value of the Preferred stock during the three month period ended December 31, 2000 and based on all factors available at that time, including the status of the restructuring discussions, determine if an other than temporary decline has occurred.

Note 8 -Subsequent Events

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

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange media branding services and a 50% interest in The Health Network for a cost basis preferred stock interest in WebMD. Pursuant to these transactions, WebMD issued to the Company 105,518 shares of Series A preferred stock subject to a three-year lockup, independently valued at approximately $500 million, which will convert to approximately 14.4 million shares of WebMD common stock in three years. On a pro forma basis, if the Company were able to convert the Series A preferred stock it currently holds into 10.5 million shares of common stock, the market value of such common stock would have been $157.5 million as of September 30, 2000. The Company has evaluated the carrying value of the WebMD Series A preferred stock and determined, as of September 30, 2000, that current events and circumstances did not indicate an other than temporary decline in the carrying value of the preferred stock at that time. As part of its evaluation, the Company considered, among other factors, WebMD's announcement at September 28, 2000 of its new strategic plan to streamline its business and accelerate profitability; the appointment of a new management team; an improved liquidity and capital resource position; and agreements to restructure previous business relationships with third parties as indicators that an other than temporary decline had not occurred. Additionally, at September 30, 2000, the Company had the ability and intent to hold the Preferred stock for a period of time sufficient to allow for any anticipated recovery in its value. These evaluation factors were also considered in the context of the Company's ongoing discussions with WebMD to restructure its relationship with WebMD, which is expected to ultimately include the acquisition of WebMD's ownership interest in The Health Network and relief from certain funding and future media services obligations. As of September 30, 2000, based on all information available, the Company has no reason to believe that a restructuring transaction will not be satisfactorily completed and that a loss would result from such a restructuring transaction. However, there can be no assurance at such date that circumstances affecting the Company, WebMD, their respective businesses or the markets in which they operate, will not change in a manner which would lead to a conclusion in a future period that an other than temporary decline in the carrying value of the Preferred stock has occurred.
The Company will update its assessment of the recovery of the carrying value of the Preferred stock during the three month period ended December 31, 2000 and based on all factors available at that time, including the status of the restructuring discussions, determine if an other than temporary decline has occurred.



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

           The exhibit index filed with this Form 10-Q/A follows on page 18.

                                   SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2001                      FOX ENTERTAINMENT GROUP, INC.

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