Form 10-Q
period 2000-12-31
FOX ENTERTAINMENT GROUP INC
filed 2001-02-14
CIK 1068002

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                               ----------------
                                   FORM 10-Q

                               ----------------


{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

                                      or

{_}  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to.
                   Commission file number 1- 14595

                               ----------------


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

                               ----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X         No ___
                                     ---

     As of February 14, 2001, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


                                                                                                                   Page
                                                                                                                   ----
Part I.  Financial Information

     Item 1.  Financial Statements

     Unaudited Consolidated Condensed Statements of Operations for the three and six months
       ended December 31, 2000 and 1999........................................................................      3

     Consolidated Condensed Balance Sheets at December 31, 2000 (unaudited) and
       at June 30, 2000 (audited)..............................................................................      4

     Unaudited Consolidated Condensed Statements of Cash Flows for the six months
       ended December 31, 2000 and 1999........................................................................      5

     Notes to the Unaudited Consolidated Condensed Financial Statements........................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................................     11

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk.......................................     21

     Item 4.  Submission of Matters to a Vote of Security Holders..............................................     22

Part II.  Other Information

Signature......................................................................................................     22

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (in millions except per share amounts)

                                                   For the three months ended                 For the six months ended
                                                          December 31,                              December 31,
                                           --------------------------------------      ------------------------------------------
                                                    2000               1999                  2000                    1999
                                           -----------------      ---------------      -----------------      -------------------

Revenues                                     $     2,502            $  2,436               $  4,330              $  4,237
Expenses:
  Operating                                        1,850               1,853                  3,112                 3,150
  Selling, general and administrative                256                 264                    534                   488
  Depreciation and amortization                      120                 107                    237                   213
                                           -----------------      ---------------      -----------------      -------------------
Operating income                                     276                 212                    447                   386

Other expense:
  Interest expense, net                              (98)                (79)                  (182)                 (141)
  Equity in earnings (losses) of
   affiliates                                          3                  38                    (17)                    2
  Minority interest                                   (1)                 (1)                    (2)                   (2)
  Other expense                                     (143)                  -                   (143)                    -
                                           -----------------      ---------------      -----------------      -------------------
Income before income taxes and
 cumulative effect of accounting
 change                                               37                 170                    103                   245

Income tax expense on a stand-alone
 basis                                               (32)                (76)                   (62)                 (108)
                                           -----------------      ---------------      -----------------      -------------------

Income before cumulative effect of                     5                  94                     41                   137
 accounting change
Cumulative effect of accounting
 change, net of tax                                   --                  --                   (494)                   --
                                           -----------------      ---------------      -----------------      -------------------

Net income (loss)                                 $    5              $   94                 $ (453)               $  137
                                           =================      ===============      =================      ===================



Basic and diluted earnings per share
 before cumulative effect of
 accounting change                                $ 0.01              $ 0.13                 $ 0.06                $ 0.19
Basic and diluted cumulative effect
 of accounting change, net of tax,
 per share                                           --                  --                   (0.68)                   --
                                           -----------------      ---------------      -----------------      -------------------

Basic and diluted earnings (loss) per
 share                                            $ 0.01              $ 0.13                 $(0.62)               $ 0.19
                                           =================      ===============      =================      ===================
Basic and diluted weighted average
 number of common equivalent shares
 outstanding                                         724                 724                    724                   719
                                           =================      ===============      =================      ===================



  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (in millions except share and per share amounts)

                                                                              December 31,                 June 30,
                                                                                  2000                      2000
                                                                           --------------------      ---------------------
                                                                              (unaudited)                 (audited)

 ASSETS
 Cash and cash equivalents                                                    $         53                $       114
 Accounts receivable, net                                                            2,826                      2,191
 Filmed entertainment and television programming costs, net                          2,780                      3,438
 Investments in equity affiliates                                                    1,578                      1,510
 Property and equipment, net                                                         1,463                      1,478
 Intangible assets, net                                                              7,927                      7,836
 Other assets and investments                                                          894                      1,363
                                                                             ------------------           ----------------
   Total assets                                                               $     17,521                $    17,930
                                                                             ==================           ================
 LIABILITIES

 Accounts payable and accrued liabilities                                     $      1,842                $     1,946
 Participations, residuals and royalties payable                                     1,158                      1,209
 Television programming rights payable                                                 941                        903
 Deferred revenue                                                                      609                        688
 Borrowings                                                                          1,041                        974
 Deferred income taxes                                                                 782                      1,058
 Other liabilities                                                                     196                        147
                                                                             ------------------           ----------------
                                                                                     6,569                      6,925
 Due to intercompany affiliates                                                      3,127                      2,739
                                                                             ------------------           ----------------
           Total liabilities                                                         9,696                      9,664
                                                                             ------------------           ----------------

 Minority interest in subsidiaries                                                      21                         20
 Commitments and contingencies

 SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding at December 31 and
  June 30, 2000                                                                         --                         --
 Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 issued and outstanding
  at December 31 and June 30, 2000                                                       2                          2
 Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding at December 31 and
  June 30, 2000                                                                          6                          6
 Paid-in capital                                                                     8,023                      8,023
 Retained (deficit) earnings and accumulated other comprehensive
  income                                                                              (227)                       215
                                                                             ------------------           ----------------
   Total shareholders' equity                                                        7,804                      8,246
                                                                             ------------------           ----------------
   Total liabilities and shareholders' equity                                      $17,521                    $17,930
                                                                             ==================           ================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                     For the six months ended
                                                                                           December 31,
                                                                                 --------------------------------
                                                                                     2000               1999
                                                                                 ---------------    -------------

Operating Activities:
 Net (loss) income                                                                   $(453)            $  137
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization                                                        237                213
  Cumulative effect of accounting change, net of tax                                   494                 --
  Equity in losses of affiliates and distributions                                      68                 (2)
  Other Expense                                                                        143                 --
  Change in operating assets and liabilities, net of acquisition:
   Accounts receivable and other assets                                               (677)              (444)
   Filmed entertainment and television programming costs, net                         (133)              (827)
   Accounts payable and accrued liabilities                                            204                382
   Participations, residuals and royalties payable and other
    liabilities                                                                        (57)              (128)
                                                                                 ---------------    -------------
Net cash used in operating activities                                                 (174)              (669)
                                                                                 ---------------    -------------

Investing Activities:
 Cash acquired                                                                          --                 63
 Purchases of property and equipment, net of acquisition                               (67)              (107)
 Investments in equity affiliates, net of acquisition                                 (107)              (139)
 Other investments                                                                    (162)              (116)
                                                                                 ---------------    -------------
Net cash used in investing activities                                                 (336)              (299)
                                                                                 ---------------    -------------
Financing Activities:
 Borrowings                                                                             51                 98
 Repayment of borrowings                                                                --               (730)
 Advances from affiliates, net                                                         398              1,621
                                                                                 ---------------    -------------
Net cash provided by financing activities                                              449                989
                                                                                 ---------------    -------------
Net (decrease) increase in cash and cash equivalents                                   (61)                21

Cash and cash equivalents, beginning of period                                         114                121
                                                                                 ---------------    -------------
Cash and cash equivalents, end of period                                             $  53             $  142
                                                                                 ===============    =============



Supplemental information on businesses acquired:

   Fair value of assets acquired                                                                       $3,313
   Cash acquired                                                                                           63
        Less:  liabilities assumed                                                                      1,951
                                                                                                    -------------
   Fair value of stock consideration                                                                   $1,425
                                                                                                    =============

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc. The Company is a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), which, at December 31, 2000, holds equity and voting interests in the Company of 82.76% and 97.80%, respectively.

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

Total comprehensive income (loss) for the three and six months ended December 31, 2000 was income of $11 million and a loss of $442 million, respectively. Total other comprehensive income for the three and six months ended December 31, 2000 of $6 million and $11 million, respectively, consists of currency translation gains. Total comprehensive income for the three and six months ended December 31, 1999 was $95 million and $140 million, respectively. Total other comprehensive income for the three and six months ended December 31, 1999 consisted of currency translation adjustments of $1 million and $3 million, respectively.

Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 - Acquisitions

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. (collectively, "Chris-Craft"). Chris-Craft owns a group of ten television stations in the United States. News Corporation will pay approximately $5.35 billion in the aggregate, comprised of a cash payment of approximately $2.13 billion and approximately 73 million American Depositary Receipts ("ADRs") representing 292 million News Corporation preferred limited voting ordinary shares. As part of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will perform the day to day operations of the acquired stations, in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A common stock, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. The closing of the acquisition is subject to customary conditions including shareholder and regulatory approval.

In December 2000, Haim Saban, Chairman and Chief Executive Officer of Fox Family Worldwide ("FFW"), exercised his right to put his 49.5% interest in FFW (the "Saban Interest") to the Company. In January 2001, the Company exercised its right to call the Saban Interest. The purchase price for the sale of the Saban Interest is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by a valuation procedure using investment bankers.

Note 3 - Segment Information

The Company manages and reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States and Canada and professional sports team ownership. The television-related segments operate in the United States and Canada.

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

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Segment Information (continued)

                                                     For the three months ended                  For the six months ended
                                                            December 31,                               December 31,
                                           ----------------------------------------      -------------------------------------------
(in millions)                                    2000                  1999                     2000                     1999
                                           ---------------      -------------------      -----------------        ------------------
REVENUES
  Filmed Entertainment                          $1,057                 $1,073                   $1,788                   $1,862
  Television Stations                              457                    469                      826                      826
  Television Broadcast Network                     649                    582                      988                      914
  Other Television Businesses                       25                     23                       49                       44
  Cable Network Programming                        314                    289                      679                      591
                                           ---------------      -------------------      -----------------        ------------------
                                                $2,502                 $2,436                   $4,330                   $4,237
                                           ===============      =================        =================        ==================

OPERATING INCOME (LOSS)
  Filmed Entertainment                          $  133                 $   32                   $  238                   $   81
  Television Stations                              203                    211                      309                      324
  Television Broadcast Network                     (65)                   (19)                    (101)                      (4)
  Other Television Businesses                         1                    --                       (2)                      --
  Cable Network Programming                           4                   (12)                       3                      (15)
                                           ---------------      -------------------      -----------------        ------------------
        Total Operating Income                      276                   212                      447                      386
                                           ---------------      -----------------        ----------------        -------------------
Interest expense, net                              (98)                   (79)                    (182)                    (141)
Equity in earnings (losses) of
 affiliates                                          3                     38                      (17)                       2
Minority interest                                   (1)                   (1)                       (2)                      (2)
Other expense                                     (143)                   --                      (143)                      --
                                           ---------------      -----------------        ----------------        ------------------
Income before income taxes and
 cumulative effect of accounting
 change                                         $   37                 $  170                   $   103                  $  245
                                          ================      ================         ================        ===================


                                                                                           December 31,              June 30,
                                                                                                2000                   2000
                                                                                           --------------------------------------
                                                                                                        (in millions)
TOTAL ASSETS
  Filmed Entertainment............................................................          $      4,041             $      4,620
  Television Stations.............................................................                 6,085                    6,213
  Television Broadcast Network....................................................                 1,597                    1,382
  Other Television Businesses.....................................................                   317                      364
  Cable Network Programming.......................................................                 3,903                    3,841
  Investments in equity affiliates................................................                 1,578                    1,510
                                                                                          --------------         ----------------
                                                                                            $     17,521             $     17,930
                                                                                          ==============         ================



Equity in earnings (losses) of affiliates primarily relates to entities involved in the production and licensing of cable network programming. Interest expense, minority interest, other expense and income tax expense are not allocated to segments as they are not under the control of the segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4  - Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation's subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During the period, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments at December 31 and June 30, 2000 was approximately $9.6 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2001 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following:

                                                                          December 31, 2000         June 30, 2000
                                                                         -------------------   ----------------------
Filmed entertainment costs:                                                            (in millions)
  Feature films:
    Released                                                               $            217         $             753
    Completed, not released                                                              87                        42
    Production                                                                          390                       692
    Development or preproduction                                                         88                       154
                                                                         ------------------         -----------------
                                                                                        782                     1,641
                                                                         ------------------         -----------------
  Television productions:
    Released                                                                            435                       516
    Production                                                                          172                        79
    Development or preproduction                                                         12                         4
                                                                         ------------------         -----------------
                                                                                        619                       599
                                                                         ------------------         -----------------
Total filmed entertainment costs                                                      1,401                     2,240
Television programming costs, less accumulated amortization                           1,379                     1,198
                                                                         ------------------         -----------------
Total filmed entertainment and television programming costs, net           $          2,780         $           3,438
                                                                         ==================         =================

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 - Other

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, which has been determined by independent appraisal and preliminarily allocated to goodwill. A final allocation of the purchase price to the assets acquired and liabilities assumed will be completed within the next 12 months. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $162 million at December 31, 2000, with a market value of approximately $205 million. Such deferred revenue will be recognized over the ten-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other Expense in the statement of operations.

Note 7 - New Accounting Pronouncements

At the beginning of fiscal 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of an accounting change for the quarter ended September 30, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

The Company also adopted, as of the beginning of fiscal 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 had no material impact on the Company's financial statements for the six months ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1 (SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including Fox Sports Networks, LLC ("Fox Sports Networks") prior to the Company's acquisition of substantially all of the 50% interest it did not previously own in July 1999, Fox Family Worldwide, Inc. ("FFW"), Fox Sports Ventures, LLC, Regional Programming Partners ("RPP"), Regency Television and International Sports Programming Partners ("Fox Sports International"), are included in equity in earnings (losses) of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services, broadcast and cable television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

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

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include the amortization of capitalized production costs, overhead and interest costs; exploitation costs, primarily prints and advertising; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

At the beginning of the first quarter of 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of an accounting change for the quarter ended September 30, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming Segments. Expenses of the three television segments and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses also typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising.

Results of Operations - Three months ended December 31, 2000 vs. Three months ended December 31, 1999

The following table sets forth the Company's operating results, by segment, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999:

                                                                                   Three months ended
                                                                                       December 31,
                                                                                       ------------
                                                                                  2000             1999             Change
                                                                                ------            ------            -----
                                                                                           (Dollars in Millions)
Revenues:
Filmed Entertainment..................................................      $    1,057         $   1,073           $    (16)
Television Stations...................................................             457               469                (12)
Television Broadcast Network..........................................             649               582                 67
Other Television Businesses...........................................              25                23                  2
Cable Network Programming.............................................             314               289                 25
                                                                            -----------------------------------------------
Total Revenues........................................................      $    2,502         $   2,436           $     66
                                                                            ===============================================


Operating Income (Loss):
Filmed Entertainment..................................................      $      133         $      32           $    101
Television Stations...................................................             203               211                 (8)
Television Broadcast Network..........................................             (65)              (19)               (46)
Other Television Businesses...........................................               1                --                  1
Cable Network Programming.............................................               4               (12)                16
                                                                            -----------------------------------------------
Total Operating Income................................................             276               212                 64
Interest expense, net.................................................             (98)              (79)               (19)
Equity in earnings (losses) of affiliates.............................               3                38                (35)
Minority interest.....................................................              (1)               (1)                --
Other expense.........................................................            (143)               --               (143)
                                                                            -----------------------------------------------
Income before income taxes............................................              37               170               (133)
Income tax expense on a stand-alone basis.............................             (32)              (76)                44
                                                                            -----------------------------------------------
Net income (loss).....................................................      $        5         $      94           $    (89)
                                                                            ===============================================


Other Data:
Operating Income Before Depreciation and Amortization(1):
Filmed Entertainment..................................................      $      151         $      44           $    107
Television Stations...................................................             249               259                (10)
Television Broadcast Network..........................................             (60)              (16)               (44)
Other Television Businesses...........................................              --                --                 --
Cable Network Programming.............................................              56                32                 24
                                                                            -----------------------------------------------
Total Operating Income Before
Depreciation and Amortization (1).....................................      $      396         $     319           $     77
                                                                            ===============================================


    (1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the second quarter of fiscal 2001, revenues of $2,502 million were approximately 3% above the $2,436 million reported for the second quarter of fiscal 2000. The increase in revenues was primarily derived from increases at the Television Broadcast Network segment. In aggregate, Operating, Selling, general and administrative, and

Depreciation and amortization remained flat compared to the prior year quarter. Depreciation and amortization increased $13 million due to depreciation expense on the prior year's capital expenditures at the Fox Studios Lot in Los Angeles, California. The Company reported operating income of $276 million for the second quarter of fiscal 2001, as compared to the $212 million reported in the second quarter of fiscal 2000. Operating Income Before Depreciation and Amortization of $396 million increased approximately 24% from the $319 million reported in the second quarter of fiscal 2000. Significant growth in operating income and Operating Income Before Depreciation and Amortization was achieved by the Company's Filmed Entertainment and Cable Network Programming segments. These increases were primarily offset by losses associated with the Company's broadcast of the Major League Baseball ("MLB") post season games at the Television Broadcast Network segment.

Equity in earnings of affiliates of $3 million decreased $35 million over the second quarter of fiscal 2000 primarily due to the decrease in earnings from FFW resulting from prior year's $61 million gain related to the Fox Kids Europe N.V. ("FKE") initial public offering ("IPO").

Net income for the quarter ended December 31, 2000 was $5 million ($0.01 per share) compared to $94 million ($0.13 per share) for the corresponding period of the prior year. This decrease primarily relates to an approximate $143 million charge for the restructuring of the Healtheon/WebMD ("WebMD") transaction.

Filmed Entertainment. For the second quarter of fiscal 2001, revenues decreased 2% compared to the corresponding period of the preceding fiscal year. Second quarter results were reported in accordance with the new film SOP that was adopted at the beginning of fiscal 2001. The Filmed Entertainment segment reported a second quarter operating income increase of $101 million over the second quarter of fiscal 2000. Operating Income Before Depreciation and Amortization increased to $151 million from $44 million in the corresponding period of the prior year. The strong second quarter operating results were primarily due to the domestic video performance and continuing international theatrical performance of X-Men, income from the network availability of Titanic and the on-going strength of worldwide library sales in video and DVD formats. These results were partially offset by the recording of marketing costs for Men of Honor, Quills, and Cast Away. Prior year results included disappointing results from the domestic theatrical releases of Anna and the King and Light It Up and the worldwide video release of Bartok. At Twentieth Century Fox Television ("TCFTV"), operating results improved over the corresponding period of the prior year reflecting higher international television and worldwide video revenues for Ally McBeal, Buffy the Vampire Slayer and The X-Files.

Television. For the second quarter of fiscal 2001, combined revenues from all television related segments increased to $1,131 million, an approximate 5% increase from the corresponding period of the preceding fiscal year, operating income decreased by approximately 28% and Operating Income Before Depreciation and Amortization decreased by approximately 22%. The aggregate decrease in the television segments was primarily due to the MLB post season losses at FOX and a decline in advertising revenues at the Fox Television Stations due to the weak advertising markets.

For the second quarter of fiscal 2001, the Television Stations segment's net revenues and operating income decreased approximately 3% and 4%, respectively. Operating Income Before Depreciation and Amortization decreased by $10 million from the prior year's corresponding period to $249 million. Advertising revenue declined in all major revenue categories and across all major markets. This decline was led by a decrease in spending by Internet related businesses. News production and overhead expenses increased 7%, primarily due to the launch of local news at the Denver television station. These results were partially offset by cost reductions from lower promotional spending, commissions on revenue and overhead savings.

At FOX, for the second quarter of fiscal 2001, revenues increased $67 million, operating losses increased by $46 million and Operating Income Before Depreciation and Amortization decreased $44 million from the corresponding period of the preceding fiscal year. FOX's results have been negatively impacted by an approximate $71 million loss due to the short duration and lower ratings of the MLB post season and the weak advertising market. At FOX's entertainment division, advertising and promotion expenses increased 32% due to higher off-air media awareness spending for the fall launch this quarter compared to the prior year quarter. These results were partially offset by the significant ratings improvements and reduced programming costs at FOX's entertainment division.

Cable Network Programming. The revenues of the Cable Network Programming segment for the second quarter of fiscal 2001 compared to the corresponding period in the prior year increased $25 million, operating income increased $16 million and Operating Income Before Depreciation and Amortization improved by $24 million over the second quarter of fiscal 2000. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at the FX Channel ("FX") and the Fox News Channel ("Fox News"). Costs increased due to programming increases at FX, the costs of launching regional news and sports rights increases at the Regional Sports Networks ("RSNs"), and the costs related to the extended presidential coverage at Fox News.

At FX, revenues and operating income grew 23% and 22%, respectively, through higher priced advertising and increased affiliate revenues, reflecting a 20% increase in average subscribers over the corresponding period in the prior year. FX reached 55.5 million households as of December 31, 2000, a 23% increase over December 31, 1999. FX's revenue increases were partially offset by increased marketing and programming costs for The Sight, FX's second original movie. Fox Sports Networks' operating income declined approximately $11 million versus the prior year quarter. This decline relates to the continued rollout of regional sports news as well as increases in sports rights fees of the RSNs as a result of higher average rights fees per event, arising from new rights agreements, and an increase in the number of National Basketball Association ("NBA") and National Hockey League ("NHL") events. The operating income decline was partially offset by the effect of increases in the average rate per subscriber arising from new affiliation agreements and an increase in the number of subscribers.

Fox News improved operating losses by 61% during the second quarter compared to the corresponding period of the prior year. Fox News' revenues and operating costs increased by approximately 38% and 3%, respectively. Advertising revenues increased related to Fox News Sunday and the addition of several new major advertising clients. The operating costs increased primarily due to the extended presidential election coverage. Fox News' subscribers increased to approximately 55 million as compared to approximately 44 million in the second quarter of fiscal 2000.

Equity in earnings (losses) of affiliates. In the second quarter of fiscal 2001, equity in earnings of affiliates decreased to $3 million from $38 million in the corresponding period of the preceding fiscal year.

The Company's share of Fox Sports Networks' domestic equity affiliates' breakeven net income remained flat for the second quarter of fiscal 2001. An increase in profits at RPP and higher affiliate revenue at the Speedvision and Outdoor Life Networks were offset by lower advertising revenue at National Sports Partnership ("NSP") and higher rights and production costs associated with more NBA and NHL games at the Sunshine Network.

For the second quarter of fiscal 2001, the Company's share of FFW's net income decreased by $52 million to $4 million. Prior year's results included a $61 million gain related to the FKE IPO. Revenue increases of 11% resulting from higher domestic cable and international subscription fee revenue, partially offset by increases in production and programming costs associated with increased distribution were the factors contributing to FFW's improved operating performance.

At Fox Sports Cable Networks International, the Company's share of net losses decreased from $8 million to $4 million due to increased affiliate revenues at Fox Sports World and Fox Sports World Espanol due to increased subscribers and to the decreased programming costs at Fox Sports Latin America due to the timing of the broadcast of sporting events.

Interest expense, net. Net interest expense increased $19 million as compared to prior year quarter. This increase relates to higher intercompany balances with The News Corporation Limited ("News Corporation") from cash advances and increases in film production financing.

Other expense. In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, which has been determined by independent appraisal and preliminarily allocated to goodwill. A final allocation of the purchase price to the assets acquired and liabilities assumed will be completed within the next 12 months. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $162 million at December 31, 2000, with a market value of approximately $205 million. Such deferred revenue will be recognized over the ten-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other Expense in the statement of operations.

Income tax expense on a stand-alone basis. Income tax expense for the second quarter of fiscal 2001 decreased to $32 million from $76 million in the corresponding period of the preceding year. The effective tax rate for the period increased to 86.5% compared to 44.7% in the corresponding period of the preceding year. The increase in the effective tax rate resulted from the relationship of nondeductible items to lower pre-tax income in the second quarter of fiscal 2001.

Results of Operations - Six months ended December 31, 2000 vs. Six months ended December 31, 1999

The following table sets forth the Company's operating results, by segment, for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999:

                                                                           Six months ended December 31,
                                                                           -----------------------------
                                                                              2000              1999              Change
                                                                             ------            ------             ------
                                                                                          (Dollars in Millions)
Revenues:
Filmed Entertainment..................................................    $   1,788          $  1,862              $ (74)
Television Stations...................................................          826               826                 --
Television Broadcast Network..........................................          988               914                 74
Other Television Businesses...........................................           49                44                  5
Cable Network Programming.............................................          679               591                 88
                                                                          ----------------------------------------------
Total Revenues........................................................    $   4,330          $  4,237              $  93
                                                                          ==============================================


Operating Income (Loss):
Filmed Entertainment..................................................    $     238            $   81              $ 157
Television Stations...................................................          309               324                (15)
Television Broadcast Network..........................................         (101)               (4)               (97)
Other Television Businesses...........................................           (2)               --                 (2)
Cable Network Programming.............................................            3               (15)                18
                                                                          ----------------------------------------------
Total Operating Income................................................          447               386                 61
Interest expense, net.................................................         (182)             (141)               (41)
Equity in earnings (losses) of affiliates.............................          (17)                2                (19)
Minority interest.....................................................           (2)               (2)                --
Other expense.........................................................         (143)               --               (143)
                                                                          ----------------------------------------------

Income before income taxes and cumulative effect of accounting
change................................................................          103               245               (142)
Income tax expense on a stand-alone basis.............................          (62)             (108)                46
                                                                          ----------------------------------------------
Income before cumulative effect of accounting change                             41               137                (96)
Cumulative effect of accounting change, net of tax....................         (494)               --               (494)
                                                                          ----------------------------------------------
Net (loss) income.....................................................       $ (453)           $  137              $(590)
                                                                          ==============================================


Other Data:
Operating Income Before Depreciation and Amortization(1):
Filmed Entertainment..................................................       $  270            $  106              $ 164
Television Stations...................................................          401               419                (18)
Television Broadcast Network..........................................          (91)                4                (95)
Other Television Businesses...........................................           (2)               --                 (2)
Cable Network Programming.............................................          106                70                 36
                                                                          ----------------------------------------------
Total Operating Income Before
Depreciation and Amortization (1).....................................       $  684            $  599              $  85
                                                                          ==============================================

    (1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the six months ended December 31, 2000, revenues of $4,330 million were 2% above the $4,237 million reported for the corresponding period in the prior year. The increase in revenues was primarily derived from increases at the Television Broadcast Network and Cable Network Programming segments. In aggregate, Operating, Selling, general and administrative, and Depreciation and amortization increased $32 million compared to the corresponding period of the prior year. Operating expenses decreased 1% compared to the corresponding period of the prior year. Selling, general and administrative expenses increased $46 million from the corresponding period of the prior year mainly due to an increase in video return reserves in line with the increase in video sales at the Filmed Entertainment segment. Depreciation and amortization increased $24 million due to depreciation on capital expenditures at the Fox Studios Lot in Los Angeles, California and at Fox Sports Networks. The Company reported operating income of $447 million for the six months ended December 31, 2000, as compared to the $386 million reported in the six months ended December 31, 1999. Operating Income Before Depreciation and Amortization of $684 million increased 14% over $599 million reported in the corresponding period in the prior year. Significant growth in operating income and Operating Income Before Depreciation and Amortization was achieved by the Company's Filmed Entertainment and Cable Network Programming segments. A loss of approximately $71 million related to the broadcast of the MLB post season games at the Television Broadcast Network partially offset these improvements.

Equity in losses of affiliates of $17 million increased by $19 million from the first six months of fiscal 2000 due to the decease in contributions from FFW resulting from prior year's gain related to the FKE IPO.

At the beginning of fiscal 2001, the Company adopted SOP 00-2, "Accounting by Producers or Distributors of Films", which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of an accounting change for the quarter ended September 30, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred. The decrease in deferred income taxes included in the accompanying consolidated condensed balance sheet primarily relates to the deferred tax benefit recorded from this cumulative effect of an accounting change.

Net loss for the six months ended December 31, 2000 was $453 million ($0.62 per share) as compared to net income of $137 million ($0.19 per share) for the corresponding period of the prior year. This decrease primarily relates to an approximate $494 million charge for the adoption of SOP 00-2.

Filmed Entertainment. For the six months ended December 31, 2000, revenues decreased approximately 4% compared to the corresponding period of the preceding fiscal year. Operating income increased $157 million from the first six months of fiscal 2000. Operating Income Before Depreciation and Amortization increased to $270 million, from $106 million in the corresponding period of the prior year. During the first six months of fiscal 2001, the Company adopted SOP 00-2 changing its film accounting policies. The successful worldwide theatrical release and domestic video revenues of X-Men and the continued strength of worldwide video and DVD catalog sales were partially offset by the marketing costs related to promotion and marketing. SOP 00-2 requires the Filmed Entertainment segment to expense these costs incurred in contrast to capitalizing and amortizing them over the life of the film resulting in increased current period costs. Prior year results included the disappointing domestic theatrical releases of Anna and the King, Brokedown Palace and Light It Up, which were partially offset by the international theatrical performance of Star Wars, Episode I: The Phantom Menace and contributions from domestic and international pay television agreements covering available films. At TCFTV, operating results improved over the corresponding period of the prior year reflects higher international television revenue for Ally McBeal, Buffy the Vampire Slayer and X-Files and increased domestic video sales for X-Files.
These results were partially offset by increased fees related to the X-Files.

Television. For the first six months of fiscal 2001, combined revenues from all television related segments increased to $1,863 million, a 4% increase from the corresponding period of the preceding fiscal year, operating income decreased by 36% and Operating Income Before Depreciation and Amortization decreased by 27%.

For the six months ended December 31, 2000, the Television Stations segment's net revenues were flat and operating income decreased 5%. The weak advertising market and competition related to the Olympics broadcast on another network resulted in flat revenues for the first six months of fiscal 2001. Higher programming costs for newly acquired syndicated series, as well as increased local broadcast rights fees and production costs for additional local MLB games in the Boston and Dallas markets also contributed to the decrease in operating income.

At FOX, for the first six months of fiscal 2001, revenues increased $74 million, operating losses grew by $97 million and Operating Income Before Depreciation and Amortization decreased $95 million from the corresponding period of the preceding fiscal year. FOX's results have been negatively impacted by an approximate $71 million loss due to the short duration and lower ratings of the MLB post season and the weak advertising market. In addition, operating income related to sports programming declined 165% due to lower National Football League ("NFL") pre-season and MLB regular season ratings, as well as the broadcast of two additional NFL games. In our primetime entertainment broadcasts, increased advertising and promotion costs and competition from the Summer Olympics broadcast on another television network during the first quarter more than offset the strong performance of FOX's new series and returning shows.

Cable Network Programming. The revenues of the Cable Network Programming segment for the six months ended December 31, 2000 compared to the corresponding period in the prior year increased $88 million, operating income of $3 million improved by $18 million and Operating Income Before Depreciation and Amortization improved by $36 million. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at FX and Fox News. Costs increased due to programming increases at FX, the costs of launching regional news, sports rights increases at the RSNs and the costs related to the extended presidential coverage at Fox News.

At FX, revenues and operating income grew 27% and 28%, respectively, as a result of affiliate revenue increases reflecting a 25% increase in subscribers over the prior year and advertising revenue increase from the successful premiere of FX's first two original movies, Deliberate Intent and The Sight. This growth was partially offset by increased programming and marketing expenses to support its original programming. Fox Sports Networks' operating income decreased 58% versus the same period in fiscal 2000 primarily as a result of the continued rollout of regional sports news. The RSNs benefited from recently completed affiliation agreements, which increased their subscriber base as well as revenues per subscriber and the increase in the number of MLB, NBA and NHL events. These revenue gains were more than offset by the costs associated with the increased rights fees and production costs associated with increases in the number of events and the rights fee per event.

Fox News' operating income increased 37% during the first six months of fiscal 2001. Fox News' sales and operating costs increased 32% and 8%, respectively, through higher advertising due to better national and direct response pricing and affiliate revenues due to higher subscribers. The increase in operating costs was primarily due to the extended presidential election coverage. Fox News's subscriber base now exceeds 55 million.

Equity in earnings (losses) of affiliates. For the six months ended December 31, 2000, equity in losses of affiliates declined $19 million to a loss of $17 million.

The Company's share of Fox Sports Networks' domestic equity affiliates' operating results increased from a loss of $4 million to income of $2 million during the six months ended December 31, 2000. This improvement reflects an increase in profits at RPP due to increased affiliate revenue across all RSNs resulting principally from higher subscribers and rate surcharges, as well as higher advertising and affiliate revenues at CTV Sports Net. In addition, subscriber gains continued to improve operating performance at the Speedvision and Outdoor Life cable networks. These gains were partially offset by increased losses at NSP and Sunshine RSN.

For the first six months of fiscal 2001, the Company's share of FFW's net income decreased $48 million to a loss of $9 million. The decrease in FFW's net income relates to the gain of $61 million recognized during the corresponding period of the prior year in relation to the FKE IPO. Increases in international cable ad sales and subscription revenue fees, partially offset by decreases in production and distribution revenues were the factors contributing to FFW's improved operating performance. Decreases in production and programming costs primarily relate to lower amortization expenses associated with FFW's mix of domestic and foreign revenues as compared to the corresponding period of the prior year.

At Fox Sports Cable Networks International, the Company's share of net losses decreased from $15 million to $9 million. Increased advertising and affiliate revenues at Fox Sports World and Fox Sports World Espanol due to increased subscribers, improved the equity losses related to Fox Sports Cable Networks International by approximately 40% for the six months ended December 31, 2000. In addition, results improved related to the acquisition of the rights to broadcast the English Premiere League soccer matches.

Interest expense, net. Net interest expense increased $41 million as compared to prior year quarter. This increase relates to the higher intercompany balances with News Corporation from cash advances and external balances associated with film production financing.

Other expense. In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in THN for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, which has been determined by independent appraisal and preliminarily allocated to goodwill. A final allocation of the purchase price to the assets acquired and liabilities assumed will be completed within the next 12 months. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $162 million at December 31, 2000, with a market value of approximately $205 million. Such deferred revenue will be recognized over the ten-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other Expense in the statement of operations.

Income tax expense on a stand-alone basis. Income tax expense for the six months ended December 31, 2000 decreased to $62 million from $108 million in the corresponding period of the preceding year. The effective tax rate for the period increased to 60.2% compared to 44.1% in the corresponding period of the preceding year. The increase in the effective rate resulted from the relationship of nondeductible items to lower pre-tax income in the six months ended December 31, 2000.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows used in operating activities during the six months ended December 31, 2000 were $174 million as compared to $669 million in the corresponding period of the preceding fiscal year. The decrease in cash used was primarily due to lower levels of filmed entertainment and television programming costs, partially offset by an increase in home video receivables.

Net cash flows used in investing activities were $336 million and $299 million
during the six months ended December 31, 2000 and 1999, respectively.   The
current year included investments in Regency Television, NSP, THN and Fox News and FX launch support payments.

Net cash flows provided by financing activities were $449 million and $989 million during the six months ended December 31, 2000 and 1999, respectively. The decrease in cash provided by financing activities is primarily attributable to lower advances from affiliates used to fund operations.

The Company, News Corporation and certain of News Corporation's subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During the period, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments at December 31 and June 30, 2000 was approximately $9.6 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2001 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations.

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

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. (collectively, "Chris-Craft"). Chris-Craft owns a group of ten television stations in the United States. News Corporation will pay approximately $5.35 billion in the aggregate, comprised of a cash payment of approximately $2.13 billion and approximately 73 million ADRs representing 292 million News Corporation preferred limited voting ordinary shares. As part of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will perform the day to day operations of the acquired stations, in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A common stock, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. The closing of the acquisition is subject to customary conditions including shareholder and regulatory approval.

In December 2000, Haim Saban, Chairman and Chief Executive Officer of Fox Family Worldwide ("FFW"), exercised his right to put his 49.5% interest in FFW (the "Saban Interest") to the Company. In January 2001, the Company exercised its right to call the Saban Interest. The purchase price for the sale of the Saban Interest is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by a valuation procedure using investment bankers.



ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.


Part II.   Other Information

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 15, 2000, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Arthur Andersen, LLP as independent public accountants of the Company for the fiscal year ended June 30, 2001 was ratified. Shares were voted for the election of the directors of the Company as follows: for K. Rupert Murdoch, 5,569,983,328 shares voted for, 9,737,807 shares withheld and 1,024,833 abstained; for Peter Chernin, 5,569,904,790 shares voted for, 9,816,345 shares withheld and 1,024,833 abstained; for Chase Carey, 5,569,909,725 shares voted for, 9,811,410 shares withheld and 1,024,833 abstained; for David F. DeVoe, 5,579,221,011 shares voted for, 500,124 shares withheld and 1,024,833 abstained; for Arthur M. Siskind, 5,579,224,848 shares voted for, 496,286 shares withheld and 1,024,833 abstained; for Christos M. Cotsakos, 5,579,213,422 shares voted for, 507,713 shares withheld and 1,024,833 abstained; for Laura D'Andrea Tyson, 5,579,571,612 shares voted for, 149,523 shares withheld and 1,024,833 abstained. There were 5,580,544,697 shares voted in favor of the appointment of Arthur Andersen, LLP as the independent public accountants of the Company with 37,596 shares voted against and 63,675 abstentions.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable


                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001          FOX ENTERTAINMENT GROUP, INC.

                                 By:  /s/ David F. DeVoe
                                      -------------------
                                      Name: David F. DeVoe
                                      Title:   Chief Financial Officer