Form 10-Q
period 2001-03-31
FOX ENTERTAINMENT GROUP INC
filed 2001-05-15
CIK 1068002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                   FORM 10-Q

                             --------------------

{x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended March 31, 2001.


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

                              Yes X          No__
                                 ------

     As of May 14, 2001, 176,559,834 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

================================================================================

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------


Part I. Financial Information                                                                                           Page
                                                                                                                        ----
         Item 1.    Financial Statements

                    Unaudited Consolidated Condensed Statements of Operations for the three and
                    nine months ended March 31, 2001 and 2000.........................................................   3

                    Consolidated Condensed Balance Sheets at March 31, 2001 (unaudited) and at
                    June 30, 2000 (audited)...........................................................................   4

                    Unaudited Consolidated Condensed Statements of Cash Flows for the nine
                    months ended March 31, 2001 and 2000..............................................................   5

                    Notes to the Unaudited Consolidated Condensed Financial Statements................................   6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations........................................................................................  12

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................  24


Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K..................................................................  24

         Signature....................................................................................................  25

                          FOX ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)

                                                                      For the three months ended      For the nine months ended
                                                                              March 31,                        March 31,
                                                                      ---------------------------      -------------------------
                                                                        2001             2000             2001          2000
                                                                      ---------        ----------      -----------   -----------
Revenues                                                               $ 1,965          $ 1,884          $ 6,295        $ 6,121
Expenses:
  Operating                                                              1,483            1,393            4,595          4,543
  Selling, general and administrative                                      264              229              798            717
  Depreciation and amortization                                            118              111              355            324
                                                                      --------          -------          -------        -------
Operating Income                                                           100              151              547            537

Other Expense:
  Interest expense, net                                                    (92)             (80)            (274)          (221)
  Equity losses of affiliates                                              (52)             (37)             (69)           (35)
  Minority interest                                                         (1)              --               (3)            (2)
  Other income (expense)                                                    40               --             (103)            --
                                                                      --------          -------          -------        -------
Income (loss) before income taxes and
 cumulative effect of accounting change                                     (5)              34               98            279

Income tax expense on a stand-alone basis                                   (4)             (15)             (66)          (123)
                                                                      --------          -------          -------        -------
Income (loss) before cumulative effect of
  accounting change                                                         (9)              19               32            156
Cumulative effect of accounting change, net of tax                          --               --             (494)            --
                                                                      --------          -------          -------        -------
Net income (loss)                                                      $    (9)         $    19          $  (462)       $   156
                                                                      ========          =======          =======        =======

Basic and diluted earnings (loss) per share
  before cumulative effect of accounting change                        $ (0.01)         $  0.03          $  0.04        $  0.22
Basic and diluted cumulative effect of
  accounting change, net of tax, per share                                  --               --            (0.68)            --
                                                                      --------          -------          -------        -------
Basic and diluted earnings (loss) per share                            $ (0.01)         $  0.03          $ (0.64)       $  0.22
                                                                      ========          =======          =======        =======
Basic and diluted weighted average number
  of common equivalent shares outstanding                                  724              724              724            721
                                                                      ========          =======          =======        =======

 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (in millions except share and per share amounts)

                                                                                       March 31,     June 30,
                                                                                         2001          2000
                                                                                       -------        -------
                                                                                     (unaudited)     (audited)

ASSETS
Cash and cash equivalents                                                             $     46         $    114
Accounts receivable, net                                                                 2,299            2,191
Filmed entertainment and television programming costs, net                               3,794            3,438
Investments in equity affiliates                                                         1,543            1,510
Property and equipment, net                                                              1,461            1,478
Intangible assets, net                                                                   7,701            7,836
Other assets and investments                                                             1,203            1,363
                                                                                     ---------       ----------
      Total assets                                                                    $ 18,047         $ 17,930
                                                                                     =========        =========
LIABILITIES
Accounts payable and accrued liabilities                                              $  1,700         $  1,946
Participations, residuals and royalties payable                                            883            1,209
Television programming rights payable                                                    1,188              903
Deferred revenue                                                                           727              688
Borrowings                                                                               1,123              974
Deferred income taxes                                                                      770            1,058
Other liabilities                                                                          131              147
                                                                                     ---------       ----------
                                                                                         6,522            6,925
Due to intercompany affiliates                                                           2,947            2,739
                                                                                     ---------       ----------
      Total liabilities                                                                  9,469            9,664
                                                                                     ---------       ----------
Minority interest in subsidiaries                                                          772               20
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2001
  and June 30, 2000                                                                          -                -
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 176,559,834 issued and outstanding at March 31,
  2001 and June 30, 2000                                                                    2                 2
Class B Common stock, $.01 par value per share; 650,000,000
  authorized; 547,500,000 issued and outstanding at March 31,
  2001 and June 30, 2000                                                                    6                 6
Paid-in capital                                                                         8,023             8,023
Retained (deficit) earnings and accumulated other comprehensive
 income                                                                                  (225)              215
                                                                                    ---------        ----------
      Total shareholders' equity                                                        7,806             8,246
                                                                                    ---------        ----------
      Total liabilities and shareholders' equity                                     $ 18,047          $ 17,930
                                                                                    =========        ==========

     The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          FOX ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                            For the nine months ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                              2001               2000
                                                                                           ----------         ---------
Operating activities:
  Net income (loss)                                                                        $  (462)             $   156
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating acvities:
   Depreciation and amortization                                                               355                  324
   Cumulative effect of accounting change, net of tax                                          494                    -
   Equity losses of affiliates and distributions                                               129                   35
   Other income (expense)                                                                      103                    -
   Change in operating assets and liabilities, net of acquisition:
    Accounts receivable and other assets                                                      (224)                (244)
    Filmed entertainment and television programming costs, net                                (598)                (766)
    Accounts payable and accrued liabilities                                                   337                  353
    Participations, residuals and royalties payable and other liabilities                      (74)                (120)
                                                                                          --------             --------
Net cash provided by (used in) operating activities                                             60                 (262)
                                                                                          --------             --------
Investing activities:
  Acquisitions, net of cash acquired                                                           (75)                  63
  Investments in equity affiliates, net of acquisition                                        (134)                (157)
  Other investments                                                                           (181)                (135)
  Purchases of property and equipment, net of acquisition                                      (97)                (171)
                                                                                          --------             --------
Net cash used in investing activities                                                         (487)                (400)
                                                                                          --------             --------
Financing activities:
  Borrowings                                                                                   125                  146
  Repayment of borrowings                                                                     (752)                (730)
  Minority interest in subsidiaries                                                            752                    -
  Advances from affiliates, net                                                                234                1,258
                                                                                          --------             --------
Net cash provided by financing activities                                                      359                  674
                                                                                          --------             --------
Net (decrease) increase in cash and cash equivalents                                           (68)                  12
Cash and cash equivalents, beginning of period                                                 114                  121
                                                                                          --------             --------
Cash and cash equivalents, end of period                                                   $    46              $   133
                                                                                          ========             ========
Supplemental information on businesses acquired:

  Fair value of assets acquired                                                                                 $ 3,313
  Cash acquired                                                                                                      63
   Less: liabilities assumed                                                                                      1,951
                                                                                                               --------
  Fair value of stock consideration                                                                             $ 1,425
                                                                                                               ========

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc. The Company is a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), which, at March 31, 2001, holds equity and voting interests in the Company of 82.76% and 97.80%, respectively.

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

Total comprehensive income (loss) for the three and nine months ended March 31, 2001 was income of $2 million and a loss of $440 million, respectively. Total other comprehensive income for the three and nine months ended March 31, 2001 of $11 million and $22 million, respectively, consists of currency translation gains. Total comprehensive income for the three and nine months ended March 31, 2000 was $26 million and $166 million, respectively. Total other comprehensive income for the three and nine months ended March 31, 2000 consisted of currency translation gains of $7 million and $10 million, respectively.

Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 2 - Acquisitions and Dispositions

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. (collectively, "Chris-Craft"). Chris-Craft owns a group of ten television stations in the United States. News Corporation will pay approximately $2.13 billion in cash and approximately 73 million American Depositary Receipts, representing 292 million News Corporation preferred limited voting ordinary shares. As part of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will own the assets and manage the day-to-day operations of the acquired stations, in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A common stock, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. Also at the effective time of the acquisition, the Company will assign the licenses issued by the Federal Communications Commission ("FCC") for the acquired stations to its indirect subsidiary, Fox Television Stations, Inc., which will become the licensee and control the operations of the acquired stations. On April 24, 2001, the stockholders of Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. approved and adopted the applicable Merger Agreement which each party entered into with News Corporation, News Publishing Australia Limited and Fox Television Holdings, Inc. The mergers remain subject to approval by the FCC, where the transaction is currently under review.

In December 2000, Haim Saban, Chairman and Chief Executive Officer of Fox Family Worldwide, Inc. ("FFW"), exercised his right to put his 49.5% interest in FFW (the "Saban Interest") to the Company. In January 2001, the Company exercised its right to call the Saban Interest. The purchase price for the sale of the Saban Interest is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by a valuation procedure using investment bankers.

In February 2001, Fox Sports Networks, LLC ("FSN"), a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among FSN, Viacom, Inc. ("Viacom") and Comcast Corporation ("Comcast") and a Purchase Agreement between Viacom and Comcast for approximately $35 million. The excess of the net purchase price over the net assets acquired, of approximately $30 million is reflected within Intangible assets, net on the unaudited consolidated condensed balance sheet and will be amortized over a useful life of 40 years.

In February 2001, FSN sold its approximate 34% limited partnership interest in Home Team Sports Limited Partnership to Comcast, in exchange for Comcast entering into new or amended cable carriage arrangements related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

Note 3 - Segment Information

The Company manages and reports its activities in five business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television-related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States and Canada and professional sports team ownership. The television-related segments operate in the United States and Canada.

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

                          FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3-Segment Information (continued)


                                                             For the three months ended     For the nine months ended
                                                                     March 31,                       March 31,
                                                             --------------------------     -------------------------
(in millions)                                                     2001        2000               2001        2000
                                                             ------------   -----------     ------------  -----------
REVENUES
 Filmed Entertainment                                         $    859    $    805             $  2,647     $  2,667
 Television Stations                                               320         341                1,146        1,167
 Television Broadcast Network                                      426         439                1,414        1,353
 Other Television Businesses                                        21          26                   70           70
 Cable Network Programming                                         339         273                1,018          864
                                                             ---------   ---------            ---------   ----------
  Total Revenues                                              $  1,965    $  1,884             $  6,295     $  6,121
                                                             =========   =========            =========   ==========


OPERATING INCOME (LOSS)
 Filmed Entertainment                                         $     49    $     98             $    287     $    179
 Television Stations                                                76          87                  385          411
 Television Broadcast Network                                       (3)        (12)                (104)         (16)
 Other Television Businesses                                        (4)         (4)                  (6)          (4)
 Cable Network Programming                                         (18)        (18)                 (15)         (33)
                                                             ---------   ---------            ---------   ----------
  Total Operating Income                                           100         151                  547          537
                                                             =========   =========            =========   ==========

Interest expense, net                                              (92)        (80)                (274)        (221)
Equity losses of affiliates                                        (52)        (37)                 (69)         (35)
Minority interest                                                   (1)         --                   (3)          (2)
Other income (expense)                                              40          --                 (103)          --
                                                             ---------   ---------            ---------   ----------
Income (loss) before income taxes and
    cumulative effect of accounting change                    $     (5)   $     34             $     98     $    279
                                                             =========   =========            =========   ==========



                                                                                               March 31,    June 30,
                                                                                                 2001        2000
                                                                                             ---------   ----------
TOTAL ASSETS                                                                                       (in millions)
 Filmed Entertainment                                                                          $  4,330    $  4,620
 Television Stations                                                                              6,126       6,213
 Television Broadcast Network                                                                     1,633       1,382
 Other Television Businesses                                                                        369         364
 Cable Network Programming                                                                        4,046       3,841
 Investments in equity affiliates                                                                 1,543       1,510
                                                                                              ---------   ---------
  Total Assets                                                                                 $ 18,047    $ 17,930
                                                                                              =========   =========


Equity losses of affiliates primarily relate to entities involved in the production and licensing of cable network programming. Interest expense, net, Minority interest, Other income (expense) and Income tax expense are not allocated to segments, as they are not under the control of the segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4  - Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation's subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During the nine months ended March 31, 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments at March 31, 2001 and June 30, 2000 was approximately $9.4 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2001 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations.

Note 5 - Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following:

                                                                                    March 31,          June 30,
                                                                                      2001               2000
                                                                                  -------------      ------------
                                                                                              (in millions)
Filmed entertainment costs:
 Feature films:
  Released                                                                        $      727         $      753
  Completed, not released                                                                 17                 42
  In production                                                                          511                692
  In development or preproduction                                                         80                154
                                                                                  -------------      ------------
                                                                                       1,335              1,641
                                                                                  -------------      ------------
 Television productions:
  Released                                                                               494                516
  In production                                                                          175                 79
  In development or preproduction                                                          9                  4
                                                                                  -------------      ------------
                                                                                         678                599
                                                                                  -------------      ------------

Total filmed entertainment costs                                                       2,013              2,240
Television programming costs, less accumulated amortization                            1,781              1,198
                                                                                  -------------      ------------
Total filmed entertainment costs and television programming costs, net            $    3,794         $    3,438
                                                                                  =============      ============

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 - Minority Interest in Subsidiaries

On March 30, 2001, the Company's film distribution arrangement with New Millennium Investors, LLC ("New Millennium") expired. The Company acquired the outstanding equity of New Millennium and repaid all of New Millennium's existing debt, resulting in the acquisition of Filmed entertainment costs of $650 million and elimination of Participations, residuals and royalties payable of $117 million.

Concurrently, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, will fund the production costs of all eligible films, as defined, to be produced by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004. NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued $752 million of a preferred limited liability membership interest (the "Preferred Interest"), which is presented on the unaudited consolidated condensed balance sheet as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

Note 7 - Other

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, which has been determined by independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $155 million at March 31, 2001, with a market value of approximately $196 million. Such deferred revenue will be recognized over the ten-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

During April 2001, the Company entered into an agreement to sell its entire interest in THN for cash of approximately $155 million and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million. The sale is expected to be consummated pursuant to further definitive agreements between parties, subject to the satisfaction of certain conditions. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", and EITF 87-11, "Allocation of Purchase Price to Assets to Be Sold", for the period from December 29, 2000 until the Closing Date of the sale, control of THN is deemed to be temporary and therefore, its results of operations have not been consolidated in the Company's statements of operations for the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company has provided approximately $9.9 million to THN of which approximately $5.5 million was used to fund net losses and approximately $4.4 million was used to finance working capital. The net assets of THN and the funding provided to THN are included in Other assets and investments on the unaudited consolidated condensed balance sheet of the Company as of March 31, 2001.

                         FOX ENTERTAINMENT GROUP, INC.

      NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 - New Accounting Pronouncements

At the beginning of fiscal 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

The Company also adopted, as of the beginning of fiscal 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 had no material impact on the Company's financial statements for the nine months ended March 31, 2001.

Note 9 - Subsequent Events

The motion pictures and television programs produced by the Company, and the other major U.S. studios, generally employ actors, writers and directors who are members of the Screen Actors Guild ("SAG"), Writers Guild of America ("WGA") and Directors Guild of America ("DGA"), pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with WGA expired on May 1, 2001 and the collective bargaining agreement with SAG is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway, and a tentative agreement was recently reached with the WGA. The unexpected failure of the WGA membership to ratify the agreement or the inability to conclude a new SAG agreement would leave strikes by WGA and/or SAG as a possibility in calendar year 2001. The DGA collective bargaining agreement expires in mid-2002. A strike by one or more of the unions that provide personnel essential to the production of motion pictures and television programs could delay or halt the Company's ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in the Company's release of new motion pictures and broadcast of new television programs and thereby could adversely affect the Company's results of operations and earnings per share.

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

The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television-related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including, Fox Family Worldwide, Inc. ("FFW"), Fox Sports Ventures, LLC, Regional Programming Partners ("RPP"), Regency Television, The National Geographic Channels and International Sports Programming Partners ("Fox Sports International"), are included in Equity losses of affiliates and, accordingly, are not reported in the segments set forth above.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series licensed in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Stations, Television Broadcast Network and Other Television Businesses. The three reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 23 owned and operated television broadcast stations in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and market conditions. Adverse changes in general market conditions for advertising may affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly affiliate fees based on the number of subscribers as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in general market conditions for advertising may affect revenues.

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include the amortization of capitalized production, overhead and interest costs; exploitation costs, primarily prints and advertising; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

At the beginning of fiscal 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming Segments. Expenses of the three television segments and the Cable Network Programming segment include operating expenses related to acquiring programming and rights to programming, as well as selling, general and administrative expenses. Operating expenses also typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising as well as salaries, employee benefits, rent and other routine overhead.

Results of Operations - Three months ended March 31, 2001 vs. Three months ended March 31, 2000

The following table sets forth the Company's operating results, by segment, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000:

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                               2001      2000     Change
                                                                                               -----     -------  ------
                                                                                                     (in Millions)
Revenues:
  Filmed Entertainment                                                                        $   859   $   805   $    54
  Television Stations                                                                             320       341       (21)
  Television Broadcast Network                                                                    426       439       (13)
  Other Television Businesses                                                                      21        26        (5)
  Cable Network Programming                                                                       339       273        66
                                                                                              -------   -------   -------
Total Revenues                                                                                $ 1,965   $ 1,884   $    81
                                                                                              =======   =======   =======
Operating Income (Loss):
  Filmed Entertainment                                                                        $    49   $    98   $   (49)
  Television Stations                                                                              76        87       (11)
  Television Broadcast Network                                                                     (3)      (12)        9
  Other Television Businesses                                                                      (4)       (4)       --
  Cable Network Programming                                                                       (18)      (18)       --
                                                                                              -------   -------   -------
  Total Operating Income                                                                          100       151       (51)
Interest expense, net                                                                             (92)      (80)      (12)
Equity losses of affiliates                                                                       (52)      (37)      (15)
Minority interest                                                                                  (1)       --        (1)
Other income (expense)                                                                             40        --        40
                                                                                              -------   -------   -------
Income (loss) before income taxes                                                                  (5)       34       (39)
Income tax expense on a stand-alone basis                                                          (4)      (15)       11
                                                                                              -------   -------   -------
Net income (loss)                                                                             $    (9)  $    19   $   (28)
                                                                                              =======   =======   =======
Other Data:
Operating Income Before Depreciation and Amortization /(1)/:
  Filmed Entertainment                                                                        $    63   $   111   $   (48)
  Television Stations                                                                             122       133       (11)
  Television Broadcast Network                                                                      1        (5)        6
  Other Television Businesses                                                                      (3)       (5)        2
  Cable Network Programming                                                                        35        28         7
                                                                                              -------   -------   -------
Total Operating Income Before Depreciation and Amortization/(1)/                              $   218   $   262   $   (44)
                                                                                              =======   =======   =======

     /(1)/ Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the third quarter of fiscal 2001, revenues of $1,965 million were approximately 4% above the $1,884 million reported for the third quarter of fiscal 2000. The increase in revenues was primarily derived from increases at the Filmed Entertainment and Cable Network Programming segments. In aggregate, Operating, Selling, general and administrative, and Depreciation and amortization increased by approximately 8% compared to the same period of the prior year. Operating expenses for the third quarter increased approximately 6% over the third quarter of fiscal 2000. This increase primarily resulted from increased pre-marketing expenses at the Filmed Entertainment segment and increased programming rights costs at the Cable Network Programming segment, partially offset by lower prime time programming costs at FOX. Selling, general and administrative expenses increased approximately 15% over the corresponding period in the prior year. Depreciation and amortization increased 6% from the third quarter of fiscal 2000 primarily due to increased amortization for launch support payments at the Cable Network Programming segment. The Company reported operating income of $100 million for the third quarter of fiscal 2001, as compared to $151 million reported in the third quarter of fiscal 2000. Operating Income Before Depreciation and Amortization of $218 million decreased approximately 17% from $262 million reported in the third quarter of fiscal 2000. This decline primarily relates to the expensing of pre-release costs at the Filmed Entertainment segment and the impact of the soft advertising market at the Television Stations and Television Broadcast Network segments, partially offset by higher revenues from the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $52 million increased $15 million over the third quarter of fiscal 2000 primarily due to the January 2001 launch of the domestic National Geographic Channel and increased sports rights and production expenses at National Sports Partnership ("NSP") primarily related to the National Association of Stock Car Auto Racing ("NASCAR").

Net loss for the quarter ended March 31, 2001 was $9 million ($0.01 loss per share) compared to net income of $19 million ($0.03 per share) for the corresponding period of the prior year.

Filmed Entertainment. For the third quarter of fiscal 2001, revenues at Filmed Entertainment increased approximately 7% over the corresponding period of the prior year. Operating income and Operating Income Before Depreciation and Amortization decreased by 50% and 43%, respectively, to $49 million and $63 million, respectively, for the quarter ended March 31, 2001. These decreases were driven by increased operating expenses related to pre-release costs incurred for the Company's releases during the quarter under SOP 00-2 which was adopted at the beginning of fiscal 2001, as well as write-offs for the disappointing performances of Monkeybone, The Legend of Bagger Vance, and Say It Isn't So. The increase in operating expenses were partially offset by increased revenue resulting from the strong worldwide theatrical performance of Cast Away, the international theatrical performance of What Lies Beneath, the worldwide video release of Me, Myself and Irene, the international video release of X-Men, international sales of Titanic and strong DVD catalog sales. The prior year results included significant contributions from domestic and international pay television agreements covering available films and series, which were partially offset by the disappointing theatrical results of Here On Earth and the poor video performance of Bartok.

For the quarter ended March 31, 2001, Twentieth Century Fox Television ("TCFTV") results decreased 30% from the corresponding period of the prior year. These decreases were due to lower international television revenues for The X-Files and The Simpsons, which were partially offset by increased network revenue for The Practice resulting from the extension of the license term agreement.

Television. For the third quarter of fiscal 2001, combined revenues from all television-related segments decreased to $767 million, an approximate 5% decrease from the corresponding period of the preceding fiscal year. Operating income decreased by approximately 3% and Operating Income Before Depreciation and Amortization decreased by approximately 2% for the quarter ended March 31, 2001. The aggregate decreases at the television segments were primarily due to decreased advertising revenues, the increased marketing and programming costs associated with NASCAR programming and increased local programming expenses.

For the quarter ended March 31, 2001, the Television Stations segment's revenues decreased 6% to $320 million from the corresponding period of the prior year. The decrease in advertising revenues from the prior year resulted from non-returning political spending as well as decreased spending by advertisers in all major categories, including Internet, automotive and entertainment, which was partially offset by revenue gains from advertising market share increases. Operating income and Operating Income Before Deprecation and Amortization for the quarter ended March 31, 2001 decreased 13% and 8%, respectively, as compared to the quarter ended March 31, 2000. These decreases primarily resulted from the costs of the new local broadcast rights of the Dallas Stars, the local news launch at KDVR in Denver and the decreases in revenue. Cost savings from lower promotional spending, commissions on revenues and overhead savings partially offset those decreases.

At FOX, for the third quarter of fiscal 2001, revenues decreased $13 million as compared to the corresponding period of the preceding fiscal year. Operating loss decreased 75% from $12 million to $3 million and Operating Income Before Depreciation and Amortization increased $6 million over the quarter ended March 31, 2000. The revenue decline relates to lower advertising sales due to lower pricing and sell-out levels related to the weak advertising market and decreased ratings for the National Football League ("NFL"). Several new shows such as Boston Public, Dark Angel and Grounded For Life contributed to the increased network ratings while also significantly reducing prime time programming costs year over year. These new series replaced older more expensive shows (i.e. Party of Five and Beverly Hills 90210) and reduced the number of cancellations and related costs as compared to the prior year. Operating loss for the sports division increased primarily due to decreased advertising sales as a result of lower ratings for the NFL post-season and promotion, production and rights costs related to the inaugural season of NASCAR in fiscal 2001.

Cable Network Programming. The revenues of the Cable Network Programming segment for the third quarter of fiscal 2001 compared to the corresponding period in the prior year increased $66 million, operating loss remained flat and Operating Income Before Depreciation and Amortization increased by $7 million over the third quarter of fiscal 2000. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at the FX Channel ("FX") and the Fox News Channel ("Fox News"). Costs increased due to higher programming rights and productions costs related to NASCAR on FX and the increased number of National Basketball Association ("NBA") and National Hockey League ("NHL") games at the Regional Sports Networks ("RSNs").

At FX, revenues and operating income grew 39% and 53%, respectively, through higher priced advertising and increased affiliate revenues, reflecting a 27% increase in average audience and a 20% increase in average subscribers over the corresponding period in the prior year. FX reached over 60 million households as of March 31, 2001, a 27% increase over March 31, 2000. FX's revenue increases were partially offset by higher programming and production costs related to the inaugural season of NASCAR on FX. Fox Sports Networks' operating results declined approximately 128% to a loss versus the prior year quarter. This decline relates to the costs of regional news, which were not operative in the corresponding period of the prior year, and higher average rights fees per event and production expenses at the RSNs associated with an increased number of NBA and NHL cable and broadcast games. The operating income decline was partially offset by higher affiliate and direct to home ("DTH") revenues, resulting from the increased average rate per subscriber and increased cable and DTH subscribers.

Fox News improved operating losses by 47% during the third quarter compared to the corresponding period of the prior year. Fox News' revenues increased 33%, due to a 32% increase in cable affiliate revenue resulting from a 29% increase in Fox News subscribers, and a 59% increase in cable advertising sales driven by higher pricing and improved ratings. These revenue increases were partially offset by higher amortization of cable carriage fees, arising from new affiliation agreements with cable operators. Fox News subscribers increased to approximately 63.8 million as compared to approximately 47.4 million in the third quarter of fiscal 2000.

Equity losses of affiliates. In the third quarter of fiscal 2001, Equity losses of affiliates increased to $52 million from $37 million in the corresponding period of the preceding fiscal year.

For the quarter ended March 31, 2001, the Company's share of Fox Sports Networks' domestic equity affiliates' net losses increased $11 million to $23 million. Increased losses from the Metro Channels at RPP, increased rights and production expenses at NSP for NASCAR and regional news expenses at Rainbow more than offset increased revenues from National Advertising Partnership.

For the third quarter of fiscal 2001, the Company's share of net losses from FFW increased $4 million to $13 million. At FFW, decreased advertising revenues due to lower pricing and lower foreign syndication sales at Fox Kids Network were offset by increased advertising and affiliate revenues at Fox Kids Europe N.V. ("FKE") and Fox Family Channel due to subscriber growth.

The three months ended March 31, 2001 included $6 million of equity losses related to the domestic launch of The National Geographic Channel in January 2001.

The Company's share of Fox Sports International's net loss was flat at $6 million for the third quarter of fiscal 2001. Higher programming expenses and lower affiliate revenue at Fox Sports Latin America were offset by increased syndication revenue and lower programming expenses at LMC International.

Interest expense, net. Net interest expense increased $12 million as compared to prior year quarter. This increase relates to higher intercompany balances with affiliates as a result of cash advances and increases in film production financing.

Other income (expense). In February 2001, Fox Sports Networks, LLC ("FSN") sold its approximate 34% limited partnership interest in Home Team Sports Limited Partnership ("Home Team Sports") to Comcast, in exchange for Comcast entering into new or amended cable carriage arrangements related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

Income tax expense on a stand-alone basis. Income tax expense for the third quarter of fiscal 2001 decreased to $4 million from $15 million in the corresponding period of the preceding year. The effective tax rate for the period decreased to (80)% compared to 44% in the corresponding period of the preceding year. The decrease in the effective tax rate resulted from the relationship of nondeductible items, the amount of which did not change significantly from the corresponding period in the prior year, to a pre-tax loss in the third quarter of fiscal 2001 as compared to pre-tax income in the third quarter of fiscal 2000.

Results of Operations - Nine months ended March 31, 2001 vs. Nine months ended March 31, 2000

The following table sets forth the Company's operating results, by segment, for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000:

                                                                                          Nine months ended
                                                                                               March 31,
                                                                                      -------------------------
                                                                                         2001            2000         Change
                                                                                      ---------         -------       ------
                                                                                                    (in Millions)
Revenues:

  Filmed Entertainment                                                                $   2,647         $ 2,667       $  (20)
  Television Stations                                                                     1,146           1,167          (21)
  Television Broadcast Network                                                            1,414           1,353           61
  Other Television Businesses                                                                70              70            -
  Cable Network Programming                                                               1,018             864          154
                                                                                      ---------         -------       ------
 Total Revenues                                                                       $   6,295         $ 6,121       $  174
                                                                                      =========         =======       ======
Operating Income (Loss):
  Filmed Entertainment                                                                $     287         $   179       $  108
  Television Stations                                                                       385             411          (26)
  Television Broadcast Network                                                             (104)            (16)         (88)
  Other Television Businesses                                                                (6)             (4)          (2)
  Cable Network Programming                                                                 (15)            (33)          18
                                                                                      ---------         -------       ------
 Total Operating Income                                                                     547             537           10
Interest expense, net                                                                      (274)           (221)         (53)
Equity losses of affiliates                                                                 (69)            (35)         (34)
Minority interest                                                                            (3)             (2)          (1)
Other income (expense)                                                                     (103)              -         (103)
                                                                                      ---------         -------       ------
Income (loss) before income taxes and cumulative effect of accounting change                 98             279         (181)
Income tax expense on a stand-alone basis                                                   (66)           (123)          57
                                                                                      ---------         -------       ------
Income (loss) before cumulative effect of accounting change                                  32             156         (124)
Cumulative effect of accounting change, net of tax                                         (494)              -         (494)
                                                                                      ---------         -------       ------
Net income (loss)                                                                     $    (462)        $   156       $ (618)
                                                                                      =========         =======       ======
Other Data:
Operating Income Before Depreciation and Amortization/(1)/:
  Filmed Entertainment                                                                $     333         $   217       $  116
  Television Stations                                                                       523             552          (29)
  Television Broadcast Network                                                              (90)             (1)         (89)
  Other Television Businesses                                                                (5)             (5)           -
  Cable Network Programming                                                                 141              98           43
                                                                                      ---------         -------       ------
 Total Operating Income Before Depreciation and Amortization/(1)/                     $     902         $   861       $   41
                                                                                      =========         =======       ======


/(1)/ Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization. While Operating Income Before Depreciation and Amortization is considered to be an important measure of comparative performance by many in the financial community, it should be considered in addition to, but not as a substitute for, operating income
(loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the nine months ended March 31, 2001, revenues of $6,295 million were 3% above the $6,121 million reported for the corresponding period in the prior year. The increase in revenues was primarily derived from increases at the Television Broadcast Network and Cable Network Programming segments. In aggregate, Operating, Selling, general and administrative, and Depreciation and amortization increased by approximately 3% compared to the corresponding period of the prior year. Operating expenses remained flat compared to the corresponding period of the prior year. Selling, general and administrative expenses increased 11% from the corresponding period of the prior year mainly due to an increase in the video return reserve at the Filmed Entertainment segment. Depreciation and amortization increased $31 million due to increased amortization of launch support payments at the Cable Network Programming segment. The Company reported operating income of $547 million for the nine months ended March 31, 2001, as compared to $537 million reported in the nine months ended March 31, 2000. Operating Income Before Depreciation and Amortization of $902 million increased 5% over $861 million reported in the corresponding period in the prior year. These increases relate to the improved operating results at the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $69 million increased by $34 million from the first nine months of fiscal 2000 due to decreased contributions from FFW resulting from the prior year's gain related to the FKE initial public offering ("IPO") and the January 2001 launch of the domestic National Geographic Channel.

At the beginning of fiscal 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Net loss for the nine months ended March 31, 2001 was $462 million ($0.64 loss per share) as compared to net income of $156 million ($0.22 per share) for the corresponding period of the prior year. This decrease primarily relates to the $494 million charge for the adoption of SOP 00-2 and a non-recurring charge related to the restructuring of the Company's relationship with Healtheon/WebMD Corporation ("WebMD").

Filmed Entertainment. For the nine months ended March 31, 2001, Filmed Entertainment's revenues remained flat compared to the corresponding period of the prior year. Operating income and Operating Income Before Depreciation and Amortization increased by 60% and 53%, respectively, over the nine months ended March 31, 2000. In the current year, theatrical and catalog releases overall performed better than releases in the prior year. The current period's results included the strong worldwide theatrical and domestic video performance of X-Men, worldwide catalog releases, the broadcast network release of Titanic and performance of releases in international free television markets. These results were partially offset by write-offs for the disappointing performances of Monkeybone, The Legend of Bagger Vance and Say It Isn't So. During the first nine months of fiscal 2001, the Company adopted SOP 00-2 changing its film accounting policies. Prior year results included the poor performances of Brokedown Palace, Anna and the King, Light It Up and Bartok.

At TCFTV, for the nine months ended March 31, 2001, operating results increased 66% over the prior year primarily due to the increased network revenue for The Practice resulting from the extension of the license term agreement and increased international video and television revenues of Buffy the Vampire Slayer and Ally McBeal. These results were partially offset by decreased international television revenue for NYPD Blue and increased development expenses in the current period over the corresponding period in the prior year.

Television. For the nine months ended March 31, 2001, combined revenues from all television-related segments increased to $2,630 million, a 2% increase from the corresponding period of the preceding fiscal year. Operating income decreased by 30% and Operating Income Before Depreciation and Amortization decreased by 22% for the nine months ended March 31, 2001. Operating results were greatly affected by the negative impact of the soft advertising market and increased programming, broadcast and news costs at the Television Stations, as well as an approximate $71 million loss at FOX resulting from the short duration and low ratings of the Major League Baseball ("MLB") post-season divisional playoffs and World Series.

For the nine months ended March 31, 2001, the Television Stations segment's revenues decreased to $1,146 million from $1,167 million in the corresponding period of the prior year. This decrease resulted from the impact of the soft advertising market, the broadcast of the Olympics on NBC and the delayed Fall launch, as well as lower FOX prime time ratings in the first half of the year. Operating income and Operating Income Before Depreciation and Amortization for the nine months ended March 31, 2001 decreased from $411 million to $385 million and from $552 million to $523 million, respectively. Increases in program amortization for Drew Carey and 3rd Rock From The Sun, local broadcast rights for the Boston Red Sox and the Texas Rangers and news costs related to the local news launch at KDVR in Denver contributed to the decreases in operating income and Operating Income Before Depreciation and Amortization.

For the first nine months of fiscal 2001, FOX revenues increased 5% from the corresponding period of the preceding fiscal year. Operating losses increased by $88 million to $104 million and Operating Income Before Depreciation and Amortization decreased by $89 million for the first nine months of fiscal 2001. The increase in revenues resulted from higher advertising revenue from increased NFL regular season pricing and the current year domestic syndication sales of FOX-owned product. During fiscal 2001, the sports division incurred an approximate $71 million loss due to the operating loss for the World Series, which was not telecast in the prior year and a ratings shortfall coupled with lower sell-out for the MLB Divisional and Championship playoff series. This loss was increased by higher NFL program rights and lower advertising sales as a result of lower ratings for the NFL post-season. At FOX's entertainment division, lower prime time programming costs due to the replacement of Party of Five and Beverly Hills 90210 with new less expensive programming more than offset the 27% increase in advertising and promotional expenses resulting from higher off-air media awareness spending for the fall launch.

Cable Network Programming. The revenues of the Cable Network Programming segment for the nine months ended March 31, 2001 compared to the corresponding period in the prior year increased $154 million, operating losses of $15 million improved by $18 million and Operating Income Before Depreciation and Amortization improved by $43 million to $141 million. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at FX and Fox News. Costs increased due to higher rights and productions costs related to NASCAR on FX and the increased number of NBA and NHL games at the RSNs.

At FX, revenues and operating income grew 31% and 35%, respectively, as a result of affiliate revenue increases reflecting a 22% increase in average subscribers over the prior year period and advertising revenue increases from an increase in pricing and an increase in average audience. This growth was partially offset by increased programming and marketing expenses to support its original programming and the inaugural season of NASCAR on FX. Fox Sports Networks' operating income decreased 83% versus the same period in fiscal 2000 primarily as a result of the costs associated with the continued rollout of regional sports news, which were not operating during the same period of the prior year. The RSNs benefited from recently completed affiliation agreements, which increased their subscriber base as well as revenues per subscriber. These revenue gains were offset by the costs related to the increased rights fees and production costs associated with the increased number of events and increased rights fee per event.

For the nine months ended March 2001, revenues of Fox News increased 32% over the corresponding period of the prior year primarily resulting from a 30% increase in cable affiliate revenue and a 62% increase in cable advertising sales. Fox News benefited from recently completed affiliation agreements, which increased their subscriber base as well as revenues per subscriber. Fox News subscribers increased 35% to 63.8 million as compared to 47.4 million subscribers. Cable advertising revenue was driven by higher pricing and improved ratings. Operating loss decreased 40% from the corresponding period of prior year primarily from higher sales from advertising and affiliates due to increased ratings, pricing, and subscriber growth. This was partially offset by higher programming expenses associated with the presidential election coverage on the channel.

Equity losses of affiliates. For the nine months ended March 31, 2001, Equity losses of affiliates increased by $34 million to $69 million.

The Company's share of Fox Sports Networks' domestic equity affiliates' net losses increased from $16 million to $21 million during the nine months ended March 31, 2001. RPP experienced higher affiliate revenues across all RSNs from increased subscribers and rate charges, which was partially offset by losses at the Metro Channels. CTV Sports Net

PAGE>

experienced higher affiliate and advertising revenues. NSP had decreased revenues due to the soft advertising market and higher programming and production expenses, which were partially offset by higher affiliate revenue due to increased subscribers at the Speedvision and Outdoor Life channels.

For the nine months ended March 31, 2001, the Company's share of FFW decreased from income of $30 million to losses of $22 million. The decrease in FFW's net income relates to the gain of $61 million recognized during the corresponding period of the prior year in relation to the FKE IPO. FFW had increased production and distribution revenues, increased subscriber revenues at Fox Family Channel and FKE and increased merchandising and Digimon toy revenues. Higher programming costs and higher general and administrative expenses due to the expansion of FKE and new Internet areas more than offset these revenue increases.

The nine months ended March 31, 2001 included $13 million of equity losses related to the January 2001 domestic launch of The National Geographic Channel.

The Company's share of Fox Sports International's net losses decreased $6 million to $15 million for the first nine months of fiscal 2001. Higher affiliate revenues at Fox Sports World due to increased subscribers and increased revenue and lower programming costs at LMC International were partially offset by start up losses at Fox Sports Eastern Europe.

Interest expense, net. Net interest expense increased $53 million as compared to prior year quarter. This increase relates to the higher intercompany balances with affiliates as a result of cash advances and external balances associated with film production financing.

Other income (expense). In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, The News Corporation Limited ("News Corporation") and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, which has been determined by independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $155 million at March 31, 2001, with a market value of approximately $196 million. Such deferred revenue will be recognized over the ten-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

In February 2001, FSN sold its approximate 34% limited partnership interest in Home Team Sports to Comcast, in exchange for Comcast entering into new or amended cable carriage arrangements related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

Income tax expense on a stand-alone basis. Income tax expense for the nine months ended March 31, 2001 decreased to $66 million from $123 million in the corresponding period of the preceding year. The effective tax rate for the period increased to 67% compared to 44% in the corresponding period of the preceding year. The increase in the effective rate resulted from the relationship of nondeductible items, the amount of which did not change significantly from the corresponding period in the prior year, to lower pre-tax income in the nine months ended March 31, 2001.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

Net cash flows provided by operating activities during the nine months ended March 31, 2001 were $60 million as compared to cash used of $262 million in the corresponding period of the preceding fiscal year. The increase in cash provided was primarily due to a lower investment in working capital and increased cash distributions from equity affiliates as compared to the corresponding period of the prior year.

Net cash flows used in investing activities were $487 million and $400 million during the nine months ended March 31, 2001 and 2000, respectively. The current year included the acquisition of Midwest Sports Channel and New Millennium Investors, LLC ("New Millennium"), investments in Regency Television, NSP, THN and launch support payments by Fox News and FX.

Net cash flows provided by financing activities were $359 million and $674 million during the nine months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by financing activities is primarily attributable to lower Advances from affiliates, net used to fund operating and investing activities.

Guarantees

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During the nine months ended March 31, 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments at March 31, 2001 and June 30, 2000 was approximately $9.4 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2001 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations.

New Millennium

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

On March 30, 2001, the Company's film distribution arrangement with New Millennium expired. The Company acquired the outstanding equity of New Millennium and repaid all of New Millennium's existing debt, resulting in the acquisition of Filmed entertainment costs of $650 million and elimination of Participations, residuals and royalties payable of $117 million.

Concurrently, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, will fund the production costs of all eligible films, as defined, to be produced by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004. NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued $752 million of a preferred limited liability membership interest (the "Preferred Interest"), which is presented on the unaudited consolidated condensed balance sheet as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

Fox Sports International

The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of Fox Sports International. In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50% of FSN, Liberty has an option to cause News Corporation to acquire and News Corporation has the option to cause Liberty/TINTA to sell the 50% interest in Fox Sports International held by Liberty/TINTA in exchange for an aggregate 3,633,866 American Depositary Receipts ("ADRs") representing 14,535,464 preferred shares. Such options may be exercised at any time during the 60 days following July 15, 2001. If such options are exercised, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A common stock.

Chris-Craft

In August 2000, News Corporation announced its intention to acquire Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. (collectively, "Chris-Craft"). Chris-Craft owns a group of ten television stations in the United States. News Corporation will pay approximately $2.13 billion in cash and approximately 73 million ADRs, representing 292 million News Corporation preferred limited voting ordinary shares. As part of the acquisition, News Corporation will transfer the assets, excluding approximately $1.7 billion in cash, to the Company, which will own the assets and manage the day-to-day operations of the acquired stations, in exchange for the issuance to News Corporation of approximately 122.2 million shares of the Company's Class A common stock, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. Also at the effective time of the acquisition, the Company will assign the licenses issued by the Federal Communications Commission ("FCC") for the acquired stations to its indirect subsidiary, Fox Television Stations, Inc., which will become the licensee and control the operations of the acquired stations. On April 24, 2001, the stockholders of Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc. approved and adopted the applicable Merger Agreement which each party entered into with News Corporation, News Publishing Australia Limited and Fox Television Holdings, Inc. The mergers remain subject to approval by the FCC, where the transaction is currently under review.

FFW

In December 2000, Haim Saban, Chairman and Chief Executive Officer of FFW, exercised his right to put his 49.5% interest in FFW (the "Saban Interest") to the Company. In January 2001, the Company exercised its right to call the Saban Interest. The purchase price for the sale of the Saban Interest is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by a valuation procedure using investment bankers.

Other

In February 2001, FSN, a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among FSN, Viacom, Inc. ("Viacom") and Comcast Corporation ("Comcast") and a Purchase Agreement between Viacom and Comcast for approximately $35 million. The excess of the net purchase price over the net assets acquired, of approximately $30 million is reflected within Intangible assets, net on the unaudited consolidated condensed balance sheet and will be amortized over a useful life of 40 years.

In February 2001, FSN sold its approximate 34% limited partnership interest in Home Team Sports to Comcast, in exchange for Comcast entering into new or amended cable carriage arrangements related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million, which is reflected within Other income (expense) in the unaudited consolidated condensed statement of operations.

The motion pictures and television programs produced by the Company, and the other major U.S. studios, generally employ actors, writers and directors who are members of the Screen Actors Guild ("SAG"), Writers Guild of America ("WGA") and Directors Guild of America ("DGA"), pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with WGA expired on May 1, 2001 and the collective bargaining agreement with SAG is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway, and a tentative agreement was recently reached with the WGA. The unexpected failure of the WGA membership to ratify the agreement or the inability to conclude a new SAG agreement would leave strikes by WGA and/or SAG as a possibility in calendar year 2001. The DGA collective bargaining agreement expires in mid-2002. A strike by one or more of the unions that provide personnel essential to the production of motion pictures and television programs could delay or halt the Company's ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in the Company's release of new motion pictures and broadcast of new television programs and thereby could adversely affect the Company's results of operations and earnings per share.

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

           Not Applicable

Item 5.    Other Information.

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (i) Current Report on Form 8-K of the registrant filed January 4, 2001 relating to the announcement made by Haim Saban, Chairman and Chief Executive Officer of Fox Family Worldwide Inc., that he has exercised his contractual right to require Fox Broadcasting Company, a subsidiary of the Company, to buy his 49.5% stake in Fox Family Worldwide.

           (ii) Current Report on Form 8-K of the registrant filed January 9, 2001 relating to an agreement among The News Corporation Limited, the Company, and WebMD Corporation, to revise their comprehensive strategic partnership through a series of related transactions.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001                 FOX ENTERTAINMENT GROUP, INC.

                                         By:  /s/ David F. DeVoe
                                              ----------------------
                                              Name: David F. DeVoe
                                              Title: Chief Financial Officer