Form 10-K
period 2001-06-30
FOX ENTERTAINMENT GROUP INC
filed 2001-09-28
CIK 1068002

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  __________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2001

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of September 24, 2001, the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) was $2,315,040,000.

     As of September 24, 2001, 298,804,106 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Fox Entertainment Group, Inc.'s Notice of 2001 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

     In November 1998, the Company sold 124,800,000 shares of its Class A Common Stock in an initial public offering. The News Corporation Limited ("News Corporation") is the beneficial owner of 174,004,106 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represent approximately 85.25% of the equity and 97.84% of the voting power of the Company.

     The address of the Company's principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and the telephone number is
(212) 852-7111. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2001, the Company had approximately 11,700 full-time and part-time employees.

Special Note Regarding Forward-Looking Statements

     This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement Form S-1 (SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the audited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Business

Filmed Entertainment

     The Company engages in feature film and television production and distribution principally through the following businesses: Fox Filmed Entertainment ("FFE"), a leading producer and distributor of feature films; Twentieth Century Fox Television ("TCFTV"), a producer of network television programming; and Fox Television Studios ("FtvS"), a leading producer of U.S. broadcast and cable and international programming.

     Fox Filmed Entertainment

     One of the world's largest producers and distributors of motion pictures, FFE produces, finances, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 1999, 2000 and 2001, FFE placed 22, 20 and 20 films, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Successful motion pictures produced and/or distributed by FFE since the beginning of fiscal 1999 include There's Something About Mary, Entrapment, Never Been Kissed, Star Wars Episode I: The Phantom Menace, The Beach, Big Momma's House, Me, Myself & Irene, X-Men, Cast Away (together with DreamWorks SKG), Moulin Rouge and Dr. Dolittle 2. The Company currently plans to release approximately 27 films in fiscal 2002, including Minority Report (together with DreamWorks SKG), Star Wars Episode II, Unfaithful, Planet of the Apes and Ice Age.

     In addition, pursuant to an agreement that became effective at the end of May 1998 with Monarchy Enterprises Holdings B.V. ("MEH"), the parent company of Regency Entertainment (USA), Inc. ("New Regency"), FFE will distribute certain New Regency films and all films co-financed by the Company and New Regency produced over a 15-year term in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. The Company expects to release approximately seven New Regency films during fiscal 2002. In connection with this distribution arrangement, the Company acquired a 20% interest in MEH. The parties also agreed to enter into certain motion picture financing arrangements and formed Regency Television, a 50/50 joint venture to produce television programming through a partnership with FtvS.

     Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. On March 30, 2001, the Company's film distribution arrangement with an independent third party, New Millennium Investors, LLC ("New Millennium"), expired. The Company acquired the outstanding equity of New Millennium and repaid all of New Millennium's existing debt. Concurrently, the Company entered into a new series of film rights agreements whereby a subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights will fund the production costs of some films to be produced by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004. NM2 issued to a third party a $752 million preferred limited liability membership interest which has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each film it funds.

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

     Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of videocassettes and DVDs. In fiscal 2001, the domestic home entertainment division released or re-released over 100 produced and acquired titles, including approximately 70 titles in DVD format. In International markets, the Company distributes produced and acquired titles both directly and through foreign distribution channels, with approximately 400 releases in fiscal 2001, including 30 new FFE releases, nearly 200 catalog titles and approximately 100 television and non-theatrical releases. In addition, the Company has an agreement with Metro-Goldwyn-Mayer ("MGM") to distribute its video product in most International markets in return for certain fees. The Company released over 200 MGM Home Entertainment theatrical, catalog and television programs internationally in fiscal 2001.

     Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third parties and certain affiliated subscription pay television services and pay-per-view services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view arrangements generally provide for a minimum number of scheduled exhibitions of the program during a fixed term, for a license fee based on a percentage of the licensee's gross receipts from the pay-per-view exhibition of the program and, in some cases, a guaranteed minimum fee. Among third-party license agreements that units of FFE have in place in the United States for subscription pay television exhibition of its motion pictures are exclusive agreements with Home Box Office ("HBO"), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with Encore and American Movie Classics. Units of FFE also license motion pictures in the United States to direct broadcast satellite ("DBS") pay-per-view services operated by DIRECTV, Inc. and EchoStar Communications Corporation, as well as cable pay-per-view services such as In Demand. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services as well as to programming services operated by various affiliated entities.

     Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company ("FOX"), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a stated period of time in exchange for a specified license fee.

     Twentieth Century Fox Television

     During the past three fiscal years, TCFTV produced television programs for the Fox, ABC, CBS, NBC as well as WB broadcast television networks and the USA cable network. TCFTV currently produces or has orders to produce episodes of the following network television series: Bob Patterson, Dharma & Greg and The Practice for ABC, The Education of Max Bickford (a co-production with FtvS), Judging Amy and Yes, Dear (each co-produced with CBS Worldwide, Inc.) for CBS; 24, Ally McBeal, The Bernie Mac Show (a co-production with FtvS), Boston Public, Dark Angel, Emma Brody, Family Guy, Greg the Bunny, Futurama, King of the Hill, The Simpsons, Titus and The X-Files for Fox; Inside Schwartz (a co-production with NBC Studios) and U.C.: Undercover (a co-production with FtvS and NBC Studios) for NBC; Buffy the Vampire Slayer and Roswell (a co-production with
FtvS) for UPN; and Angel and Reba for the WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV.

     Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Successful network television series are licensed (i) for first-run exhibition in Canadian and International markets, (ii) for off-network exhibition in the United States (including in syndication or to cable programmers) and (iii) for syndication in International markets. Such additional licensing is often critical to the financial success of a series since the license fee paid by a network generally does not fully recover production costs. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series' audience ratings.

     Fox Television Studios

     FtvS was established to create television and video content complementary to TCFTV's activities. It is organized as a group of smaller, entrepreneurial production "pods" that share common executive, management and production infrastructure. In addition to U.S. prime time network series, FtvS also produces programming in a wide variety of genres for a variety of domestic and international programming services. FtvS is grouped into six basic lines of business: (i) network primetime programming through Regency Television and The Greenblatt Janollari Studio, (ii) "alternative," cable and low-cost entertainment programming through FtvS Productions, (iii) movies and mini-series through Fox TV Pictures, (iv) non-fiction programming through Foxstar and Natural History New Zealand; (v) localized programming for international broadcasters through Fox World Productions; and (vi) digital, interactive media through the Fox Foundry. FtvS produces or has orders to produce a variety of network and cable series, including Malcolm in the Middle and The Bernie Mac Show (a co-production with TCFTV) for FOX; Son of the Beach for FX; The Education of Max Bickford (a co-production with TCFTV and CBS Productions) for CBS; U.C.: Undercover, a co-production with TCFTV and NBC Studios) for NBC; and The Hughleys and Roswell (a co-production with TCFTV) for UPN, as well as television movies, mini-series, specials, game and talk shows and non-fictional programming for networks including The National Geographic Channel, USA Network, A&E, Discovery Channel, American Movie Classics, The Learning Channel, Animal Planet and Sky One (U.K.).

     Motion Picture and Television Libraries

     The Company's motion picture and television library (the "Fox Library") consists of varying rights to over 2,500 previously released films, of which approximately 300 have been released since 1980, and many well-known television series. The motion pictures in the Fox Library include many successful, well-known and well-loved titles, such as The Sound of Music and Miracle on 34th Street, and seven of the top 12 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars Episode I: The Phantom Menace, Independence Day, Star Wars, Return of the Jedi, The Empire Strikes Back and Home Alone. The Company earns significant revenues through the licensing of titles in the Fox Library in many media, including television and home entertainment formats, and through licensing and merchandising of films and characters in films.

     In addition, the Fox Library contains varying rights to certain television series and made-for-television motion pictures. The television library contains such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D. and Daniel Boone and such recent hits as The Simpsons, The X-Files, NYPD Blue, Ally McBeal, The Practice, King of the Hill, Buffy the Vampire Slayer, Dharma & Greg and Judging Amy (together with CBS Worldwide, Inc.).

     Licensing and Merchandising

     Through its licensing and merchandising division, the Company exploits its motion picture and television properties and characters by entering into licensing agreements for merchandising, literary publishing and commercial tie-ins. Television series and films which have experienced success throughout the world in licensing and merchandising include The Simpsons, The X-Files, Buffy the Vampire Slayer, Dark Angel, the Alien series of motion pictures, Titanic and Planet of the Apes.

     Fox Interactive

     Fox Interactive produces entertainment computer software and video game titles. Fox Interactive leverages the name recognition and popularity of Fox Library films and television series such as The Simpsons, Buffy the Vampire Slayer, Die Hard, The X-Files and the Alien and Predator series of motion pictures through its line of interactive games.

     Fox Music and Music Publishing

     Fox Music produces and licenses for distribution through third parties soundtracks of the Company's film and television productions. The Company's successful film and television soundtracks include Moulin Rouge, Titanic, Waiting to Exhale, Romeo + Juliet, Hope Floats, Ally McBeal, The X-Files, Dr. Dolittle and Buffy the Vampire Slayer. In addition, Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company's film and television programming. Fox Music Publishing licenses these rights to third parties for many uses in different media.

Television Stations

     During fiscal 2001, Fox Television Stations owned and operated 23 full power stations located in nine of the top 10 largest designated market areas ("DMAs"). As a result of the acquisition of Chris-Craft Industries, Inc. and its subsidiaries (together, "Chris-Craft") and the proposed transactions with each of Viacom, Inc. ("Viacom") and Clear Channel Communications Inc. ("Clear Channel") which are described below, Fox Television Stations will own and operate 34 full power stations, including two stations in each of New York and Los Angeles, the first and second largest DMAs, respectively.

     On July 31, 2001, News Corporation completed its acquisitions of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., for $2.03 billion in cash and the issuance of 68,854,209 preferred American Depositary Receipts ("ADRs") (representing 275,416,836 News Corporation preferred shares). As part of this acquisition, News Corporation transferred all of the assets and liabilities of Chris-Craft , except for cash and certain non-television related assets and liabilities, to the Company in exchange for 122,244,272 shares of its Class A common stock. As a result of this transaction, News Corporation's indirect equity interest in the Company increased from 82.76% to 85.25%. Simultaneously with the receipt of these assets and liabilities, the Company transferred title to the Federal Communications Commission ("FCC") licenses of the 10 newly-acquired television stations to Fox Television Stations.

     Eight of the 10 television stations acquired in the Chris-Craft transactions are party to an affiliation agreement with UPN until August 31, 2002. The term of the affiliation agreement may be extended for each of the stations through the end of the 2004-2005 broadcast season at the option of the stations. UPN provides approximately 23 hours of programming a week, including two hour prime time programming blocks five nights a week, to its affiliates. The other two television stations acquired in the Chris-Craft transaction are affiliates of other television networks and subject to the Asset Exchange Agreements described below. All other stations owned by Fox Television Stations are affiliates of FOX. For a description of FOX programming, see "-Television Broadcast Network."

     The following table lists certain information as of August 2001 about each Fox Television Station, including the stations acquired from Chris-Craft. Unless otherwise noted, all stations are primary affiliates of FOX.

                                                                                         PERCENTAGE OF U.S. TELEVISION
          DMA/RANK                       STATION                  CHANNEL/TYPE              HOUSEHOLDS REACHED (1)
          --------                       -------                  ------------              ----------------------
New York, NY                1            WNYW                     5       VHF                           6.9%
                                         WWOR* (2)                9       VHF
Los Angeles, CA             2            KTTV                    11       VHF                           5.0%
                                         KCOP* (2)               13       VHF
Chicago, IL                 3            WFLD                    32       UHF                           3.2%
Philadelphia, PA            4            WTXF                    29       UHF                           2.7%
San Francisco, CA           5            KBHK** (2)              44       VHF                           2.3%
Boston, MA                  6            WFXT                    25       UHF                           2.2%
Dallas, TX                  7            KDFW                     4       VHF                           2.0%
                                         KDFI (3)                27       UHF                           N/A
Washington, DC              8            WTTG                     5       VHF                           2.0%
Atlanta, GA                 9            WAGA                     2       VHF                           1.9%
Detroit, MI                10            WJBK                     5       VHF                           1.8%
Houston, TX                11            KRIV                    26       UHF                           1.7%
Minneapolis, MN            13            KMSP* (2)                9       VHF                           1.5%
Tampa, FL                  14            WTVT                    13       VHF                           1.5%
Phoenix, AZ                16            KUTP* (2)               45       VHF                           1.5%
                                         KSAZ                    10       VHF
Cleveland, OH              17            WJW                      8       VHF                           1.4%
Denver, CO (4)             18            KDVR                    31       UHF                           1.3%
Orlando, FL                20            WRBW* (2)               65       VHF                           1.1%
St. Louis, MO              22            KTVI                     2       VHF                           1.1%
Portland, OR               23            KPTV* (2)               12       VHF                           1.0%
Baltimore, MD              24            WUTB* (2)               24       VHF                           1.0%
Kansas City, MO            31            WDAF                     4       VHF                           0.8%
Milwaukee, WI              33            WITI                     6       VHF                           0.8%
Salt Lake City, UT         35            KTVX** (5)               4       VHF                           0.7%
                                         KSTU                    13       VHF
San Antonio, TX            37            KMOL** (6)               4       VHF                           0.7%
Birmingham, AL             39            WBRC                     6       VHF                           0.6%
Memphis, TN                41            WHBQ                    13       VHF                           0.6%
Greensboro, NC             44            WGHP                     8       VHF                           0.6%
Austin, TX(7)              54            KTBC                     7       VHF                           0.5%

Total:                                                                                                 48.4%

Source: Nielsen Media Research, September 2001

*  Station acquired in Chris-Craft transactions.
** Station acquired in Chris-Craft transactions and subject to an Asset Exchange
   Agreement as described below.
(1) VHF stations transmit on Channels 2 through 13 and UHF stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF stations. To address this disparity, the FCC ownership rule applies a UHF discount (the "UHF Discount") which attributes only 50% of the television households in a local television market to the audience reach of a UHF station for purposes of calculating whether that station's owner complies with the 35% national audience reach cap imposed by FCC regulations. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. See "--Regulation."
(2)      UPN affiliate.
(3)      Secondary FOX affiliate, carrying the Fox Kids Network.
(4) The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.
(5)      ABC affiliate.
(6)      NBC affiliate.
(7) The Company also owns and operates K13VC, Channel 13, Austin, TX, a LPTV (low power television) station. K13VC is a secondary FOX affiliate, carrying the Fox Kids Network.

     On August 8, 2001, News Corporation, Fox Television Stations and Viacom entered into an Asset Exchange Agreement pursuant to which Fox Television Stations will exchange television station KBHK (UPN) in San Francisco for two Viacom television stations, WDCA (UPN) in Washington, D.C. and KTXH (UPN) in Houston. On July 31, 2001, News Corporation, Fox Television Stations and Clear Channel entered into an Asset Exchange Agreement pursuant to which Fox Television Stations will exchange two television stations, KTVX (ABC) in Salt Lake City and KMOL (NBC) in San Antonio, for Clear Channel's television station WFTC (FOX) in Minneapolis. These asset exchanges are subject to customary closing conditions and are anticipated to close before the end of the 2001 calendar year.

     Regulatory approval of the Chris-Craft acquisition required that the Company divest the television station KTVX in Salt Lake City. This requirement is being satisfied by the Asset Exchange Agreement with Clear Channel described above. In addition, the FCC required the Company to divest sufficient stations to come into compliance with the FCC's national station ownership cap. To comply with this requirement, Fox Television Stations is required to file with the FCC the license assignment applications necessary to come into compliance with the cap within 12 months of the issuance of a final order in a pending legal challenge to the FCC's national ownership rule. Both the Clear Channel and Viacom transactions will reduce the national audience reach of Fox Television Stations and, therefore, assist the Company in complying with the FCC's national station ownership cap.

     The Fox Television Stations derive substantially all of their revenues from national spot and local advertising. Advertising rates are determined by each Fox Television Station based on market conditions in the area which it serves. In addition to cash sales, the Fox Television Stations enter into customary barter agreements with syndicators, pursuant to which the Fox Television Stations acquire programming and the rights to sell a specified amount of advertising time for use in national spot and local advertising markets in exchange for allowing the syndicator to retain a specified amount of advertising time for sale in the national advertising market in lieu of cash consideration.

Television Broadcast Network

     FOX has 197 affiliated stations, including the full power television stations that are owned by subsidiaries of the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime time programming, one hour of late-night programming on Saturday and one hour of Sunday morning news programming. Through the Fox Kids Network, programmed by Fox Family Worldwide, Inc. ("FFW"), FOX regularly delivers to its affiliates 14 hours of children's daytime programming. FOX's prime time programming features such series as The Simpsons, The X-Files, King of the Hill, Ally McBeal, That 70's Show, Malcolm in the Middle, Titus, Boston Public, Dark Angel and various movies and specials. In addition, a significant component of FOX's programming consists of sports programming, with FOX providing live coverage (including post-season) of the National Football Conference of the National Football League ("NFL") and Major League Baseball ("MLB") and live coverage of the premiere racing series (the Winston Cup and the Busch series) of the National Association of Stock Car Auto Racing ("NASCAR") to its affiliates.

     FOX derives its revenues from sales in the national advertising marketplace of commercial advertising time. FOX's programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2000-2001 broadcast season, FOX ranked second and one share point out of the lead in regularly scheduled prime time programming based on viewership of adults aged 18-49 (NBC had a 4.8 rating and 13 share, FOX had a 4.5 rating and a 12 share, ABC had a 4.4 rating and a 12 share and CBS had a 4.0 rating and 11 share). The median age of the FOX viewer is 34 years, as compared to 45 years for NBC, 47 years for ABC and 51 years for CBS.

     The Company obtains programming for FOX from major television studios and independent television production companies pursuant to license agreements. The terms of such agreements generally provide the Company with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies and licenses made-for-television films from a number of sources. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. In September 2000, the Company entered into a new license with MLB for the 2001-2006 seasons. The Company's current licenses with the NFL and NASCAR extend until the 2005/2006 NFL season and the 2008 NASCAR season.

     FOX provides programming to its television station affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station (the "Fox Affiliates"). Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements generally require FOX's full-time television station affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in affiliation agreements. In 1999, FOX entered into an arrangement with most of its television station affiliates relating to the amount of commercial advertising time in FOX programming that FOX provides to each affiliate for the affiliate to sell to advertisers ("local commercial advertising time"). Under that arrangement, which runs until 2002, the affiliate pays FOX for additional local commercial advertising time.

Other Television Businesses

     The Company is also engaged in television programming, production, distribution and licensing through Twentieth Television. Twentieth Television produces and distributes television programs and distributes feature motion pictures for syndication and on cable television in the United States. Twentieth Television also licenses programming (including feature motion pictures) that it, TCFTV or third parties have produced and which has been previously exhibited on network television. Twentieth Television currently produces and distributes the first-run syndicated programs Divorce Court, Power of Attorney and Texas Justice.

Cable Network Programming

     The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment, family entertainment and movies. The Fox Cable Networks Group includes all of the Company's cable network programming businesses other than the Fox News Channel.

     Fox News Channel ("Fox News")

     Fox News is a 24-hour all news cable channel which is currently available to over 67 million U.S. cable and DBS households.

     Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses news feeds to Fox Affiliates and other subscribers to use as part of local news broadcasts.

     AT&T, through a predecessor company, holds a warrant to purchase a 20% non-voting common equity interest in Fox News (the "Warrant") exercisable until January 2, 2002 (the "Exercise Date"). The Warrant is exercisable at an exercise price of $200 million plus accrued interest from May 1, 1997 through the Exercise Date. As of June 30, 2001, the exercise price was approximately $280 million. On October 1, 2003, if AT&T has exercised the Warrant and subject to certain conditions, AT&T will have the right to put its equity interest in Fox News to the Company in return for, at the Company's sole option, either (a) cash or (b) an equivalent amount in News Corporation preferred shares. The amount of cash or preferred shares will be calculated based on the appropriate fair market value of the 20% equity interest in Fox News determined by mutual agreement of the parties. If the parties are unable to agree upon a price, the price will be determined by valuation procedures using an independent investment banker.

     Fox Sports Networks

     Fox Sports Networks operates two principal business units: (i) sports programming operations and (ii) FX Network, a general entertainment network.

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

     FSN owns an equity interest in, or through Fox Sports Net is affiliated with, 24 RSNs. These RSNs reach approximately 73 million households and, together with FSN, have rights to telecast live games of 72 professional sports teams in the MLB, National Basketball Association ("NBA") and National Hockey League ("NHL") (out of a total of 80 such teams in the United States) and numerous collegiate sports teams. Because of their home team programming, RSNs have strong local appeal in their respective markets, generating high prime time ratings and attractive subscriber fees from cable operators. FSN's strategy is to utilize its RSNs and Fox Sports Net to build a national cable sports network under the Fox brand name.

     FSN owns a 40% interest in Regional Programming Partners ("RPP"), a partnership with Rainbow which owns various interests in RSNs (including two in which FSN owns 50% interests), the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex, and Radio City Music Hall.

     FX Network. Launched in June 1994, FX Networks LLC ("FX") currently reaches approximately 71 million U.S. cable and DBS households. FX is a general entertainment network that combines original programming with acquired television series and feature films. In addition, FX carries sports programming with live coverage of certain NASCAR events and, through the 2001 season, national MLB games airing one night per week. FX's line-up for the Fall 2001 season includes the following syndicated hits from TCFTV: Ally McBeal, The Practice, and Buffy the Vampire Slayer; and original programming, including Son of the Beach, a Howard Stern and FtvS production, and The Toughman World Championship series. FX, which aired three original movies in fiscal 2001, is in production on Sins of the Father, an original movie expected to air in fiscal 2002.

         Fox Cable Network Ventures

         In March 2001, certain investors in the Speedvision Network LLC ("Speedvision") and Outdoor Life Network LLC ("Outdoor Life") programming services exercised their rights to require the Company to purchase all of the interests held by them in Speedvision and Outdoor Life. The aggregate ownership percentage of the investors was approximately 53.44% and 50.23% of Speedvision and Outdoor Life, respectively. On July 25, 2001, the Company paid total consideration of approximately $401 million and $309 million to purchase the investors' interests in Speedvision and Outdoor Life, respectively, which resulted in the Company owning approximately 85.46% of Speedvision and approximately 83.18% of Outdoor Life. The remaining interests in Speedvision and Outdoor Life are owned by Comcast Corporation ("Comcast"). Shortly following the exercise of the Speedvision and Outdoor Life "put" options described above, the Company entered into a Purchase Agreement with Comcast pursuant to which the Company has agreed to sell its entire interest in Outdoor Life to Comcast. Pursuant to the Purchase Agreement, Comcast elected to call the Company's interest in Outdoor Life on August 23, 2001 for approximately $512 million. The transaction is expected to close during the second quarter of fiscal 2002.

         The Speedvision programming service focuses exclusively on the world of racing, including cars, motorcycles, airplanes and boats, and the Outdoor Life programming service provides information and entertainment on nature, the environment and outdoor recreation. Speedvision and Outdoor Life currently reach approximately 43.8 million and 36.7 million U.S. cable and DBS households, respectively.

         Fox Cable Network Ventures owns a 40% interest in an entity that owns and operates the Staples Center, a new sports and entertainment complex in downtown Los Angeles, California. Since October 1999, the Staples Center has been the home of the Los Angeles Kings NHL franchise and the Los Angeles Lakers and the Los Angeles Clippers NBA franchises.

         Fox Sports International

         The Company and Liberty/TINTA LLC, a subsidiary of Liberty Media Corporation ("Liberty/TINTA"), each owns a 50% interest in International Sports Programming Partners ("Fox Sports International"). Fox Sports International holds interests in the following programming services: Fox Sports Latin America (a Spanish language sports network which airs throughout Central and South America), Fox Sports World (a U.S. sports network featuring 24-hour international sports in the English language), Fox Sports World Espanol (a Spanish language sports network featuring international sports which airs in the U.S.) and Fox Sports World-Middle East (an English-language sports network which airs in the Middle East).

         On July 15, 2001, Liberty exercised its right, under a pre-existing option, to cause Liberty/TINTA to sell its 50% interest in Fox Sports International to News Corporation in exchange for 3,633,866 ADRs of News Corporation (representing 14,535,464 preferred shares), subject to adjustment for dividends paid since July 1999. Under the terms of this transaction, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A common stock. The transaction is expected to close in the second quarter of fiscal 2002.

         Fox Family Worldwide

         FFW is owned 49.5% by the Company and 49.5% by Haim Saban and certain limited partnerships controlled by Mr. Saban.

         In December 2000, Haim Saban, Chairman and Chief Executive Officer of FFW, exercised his right to require FOX to purchase all of the Class B common stock of FFW held by Mr. Saban, other former stockholders of Saban Entertainment, Inc. and their transferees (the "Saban Interest"). In January 2001, a subsidiary of FOX exercised its option to purchase the Saban Interest. In July 2001, the Company, Haim Saban and the other stockholders of FFW and subordinated debtholders reached a definitive agreement to sell FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.3 billion (including the assumption of certain debt). FOX has entered into an arm's-length programming arrangement with Disney to allow the continued broadcast for the 2001-2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network following closing of the FFW sale to Disney. This transaction is expected to close during the second quarter of fiscal 2002.

         FFW is an integrated family and children's entertainment company that develops, acquires, produces, broadcasts and distributes live-action and animated family and children's television programming on a global basis. FFW's principal operations are comprised of (i) the Fox Family Channel; (ii) the Fox Kids Network; and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America ("FKLA").

         The Fox Family Channel is a basic cable network that currently provides family oriented programming reaching approximately 96% of all U.S. cable and DBS households. The Fox Family Channel maintains a family image and general entertainment format with a schedule, look, marketing campaign and on-air packaging designed to appeal to the adult 18-49 and 25-54 demographics during prime time and evenings and to children and tweens (early adolescents, approximately ages 9-14) during the day. From 6 p.m. to 11 p.m. and from midnight to 1 a.m., the Fox Family Channel telecasts programming intended to appeal to adults ages 18-49 and 25-54 and carries advertising sold on the basis of adult demographics. The channel's prime time strategy is to deliver adults ages 18-49 and 25-54 a balanced mix of off-network series (such as 7/th/ Heaven, Freaks and Geeks, Step by Step and Providence), movies, specials and original programming (such as the Fox Family original dramedy State of Grace), all of which is suitable for family viewing. From 7 a.m. to 6 p.m., the Fox Family Channel telecasts programming targeted principally to children and tweens.

         The Fox Kids Network, one of the leading U.S. children's broadcasting television networks, broadcasts 14 hours of children's programming each week to 97% of
U.S. television households.

         FFW, through its subsidiaries, creates, produces and acquires animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Mighty Morphin Power Rangers, Digimon and NASCAR Racers, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. FFW produced, financed or co-financed approximately 370 episodes of children's television programming for the year ended June 30, 2001 and had approximately 380 episodes in production on June 30, 2001. FFW currently distributes its children's programming in more than 400 terrestrial, cable and satellite channels in over 100 countries around the world.

         FKE owns the broadcast, distribution and home video rights to children's television series and specials and all merchandising and internet rights to children's programming and properties held by FFW for the territories of Europe (including Central and Eastern Europe), the Middle East (except Israel) and certain Caribbean and French speaking African and South Pacific territories. FKE has operations in many countries in Europe and currently is broadcasting 11children's channel feeds in 16 different languages via cable and satellite transmission to 54 countries, reaching approximately 24.9 million households. In addition, FKE has a network of 17 fully-localized online web sites.

         FKLA was launched in November 1996 and currently reaches approximately
9.6 million households in 19 countries in two different languages.

         National Geographic Channels

         The Company, NBC and National Geographic Television ("NGT") each own approximately 50%, 25% and 25% interests, respectively, in NGC Network International, LLC ("NGCI"), which produces the National Geographic Channel for distribution in various international markets, including certain countries in Europe, Asia and Latin America. In January 2001, the Company and NGT launched the National Geographic Channel in the United States. The National Geographic Channel currently reaches approximately 15 U.S. cable and DBS households. The Company holds a 66.67% interest in NGC Network US, LLC, the producer of the U.S. channel, with NGT holding the remainder. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture.

         The National Geographic Channel is currently shown in approximately 133 countries internationally, as well as the United States. National Geographic programming is provided in Australia, certain countries in Europe and Scandinavia by a partnership in which British Sky Broadcasting Limited, NBC and NGT are currently partners.

         The Golf Channel

         In June 2001, the Company sold its approximately 31% interest in TGC, Inc., which owns and operates The Golf Channel, to Comcast, for total consideration of approximately $375 million. The Golf Channel broadcasts studio shows and has rights to broadcast certain Professional Golfers' Association ("PGA") tournaments and other European PGA, Australian PGA, LPGA and Nike Tour events.

         WebMD/The Health Network

         In January 2000, the Company completed a series of integrated transactions with Healtheon\WebMD Corporation ("WebMD") to exchange, among other things, media services and its interest in The Health Network ("THN"), a health-focused cable network, for a preferred stock interest in WebMD. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transactions, which resulted in the Company agreeing to exchange its entire preferred stock investment to WebMD in exchange for, among other things, WebMD's interest in THN. The Company will continue to provide domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over four years. In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from closing, and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003.

         Fox Movie Channel

         Launched in November 1994 and currently reaching approximately 12 million U.S. cable and DBS households, Fox Movie Channel ("FMC"), which is wholly-owned by the Company, is Hollywood's first and only studio-based movie network. FMC showcases commercial-free contemporary hits and classics from the Fox Library.

         Los Angeles Dodgers

         The Company owns and operates the Los Angeles Dodgers MLB franchise (the "Dodgers") along with Dodger Stadium and other related real estate including Dodgertown, the home of the Dodgers' spring training facilities in Vero Beach, Florida. The Company acquired its interest in the Los Angeles Dodgers, Inc. in April 1998. The Dodgers are currently in their 111th year in the National League and in each of the last five seasons have achieved attendance of over three million fans at Dodger Stadium.

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

Sports Programming
------------------

         A number of basic and pay television programming services (such as ESPN) as well as free over-the-air stations and broadcast networks provide programming that targets the Fox Sports RSNs' audience. FSN is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN's primary competitor is ESPN, and to a lesser extent, ESPN2. In addition, ESPNews and CNNSI each offers 24 hour sports news formats which compete directly with the National Sports Report. In regional markets, the Company's RSNs compete with other regional sports networks, including those operated by team owners and other sports programming providers and distributors.

         In addition, the Fox Sports RSNs and Fox Sports Net compete, to varying degrees, for sports programming rights. The Fox Sports RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks and the owners of distribution outlets such as cable television systems. Fox Sport Net competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television "superstations," which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams' games on their systems. The owners of teams may also launch their own regional sports network and contract with cable television systems for carriage. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and thereby limiting the professional sports rights available for acquisition by the Company's RSNs.

FX
--

         A number of basic and pay television programming services (such as USA Network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX. FX faces competition in the acquisition of distribution rights to programming.

Fox Family Worldwide
--------------------

         FFW competes, through the Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as Cartoon Network, Kids WB, the Disney Channel and Nickelodeon for market acceptance of its programming and for viewership ratings and advertising revenues. To the extent that FFW produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, FFW competes with a large number of U.S. based and international distributors of children's programming, including Disney, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

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

        In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television ("DTV") service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 34 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Twenty-three of the Fox Television Stations have launched digital facilities. The FCC will require completion of digital facilities in the remaining 11 Fox Television Stations by May 1, 2002. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of "high definition" digital programming or to "multicast" several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company's broadcast business with respect to other broadcasters and video program providers.

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act further provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of such license. In 1995, the FCC acknowledged that News Corporation owns the vast preponderance of equity of the corporate parent of the Fox Television Stations. The FCC also concluded that Mr.
K. Rupert Murdoch, Chairman and Chief Executive of News Corporation, a U.S. citizen, controls the corporate licensee and thus found the level of alien equity to be consistent with the public interest. Mr. Murdoch has 76% voting control of Fox Television Holdings, Inc., the corporate parent of the Fox Television Stations, and News Corporation will continue to hold indirectly stock representing the majority of equity of the corporate licensee. The Restated Certificate of Incorporation of Fox Television Holdings, Inc. provides that the voting capital stock of the company shall only be owned by persons who are citizens of, or incorporated entities formed in, the United States, or would not otherwise disqualify such company or any subsidiary of such company from being issued a television broadcast license by the FCC.

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

         The FCC relaxed the Local Restriction to (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; (ii) permit common ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain after the stations which had been independently owned become commonly owned (which is referred to by the FCC as a "merger"), and one of the stations is not among the top four-ranked stations in the market, based on audience share. The remaining Local Restriction can be waived if one of the stations is "failed" or "failing," or where the merger would result in the construction and operation of an "unbuilt" station. The FCC also relaxed its radio-television cross-ownership rule to permit some degree of same-market radio and television joint ownership. These changes in the FCC ownership restrictions permitted Fox Television Stations to acquire second television stations in New York, Los Angeles and Phoenix.

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

        The FCC has adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation which began July 1, 1999. On July 21, 2000, the FCC adopted a rule requiring broadcasters and multichannel video programming distributors ("MVPDs") to supply "video descriptions" of their programming. Video descriptions, which are transmitted on a separate audio channel and are accessible through a decoding device attached to TV sets, are narrative descriptions of a program's visual aspects and are intended for the visually impaired. The FCC's rules require stations located in the top 25 DMAs and affiliated with one of the major television networks, including Fox, to provide video descriptions for at least 50 hours of prime time and/or children's programming per calendar quarter commencing April 1, 2002. The rules also require MVPDs with 50,000 or more subscribers to provide 50 hours per calendar quarter of prime time and/or children's programming with video descriptions on each of the top five national non-broadcast networks they carry commencing April 1, 2002.

        FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to
(i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The constitutionality of the analog must carry provisions was upheld by the U.S. Supreme Court. The FCC has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television systems on cable systems, including carriage during the period of transition from analog to digital signals. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") requires satellite carriers, by January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the statutory copyright license provided by SHVIA. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or to negotiate carriage terms.

        Federal legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must have, as a "significant purpose," the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license. The FCC has indicated its intent to enforce its children's television rules strictly.

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

Cable Network Programming

         FCC regulations adopted pursuant to the 1992 Cable Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty's ownership interest in News Corporation, the Fox Family Channel, cable networksoperated by the Fox Cable Networks Group and Fox News Channel are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multi-channel multi-point distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and direct-to-home operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which a Cablevision cable system with 75 channels or less will not be able to carry an RPP channel or will have to remove another affiliated channel.

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

         The Children's Online Privacy Protection Act of 1998 ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. Online services provided by the Company may be subject to COPPA requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults.

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

      The Company owns Dodger Stadium, which is situated on approximately 275 acres in Los Angeles. The Company completed a sale-leaseback transaction in September 2001 with civic authorities and private developers for Dodgertown, the Dodger's spring training facility, which is located on 467 acres in Vero Beach, Florida. The Company will retain the use of the facility as the Dodgers spring training facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                        Executive Officers of the Company

         Set forth below is certain information concerning the executive officers of the Company as of September 28, 2001, which information is hereby included in Part I of this report.


The Executive Officers of the Company are as follows:

       Name                        Age                               Position
       ----                        ---                               --------
K. Rupert Murdoch                   70                Chairman and Chief Executive Officer
Peter Chernin                       50                President, Chief Operating Officer
David F. DeVoe                      54                Senior Executive Vice President, Chief Financial Officer
Arthur M. Siskind                   62                Senior Executive Vice President, General Counsel

         All of the Executive Officers of the Company are also executive officers of News Corporation. As executive officers of News Corporation, the Executive Officers of the Company continue to render services to News Corporation.

         The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

       Name                        Age                               Position
       ----                        ---                               --------
James N. Gianopulos                 49                Chairman of Fox Filmed Entertainment
David Hill                          55                Chairman and Chief Executive Officer of Fox
                                                               Sports Television Group
Thomas E. Rothman                   46                Chairman of Fox Filmed Entertainment
Mitchell Stern                      47                Chairman and Chief Executive Officer of Fox
                                                               Television Stations

Backgrounds of Executive Officers and Senior Executives
-------------------------------------------------------

         K. Rupert Murdoch has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation's principal subsidiary in Australia, since 1953, a Director of News International plc, News Corporation's principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corporation's principal subsidiary in the United States ("NAI"), since 1973. Mr. Murdoch has served as a Director of STAR since 1993 and as Chairman from 1993 to 1998, as a Director of British Sky Broadcasting Group plc ("BSkyB") since 1990 and Chairman since June 1999 and as a Director of FFW since 1996. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc. and China Netcom Corporation (Hong Kong) Limited.

         Peter Chernin has been a Director and President and Chief Operating Officer of the Company since 1998. Mr. Chernin has been a Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth

Century Fox Film Corporation from 1992 until 1994 and President of FOX from 1989 until 1992. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 until July 2000 and has been a Director of Sky Global Networks, Inc. ("SGN") since June 2001. Mr. Chernin has served on the Advisory Board of PUMA AG since 1999, and as a Director of E*TRADE Group, Inc. since 1999.

     David F. DeVoe has been a Director of the Company since 1991 and Senior Executive Vice President and Chief Financial Officer of the Company since 1998. Mr. DeVoe has been a Director, Chief Financial Officer and Finance Director of News Corporation since 1990 and Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe was an Executive Vice President of News Corporation from 1990 until 1996. Mr. DeVoe has been a Director of NAI since 1991 and a Senior Executive Vice President since January 1998. Mr. DeVoe served as Executive Vice President of NAI from 1991 to 1998. Mr. DeVoe has been a Director of SGN since June 2001, NDS Group plc since 1996, STAR since 1993 and BSkyB since 1994.

     Arthur M. Siskind has been a Director and Senior Executive Vice President and General Counsel of the Company since 1998. Mr. Siskind has been a Director and Group General Counsel of News Corporation since 1991 and a Senior Executive Vice President of News Corporation since 1996. Mr. Siskind served as Executive Vice President of News Corporation from 1991 until 1996. Mr. Siskind has been a Director of NAI since 1991 and a Senior Executive Vice President since 1998. Mr. Siskind served as an Executive Vice President of NAI from 1991 to 1998. Mr. Siskind has been a Director of SGN since June 2001, NDS Group plc since 1996, STAR since 1993 and BSkyB since 1992. Mr. Siskind has been a member of the Bar of the State of New York since 1962.

     James N. Gianopulos has been Chairman of FFE since July 2000. He shares the position with Thomas E. Rothman. Mr. Gianopulos was President of Twentieth Century Fox International from 1994 until July 2000 overseeing both the Theatrical and the Home Entertainment units. Mr. Gianopulos was President of International and Pay Television for Twentieth Century Fox from 1992 to 1994. Mr. Gianopulos serves on the boards of the USC Entertainment Technology Committee and KCRW for National Public Radio.

     David Hill has served as Chairman and Chief Executive Officer of Fox Sports Television Group since 1999. Mr. Hill served as Chairman and Chief Executive Officer of FOX from 1997 until 1999 and served as President of Fox Sports, a division of Fox Television, from 1993 to 1999. From 1996 until 1997, Mr. Hill has served as Chief Operating Officer of Fox Television. In addition, Mr. Hill has served as Chairman of Fox Sports Networks since 1996. From 1996 through 1997, Mr. Hill also served as the Chief Executive Officer of Fox Sports Networks.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "FOX". As of September 24, 2001, there were approximately 838 holders of record of the Company's Class A Common Stock.

      The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company's Class A Common Stock.

   Fiscal 2000                                      High            Low
   -----------                                      ----            ---
   First Quarter                                    $ 26.19         $ 21.13
   Second Quarter                                   $ 26.19         $ 20.44
   Third Quarter                                    $ 29.81         $ 22.25
   Fourth Quarter                                   $ 33.31         $ 23.44

   Fiscal 2001                                      High            Low
   -----------                                      ----            ---
   First Quarter                                    $ 34.00         $ 25.88
   Second Quarter                                   $ 25.25         $ 15.81
   Third Quarter                                    $ 24.15         $ 17.88
   Fourth Quarter                                   $ 29.28         $ 19.20

   Fiscal 2002                                      High            Low
   -----------                                      ----            ---
   First Quarter (through September 24, 2001)       $ 27.95         $ 18.26

      The Company has never declared or paid cash dividends on its Class A Common Stock and it is the Company's present intention to retain earnings to finance the expansion of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The selected historical consolidated financial data of the Company presented below for the year ended June 30, 2001, 2000, and 1999 and as of June 30, 2001 and 2000 have been derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere herein. The selected historical consolidated financial data of the Company presented below for the year ended June 30, 1998 and 1997 and as of June 30, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements, which are not included herein. The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization (as defined in Note 1 of the Notes to the Consolidated Financial Statements). For reporting purposes, the financial statements for all periods are collectively referred to as Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto and the other financial information included elsewhere herein.

                                                                                   YEAR ENDED JUNE 30,
                                                                --------------------------------------------------------
                                                                2001 (1)    2000 (2)      1999        1998      1997 (3)
                                                                --------    --------    ---------   ---------   --------
STATEMENT OF OPERATIONS DATA:                                            (in millions, except per share data)
  Total revenues                                                $  8,504    $  8,589    $  8,057    $  7,023    $  5,847
  Operating income                                                   652         656         716         663         320
  Income (loss) before cumulative effect of
    accounting change                                                206         145         205         176          30
  Net income (loss)                                                 (288)        145         205         176          30

  Basic and diluted earnings per share before
    cumulative effect of accounting change                      $   0.28    $   0.20    $   0.33    $   0.32    $   0.05
  Basic and diluted earnings (loss) per share                   $  (0.40)   $   0.20    $   0.33    $   0.32    $   0.05

  Operating Income Before Depreciation and
    Amortization /(4)/                                          $  1,129    $  1,096    $  1,031    $    906    $    500

STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in) operating activities           $   (153)   $   (253)   $    753    $    306    $    117
  Net cash provided by (used in) investing activities               (176)       (536)       (615)       (876)       (278)
  Net cash provided by (used in) financing activities                281         782        (118)        415         362

                                                                                      AS OF JUNE 30,
                                                                --------------------------------------------------------
                                                                  2001      2000 (2)      1999        1998      1997 (3)
                                                                --------    --------    ---------   ---------   --------
BALANCE SHEET DATA:                                                                   (in millions)
  Cash and cash equivalents                                     $     66    $    114    $    121    $    101    $    256
  Total assets                                                    17,856      17,930      13,163      12,630      11,697
  Due to affiliates of News Corporation                            2,866       2,739       1,389       3,702       2,581
  Borrowings                                                       1,032         974          53         375       1,065
  Shareholders' equity                                             7,968       8,246       6,668       3,941       3,767

FOOTNOTES:
(1) Fiscal 2001 Net income (loss) and Basic and diluted earnings (loss) per share include the impact of the one-time, after-tax charge of $494 million for the cumulative effect of accounting change.
(2) Fiscal 2000 includes the operating results of the Fox Sports Networks, LLC, which was fully acquired in July 1999 ("the Fox Sports Networks Acquisition").
(3) Fiscal 1997 includes the operating results of the ten television stations acquired as part of the January 1997 acquisition of New World Communications Group, Inc. ("the New World Acquisition").
(4) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization, which includes the amortization of acquired intangible assets and cable distribution investments. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the audited consolidated financial statements included elsewhere in this filing.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

     The following discussion and analysis of the Fox Entertainment Group Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

     The Company manages and reports its businesses in five segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; Other Television Businesses, which represents other broadcast television and production related activities; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators, and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including Fox Family Worldwide, Inc. ("FFW"), Fox Cable Networks Ventures, Inc., Regency Television, The National Geographic Channels and International Sports Programming Partners ("Fox Sports International"), are included in Equity losses of affiliates and, accordingly, are not reported in the segments set forth above. Additionally, through the Company's subsidiary, Fox Sports Networks, the Company holds equity interests in cable-related businesses (the "Fox Sports Networks' domestic" affiliates), including Regional Programming Partners ("RPP"), National Sports Partners ("NSP"), National Advertising Partners ("NAP"), Speedvision Network LLC ("Speedvision") and Outdoor Life Network LLC ("Outdoor Life"), that are likewise reported in Equity losses of affiliates and, accordingly, are not reported in the Cable Network Programming segment.

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

Components of Expenses

     Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include the amortization of capitalized production, overhead and interest costs; participations and talent residuals; and exploitation costs, primarily prints and advertising (through June 30, 2000). Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

     At the beginning of fiscal 2001, the Company adopted Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films". SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred. These costs are included within Operating expenses in the consolidated statement of operations.

     Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming Segments. Operating expenses of the three television segments and the Cable Network Programming segment include expenses related to acquiring programming and rights to programming. Operating expenses also typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising as well as salaries, employee benefits, rent and other routine overhead. Depreciation and amortization expense includes the amortization of acquired intangible assets and cable distribution investments.

Industry Accounting Practices

     Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from home video and DVD distribution, together with related costs, are recognized in the period in which the product is made widely available for sale by retailers. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast. Television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators are recognized as revenue when services are provided. Revenues from professional team ownership are recognized on a game by game basis.

     Operating Expenses. In accordance with generally accepted accounting principles ("GAAP") and industry practice, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues or operating profits to be realized from all media and markets for such title. The costs of sports contracts for the

Television Broadcast Network segment are charged to expense based on the ratio of each period's operating profit to estimated total operating profit of the contract. Program rights for entertainment programs and sporting contracts for the Television Stations and Cable Network Programming segments are amortized over the license period. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title and contract basis, which may result in a change in the rate of amortization and/or a writedown of the film or television asset to fair value.

     At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Use of Operating Income Before Depreciation and Amortization

     Management believes that an appropriate measure for evaluating the operating performance of the Company's business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors' data. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization, which includes the amortization of acquired intangible assets and cable distribution investments. The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income
(loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company's financial performance.

                                                                       YEAR ENDED JUNE 30,
                                  ------------------------------------------------------------------------------------------------
                                                                          (in millions)
                                                                                                        OTHER DATA:

                                                                                                           OPERATING INCOME BEFORE
                                                                                                              DEPRECIATION AND
                                          REVENUES                        OPERATING INCOME                     AMORTIZATION(1)
                                 -------------------------------------------------------------------------------------------------
                                  2001       2000       1999         2001      2000        1999          2001     2000      1999
                                 -------    -------    -------      ------    -------     -------       ------   -------  --------
Filmed Entertainment             $ 3,585    $ 3,856    $ 4,416      $  286    $   128     $   355       $  350   $   179  $    396
Television Stations                1,550      1,635      1,469         499        585         557          683       774       731
Television Broadcast Network       1,823      1,751      1,743         (65)        29         (32)         (45)       47       (16)
Other Television Businesses           91         97        118          (9)       (11)         (7)          (8)      (11)       (3)
Cable Network Programming          1,455      1,250        311         (59)       (75)       (157)         149       107       (77)
                                 -------    -------    -------      ------    -------     -------       ------   -------  --------
   Total                         $ 8,504    $ 8,589    $ 8,057      $  652    $   656     $   716       $1,129   $ 1,096  $  1,031
                                 =======    =======    =======      ======    =======     =======       ======   =======  ========

   FOOTNOTE:
   (1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization, which includes that amortization of acquired intangible assets and cable distribution investments. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the audited consolidated financial statements included elsewhere in this filing.

Results of Operations - Fiscal 2001 versus Fiscal 2000

     The following table sets forth the Company's operating results, by segment, for fiscal 2001 as compared to fiscal 2000.

                                                                                          Year Ended June 30,
                                                                      -----------------------------------------------------------
                                                                         2001                       2000                 Change
                                                                      ------------              -------------          -----------
                                                                                               (in millions)
Revenues:
  Filmed Entertainment                                                $      3,585              $       3,856          $     (271)
  Television Stations                                                        1,550                      1,635                 (85)
  Television Broadcast Network                                               1,823                      1,751                  72
  Other Television Businesses                                                   91                         97                  (6)
  Cable Network Programming                                                  1,455                      1,250                 205
                                                                      ------------              -------------          -----------
 Total revenues                                                       $      8,504              $       8,589          $      (85)
                                                                      ============              =============          ===========
Operating income (loss):
  Filmed Entertainment                                                       $ 286                      $ 128               $ 158
  Television Stations                                                          499                        585                 (86)
  Television Broadcast Network                                                 (65)                        29                 (94)
  Other Television Businesses                                                   (9)                       (11)                  2
  Cable Network Programming                                                    (59)                       (75)                 16
                                                                      ------------              -------------          -----------
 Total operating income (loss)                                                 652                        656                  (4)
                                                                      ------------              -------------          -----------
Interest expense, net                                                         (345)                      (297)                (48)
Equity losses of affiliates                                                    (92)                       (90)                 (2)
Minority interest in subsidiaries                                              (14)                        (4)                (10)
Other income (expense)                                                         190                          -                 190
                                                                      ------------              -------------          -----------
Income before income taxes and cumulative effect of
  accounting change                                                            391                        265                 126
Income tax expense on a stand-alone basis                                     (185)                      (120)                (65)
                                                                      ------------              -------------          -----------
Income before cumulative effect of accounting change                           206                        145                  61
Cumulative effect of accounting change, net of tax                            (494)                         -                (494)
                                                                      ------------              -------------          -----------
Net income (loss)                                                     $       (288)             $         145          $     (433)
                                                                      ============              =============          ===========
Other data:
Operating Income Before Depreciation and Amortization/(1)/:
  Filmed Entertainment                                                       $ 350                      $ 179               $ 171
  Television Stations                                                          683                        774                 (91)
  Television Broadcast Network                                                 (45)                        47                 (92)
  Other Television Businesses                                                   (8)                       (11)                  3
  Cable Network Programming                                                    149                        107                  42
                                                                      ------------              -------------          -----------
 Total Operating Income Before Depreciation and Amortization          $      1,129              $       1,096          $       33
                                                                      ============              =============          ===========

                                                                     Year Ended June 30,
                                               ----------------------------------------------------------------
                                                  2001                       2000                    Change
                                               ----------                -----------             --------------
                                                                         (in millions)
Depreciation and amortization:
  Filmed Entertainment                                 64                $     51                $           13
  Television Stations                                 184                     189                            (5)
  Television Broadcast Network                         20                      18                             2
  Other Television Businesses                           1                       -                             1
  Cable Network Programming                           208                     182                            26
                                               ----------                --------                --------------
Total depreciation and amortization            $      477                $    440                $           37
                                               ==========                ========                ==============

FOOTNOTE:
(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization, which includes the amortization of acquired intangible assets and cable distribution investments. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the audited consolidated financial statements included elsewhere in this filing.

          Overview of Company Results. For the fiscal year ended June 30, 2001, revenues of $8,504 million declined slightly compared to the $8,589 million reported for the prior year. Decreased revenues from the Filmed Entertainment and Television Stations segments were partially offset by a 16% increase in revenue at the Cable Network Programming segment. In aggregate, Operating, Selling, general and administrative, and Depreciation and amortization expenses were flat compared to the corresponding period of the prior year. Operating expenses decreased approximately 3% compared to fiscal 2000 due to savings resulting from the production of fewer new series as compared to the prior year. Selling, general and administrative expenses increased approximately 9% from the corresponding period of the prior year mainly due to an increase in bad debt reserve and overhead expenses. Depreciation and amortization increased approximately 8% due to increased amortization of cable distribution investments at the Cable Network Programming segment. The Company reported operating income of $652 million for the year ended June 30, 2001, as compared to $656 million reported in fiscal 2000. Operating Income Before Depreciation and Amortization of $1,129 million increased approximately 3% over the $1,096 million reported in the corresponding period in the prior year. These increases relate to the improved operating results at the Filmed Entertainment and Cable Network Programming segments.

          Equity losses of affiliates of $92 million increased $2 million from fiscal 2000 due to decreased contributions from FFW resulting from the prior year's one-time gain related to the Fox Kids Europe N.V.'s ("FKE") initial public offering ("IPO") and the January 2001 launch of the National Geographic Channel in the US, which offset improved results due to subscriber growth at the Fox Sports Networks' domestic equity affiliates.

          At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

         Net loss for the year ended June 30, 2001 was $288 million ($0.40 loss per share) as compared to net income of $145 million ($0.20 per share) for the corresponding period of the prior year. This decrease primarily relates to the $494 million after-tax charge for the adoption of SOP 00-2 and a non-recurring charge related to the restructuring of the Company's relationship with Healtheon/WebMD Corporation ("WebMD"). These charges were partially offset by gains related to the sales of the Company's interest in The Golf Channel and Home Team Sports.

         Filmed Entertainment. For the twelve months ended June 30, 2001, Filmed Entertainment's revenues decreased 7% compared to the corresponding period of the prior year. Decreased revenues from international theatrical releases were partially offset by increased revenues from domestic theatrical releases, international free television revenues, and network revenues. Operating income and Operating Income Before Depreciation and Amortization increased by 123% to $286 million and by 96% to $350 million, respectively, for fiscal year 2001. In the current year, theatrical and catalog releases overall performed better than releases in the prior year. The current year's results included the strong worldwide theatrical and video performance of X-Men, strong growth in video catalog sales primarily due to growth in the DVD market, the broadcast network release of Titanic and the solid performance of releases in international free television markets. These results were partially offset by losses from Monkeybone, The Legend of Bagger Vance and Say It Isn't So. At the beginning of fiscal 2001, the Company adopted SOP 00-2 changing its film accounting policies; accordingly operating income and Operating Income Before Depreciation and Amortization were further offset by the releasing costs for Moulin Rouge, Dr. Dolittle 2, Planet of the Apes and Kiss of the Dragon, which are now, under SOP 00-2, expensed as incurred. These results are compared to prior year results, which included the poor performances of Brokedown Palace, Anna and the King, Light It Up, Bartok and Titan AE.

         At Twentieth Century Fox Television ("TCFTV"), for the twelve months ended June 30, 2001, revenues increased approximately 2% primarily due to higher network revenue from the license fee renegotiations for The Practice and increased license fees for three additional returning series as compared to the prior year. Operating results increased approximately 116% over the prior year primarily due to greater gross profit from The Practice due to the renegotiated license fees, increased gross profit from Buffy the Vampire Slayer due to increased international home video and domestic syndication revenues and savings resulting from the production of fewer new series as compared to the prior year. Partially offsetting the increases were higher development expenses and production expenses from a greater number of pilots in the current year.

         Television. For the year ended June 30, 2001, combined revenues from all television-related segments declined slightly to $3,464 million as compared to the corresponding period of the preceding fiscal year of $3,483 million. Operating income decreased by 30% and Operating Income Before Depreciation and Amortization decreased by 22% for the year ended June 30, 2001. Operating results were greatly affected by the negative impact of the weak advertising market and increased programming, broadcasting and news costs at the Television Stations, as well as a $71 million loss at FOX resulting from the short duration and lower ratings of the Major League Baseball ("MLB") post-season divisional playoffs and World Series in October 2000.

         For fiscal year 2001, the Television Broadcast Network segment's revenues increased 4% over the prior year primarily related to National Association of Stock Car Auto Racing ("NASCAR") events, which is in its first year of contract, and an increase in National Football League ("NFL") advertising sales resulting from higher pricing. Operating income decreased $94 million to a loss of $65 million and Operating Income Before Depreciation and Amortization decreased $92 million from the prior fiscal year. These losses were primarily driven by the $71 million loss associated with the World Series that was not telecast in the prior year and a ratings shortfall coupled with lower sell-out for the MLB Divisional and Championship play-off series, all in October 2000. This loss was increased by higher NFL program rights costs and higher advertising and promotional costs of off-air media awareness spending for the Fall launch. These decreases were partially offset by lower prime time programming costs due to the replacement of Party of Five and Beverly Hills 90210 with new less expensive programming. In the current year, FOX prime time delivered a 2.5% adults 18 - 49 ratings increase over the prior year due primarily to the successful launch of series such as Boston Public, Dark Angel and Grounded for Life.

         For fiscal year 2001, the Fox Television Stations' revenues decreased to $1,550 million from $1,635 million in the corresponding period of the prior year. This 5% revenue decline primarily relates to the weak advertising market. Also contributing to the decreased revenues were the competition from NBC's broadcast of the Olympics, the delayed Fall launch and lower FOX prime time ratings in the first half of the year. For the twelve months ended June 30, 2001, Fox Television Stations produced operating income and Operating Income Before Depreciation and Amortization of $499 million and $683 million, respectively, decreasing $86 million and $91 million, respectively, versus the prior year. Increases in program amortization for new shows, including Drew Carey and 3rd Rock From The Sun, local broadcast rights amortization for the Boston Red Sox and the Texas Rangers and costs related to the local news launch at KDVR in Denver contributed to the decreases in operating income and Operating Income Before Depreciation and Amortization.

         Cable Network Programming. The revenues of the Cable Network Programming segment for the year ended June 30, 2001 as compared to the prior year increased $205 million, operating losses of $59 million improved by $16 million and Operating Income Before Depreciation and Amortization improved by $42 million to $149 million. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at the FX Channel ("FX") and the Fox News Channel ("Fox News"). Costs increased due to higher rights and production costs related to NASCAR on FX and the increased number of National Basketball Association and National Hockey League ("NHL") games at the Regional Sports Networks ("RSNs").

         For the year ended June 30, 2001, revenues at FX and the RSNs grew 32% and 8%, respectively. At FX, cable and DTH affiliate revenue increased 41%, reflecting a 36% increase in average subscribers over the prior year and a 4% increase in average rates per subscriber. As of June 30, 2001, FX reached over 66 million households, an increase of 18 million over the prior year. Despite the difficult advertising sales market, FX advertising revenue increased 23%, due to an increase in pricing and an increase in average audience. The RSNs' revenue increases reflect an 11% increase in combined cable and DTH affiliate revenue, excluding the impact of the newly acquired Midwest Sports Channel ("FSN North"), resulting from recently completed affiliation agreements, whereby the RSNs increased their average rate per subscriber and an increase in total subscribers. While the number of professional sports events increased over the prior year, the RSNs experienced a 5% decline in advertising revenues on regional sports programming, excluding the impact of FSN North, primarily resulting from the weak advertising market. Despite increased programming and marketing costs supporting its original programming and the rights fees and production costs associated with the inaugural season of NASCAR, FX's operating income increased 54% from fiscal year 2000. Operating income for fiscal year 2001 decreased 141% at the RSNs primarily due to significant increases in operating expenses resulting from an increased number of professional sports events and higher average rights fees associated with new professional sports rights agreements. Also contributing to the decreased operating income were first year broadcast costs associated with the recently completed MLB cable deal. Depreciation and amortization expenses for the year increased 10% from the prior year, due to increases in amortization of cable distribution investments at FX and the RSNs.

         For the year ended June 30, 2001, revenues at Fox News increased 30% versus fiscal 2000. This increase primarily resulted from a 30% increase in cable affiliate revenue and a 48% increase in cable advertising sales. The increase in cable affiliate revenue was attributable to an increase of 33% in Fox News subscribers from 50.8 million to 67.7 million. Advertising revenue was driven by higher pricing and improved ratings. Operating losses decreased 38% over the prior year primarily resulting from the revenue increase, the shutdown of the Fox Files Magazine Unit, partially offset by increased programming expenses associated with political coverage on the channel and additional costs associated with the re-launch of FoxNews.com. Depreciation and amortization expenses for the period increased 18% from the corresponding period in the prior year due to higher amortization costs due to an increase in cable distribution investments.

         Equity losses of affiliates. For the year ended June 30, 2001, Equity losses of affiliates increased by $2 million to $92 million.

                                                                                        Year Ended June 30,
                                                   Ownership            ----------------------------------------------------
Affiliate:                                        Percentage                2001                   2000              Change
--------------------------------------------      ----------            ------------            ---------           --------
                                                                                            (in millions)
Fox Family Worldwide (FFW)                           49.5%              $        (37)           $      23           $    (60)
Fox Sports International                              50%                        (22)                 (28)                 6
Fox Sports Networks Domestic:
  National Sports Partners  (NSP)                     50%                        (22)                 (17)                (5)
  Regional Programming Partners  (RPP)                40%                          2                   (1)                 3
  Speedvision Channel                                 32%                         (9)                  (2)                (7)
  Ventures Arena                                      40%                         12                   (5)                17
  Other                                             Various                        8                   13                 (5)
National Geographic Channel - Domestic               66.7%                       (22)                  (1)               (21)
Fox Studios Australia                                 50%                        (12)                 (50)                38
Other                                               Various                       10                  (22)                32
                                                                        ------------            ---------           --------
  Total equity losses of affiliates                                     $        (92)           $     (90)          $     (2)
                                                                        ============            =========           ========

         For the twelve months ended June 30, 2001, the Company's share of FFW's net losses were flat as compared to the prior year, excluding the approximate $60 million one-time gain resulting from the FKE IPO. Revenue at FFW increased 3% resulting from higher affiliate revenues at Fox Family Channel and FKE and Digimon toy royalties. These revenue increases were partially offset by lower advertising revenue at Fox Family Channel and Fox Kids Network, higher marketing expenses due to rebranding of the Fox Family Channel and higher general and administrative expenses due to expansion of Internet activities and FKE.

         The Company's share of Fox Sports International's net losses decreased $6 million to $22 million for fiscal 2001. Fox Sports World and Fox Sports World Espanol experienced higher affiliate revenues due to increased subscribers. In addition, LMC International's revenues increased due to the English Premier League and Argentine Football. Partially offsetting these revenue increases were decreased operating results at Fox Sports Latin America, particularly in Argentina, due to the weak economic environment.

         The Company's share of Fox Sports Networks' domestic equity affiliates' net losses improved to $9 million during the year ended June 30, 2001. RPP generated higher affiliate revenues across all of its RSNs from increased subscribers and rates, which was partially offset by losses associated with the continued investment in the Metro Channels. CTV Sports Net experienced higher affiliate and advertising revenues, resulting from continued distribution growth as well as a slight decrease in professional sports rights, production and marketing expenses. NSP experienced decreased revenues due to the soft advertising market and higher programming and production expenses, while NAP had increased commission revenues. Deferred compensation expenses associated with a management equity appreciation rights plan at Speedvision and Outdoor Life more than offset the increased affiliate revenues generated at each network resulting from distribution gains over the prior year.

         The year ended June 30, 2001 included $22 million of equity losses related to the January 2001 launch of The National Geographic Channel in the US. National Geographic, which has 12 million subscribers as of June 30, 2001, incurred considerable studio, programming and marketing costs during the year, in addition to significant amortization charges related to long-term cable distribution investments with major multi-system operators.

         Interest expense, net. Net interest expense increased $48 million as compared to prior year. This increase relates to the higher intercompany balances with affiliates as a result of cash advances and external balances associated with film production financing.

         Minority interest in subsidiaries. Minority interest in subsidiaries increased $10 million to $14 million in fiscal 2001. This increase is related to distributions paid on the preferred interests issued in relation to the New Millennium transaction entered into in the third quarter of fiscal 2001. (See "New Millennium" in Liquidity and Capital Resources.)

         Other income (expense). In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, The News Corporation Limited ("News Corporation") and WebMD entered into an agreement to restructure the initial integrated transactions, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, as determined by independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $152 million as of June 30, 2001, with a market value of approximately $192 million. Such deferred revenue will be recognized over the remaining nine-year term as such media services are delivered under an agreed annual commitment schedule. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other income (expense) in the consolidated statement of operations.

         In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports to Comcast Corporation ("Comcast"), in a non-cash exchange for Comcast entering into new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million, which is reflected within Other income (expense) in the consolidated statement of operations.

         In June 2001, the Company sold its approximate 31% interest in The Golf Channel to Comcast for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company has recorded a gain of approximately $311 million related to this transaction, which is reflected in Other income (expense) in the consolidated statement of operations.

         In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from closing, and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and Emerging Issues Task Force No. ("EITF") 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations have not been consolidated in the Company's statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other income (expense) in the consolidated statement of operations.

         Income tax expense on a stand-alone basis. Income tax expense for the year ended June 30, 2001 increased to $185 million from $120 million in the corresponding period of the preceding year. The effective tax rate for the period increased to 47% compared to 45% in the corresponding period of the preceding year. The increase in the effective rate resulted from an increase in nondeductible items from the corresponding period in the prior year.

Results of Oprations - Fiscal 2000 versus Fiscal 1999

         The folloing table sets forth the Company's operating results, by segment, for fiscal 2000 as compared to fiscal 1999.

                                                                                              Year Ended June 30,
                                                                             --------------------------------------------------
                                                                                 2000               1999               Change
                                                                             -------------       -----------        -----------
                                                                                                (in millions)
Revenues:
    Filmed Entertainment                                                     $       3,856       $     4,416        $      (560)
    Television Stations                                                              1,635             1,469                166
    Television Broadcast Network                                                     1,751             1,743                  8
    Other Television Businesses                                                         97               118                (21)
    Cable Network Programming                                                        1,250               311                939
                                                                             -------------       -----------        -----------
  Total revenues                                                             $       8,589       $     8,057        $       532
                                                                             =============       ===========        ===========

Operating income (loss):
    Filmed Entertainment                                                     $         128       $       355        $      (227)
    Television Stations                                                                585               557                 28
    Television Broadcast Network                                                        29               (32)                61
    Other Television Businesses                                                        (11)               (7)                (4)
    Cable Network Programming                                                          (75)             (157)                82
                                                                             -------------       -----------        -----------
  Total operating income (loss)                                                        656               716                (60)
                                                                             -------------       -----------        -----------
Interest expense, net                                                                 (297)             (223)               (74)
Equity losses of affiliates                                                            (90)             (146)                56
Minority interest in subsidiaries                                                       (4)                -                 (4)
                                                                             -------------       -----------        -----------
Income before income taxes                                                             265               347                (82)

Income tax expense on a stand-alone basis                                             (120)             (142)                22
                                                                             -------------       -----------        -----------
Net income (loss)                                                            $         145       $       205        $       (60)
                                                                             =============       ===========        ===========

Other data:
Operating Income Before Depreciation and Amortization /(1)/:
    Filmed Entertainment                                                     $         179       $       396        $      (217)
    Television Stations                                                                774               731                 43
    Television Broadcast Network                                                        47               (16)                63
    Other Television Businesses                                                        (11)               (3)                (8)
    Cable Network Programming                                                          107               (77)               184
                                                                             -------------       -----------        -----------
  Total Operating Income Before Depreciation and Amortization                $       1,096       $     1,031        $        65
                                                                             =============       ===========        ===========

Depreciation and amortization:
    Filmed Entertainment                                                     $          51              $ 41               $ 10
    Television Stations                                                                189               174                 15
    Television Broadcast Network                                                        18                16                  2
    Other Television Businesses                                                          -                 4                 (4)
    Cable Network Programming                                                          182                80                102
                                                                             -------------       -----------        -----------
  Total depreciation and amortization                                        $         440             $ 315        $       125
                                                                             =============       ===========        ===========

FOOTNOTE:
/(1)/ Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization, which includes the amortization of acquired intangible assets and cable distribution investments. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the audited consolidated financial statements included elsewhere in this filing.

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

         Equity losses of affiliates of $90 million improved $56 million over the prior year. This improvement was primarily due to the $60 million gain related to FKE's IPO in November 1999, which was partially offset by a $39 million write down relating to the Company's investment in Fox Studios Australia.

         Net income was $145 million ($0.20 per share) as compared to prior year results of $205 million ($0.33 per share). The weighted average number of common shares outstanding for the year of 722 million reflects the full weighting of the shares issued in connection with the Company's IPO in November 1998 and the issuance of 51.8 million shares to News Corporation in connection with the July 1999 acquisition of substantially all of Liberty Media Corporation's
("Liberty") 50% interest in Fox Sports Networks.

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

         Television Segments. For fiscal 2000, combined revenues of the television related segments increased 5% from prior year, operating income increased 16% and Operating Income Before Depreciation and Amortization increased 14%. In the Television Stations segment, strong revenue increases from a robust advertising market and growth in market share contributed to these gains, which were achieved despite the absence of the World Series and the Super Bowl, both of which were broadcast on the Fox Television Stations during the prior fiscal year. The Fox Television Stations experienced continued revenue growth of 11% due to increases in market share of 0.2 percentage points to 19.6%, and increases in gross advertising expenditures in the stations' market for fiscal 2000. Operating expenses of the Fox Television Stations increased primarily as a result of higher program costs for newly acquired series, as well as the broadcast of additional MLB games in New York and Boston resulting in increased operating income of 5% to $585 million. In the Television Broadcast Network segment, higher prime time advertising sales combined with revenue from FOX's new economic arrangement with its affiliates, were partially offset by the effect of weaker ratings and by higher prime time programming costs reflecting series cancellations. The increase in operating income primarily relates to the absence of the NHL broadcasts and the World Series, which generated losses in the prior year and higher prime time net advertising sales due to increases in pricing. Partially offsetting these improvements were higher abandonment costs from cancelled shows and higher license fees from returning series.

         Cable Network Programming. In connection with the acquisition of the remaining 50% of Fox Sports Networks, the Company changed the composition of this segment. This segment now includes the Fox Sports Networks (including 12 owned and operated RSNs and FX) and Fox News, as well as the Los Angeles Dodgers and other cable-related properties, which were previously included in the Other Television Businesses segment. Prior year amounts reflect the new segment composition. The revenues reported during fiscal 2000 reflect an increase of approximately $939 million, an increase in operating income of $82 million and a $184 million increase in Operating Income Before Depreciation and Amortization compared to fiscal 1999. These significant increases relate primarily to the first time inclusion of the consolidated results of Fox Sports Networks, as well as narrowing losses at Fox News. At Fox Sports Networks, increased subscriber rates from recently completed affiliation agreements, combined with a growing subscriber base, drove affiliate revenues higher across all RSNs and at FX. These increased revenues were partially offset by increased costs associated with new original programming and launching regional sports news shows. At Fox News, improved results were driven by significant gains in advertising revenues from increased national advertising sales volume and pricing, as well as growth in subscribers. Fox News continues to expand its distribution and currently has approximately 51 million subscribers, up from 41 million in the prior year.

         Interest expense, net. For fiscal 2000, Interest expense, net increased approximately 33% to $297 million from $223 million in fiscal 1999, which was primarily due to the interest related to the debt assumed with the purchase of substantially all of Liberty's 50% interest in Fox Sports Networks.

         Equity losses of affiliates. For fiscal 2000, Equity losses of affiliates improved approximately 38% to $90 million as compared to Equity losses of affiliates of $146 million in fiscal 1999. These reduced losses resulted primarily from the $60 million gain related to FKE's IPO in November 1999. Additionally, losses declined at Fox Sports International primarily due to the increased distribution of the channels. These improvements were partially offset by a $39 million write-down at Fox Studios Australia and losses at THN and National Geographic International channel, both of which were launched during fiscal 2000.

         Income tax expense on a stand-alone basis. Income tax expense consists of federal, state and foreign taxes on earnings. For fiscal 2000, income tax expense decreased to $120 million from $142 million primarily reflecting the decrease in income before income taxes. The effective income tax rate for fiscal 2000 was 45% compared with 41% in the prior year. The higher effective tax rate is primarily due to an increase in non-deductible intangible amortization related to the Fox Sports Networks acquisition.

Liquidity and Capital Resources

         The Company's principal sources of cash flow are internally generated funds and borrowings from News Corporation and its subsidiaries.

         Net cash flows used in operating activities during the year ended June 30, 2001 were $153 million as compared to $253 million in the preceding fiscal year. The decrease in cash used was primarily due to a lower investment in working capital and increased cash distributions from equity affiliates as compared to the corresponding period of the prior year.

         Net cash flows used in investing activities were $176 million and $536 million during the year ended June 30, 2001 and 2000, respectively. The current year included the acquisition of FSN North and New Millennium Investors, LLC ("New Millennium"), investments in the National Geographic Channels, Regency Television, NSP, THN and cable distribution investments by Fox News and FX, partially offset by the proceeds from the sales of The Golf Channel and Home Team Sports.

         Net cash flows provided by financing activities were $281 million and $782 million during the fiscal years 2001 and 2000, respectively. The decrease in cash provided by financing activities is primarily attributable to lower advances from affiliates, net used to fund operating and investing activities.

Guarantees

         The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During fiscal year 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2001 and 2000 was approximately $9.3 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2001 and 2096, with a weighted average maturity of over 20 years.

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

         On March 30, 2001, the Company's film distribution arrangement with New Millennium expired. The Company acquired the outstanding equity of New Millennium and repaid all of New Millennium's existing debt, resulting in the acquisition of Filmed entertainment costs of $650 million and the elimination of participations, residuals and royalties payable of $117 million.

         Concurrently, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, will fund the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004. NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued $752 million of a preferred limited liability membership interest (the "Preferred Interest") to a third party, which is presented on the consolidated balance sheet as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and
(ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

Fox Sports International

         The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of Fox Sports International. On July 15, 2001, under a preexisting option Liberty exercised its right to cause Liberty/TINTA to sell its 50% interest in Fox Sports International held by Liberty/TINTA to News Corporation in exchange for 3,633,866 American Depositary Receipts ("ADRs") of News Corporation (representing 14,535,464 preferred shares), subject to adjustment for dividends paid since July 1999. Under the terms of this transaction, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A common stock. The transaction is expected to close in the second quarter of fiscal 2002.

Chris-Craft

         In July 2001, News Corporation acquired Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc (collectively, "Chris-Craft"). Total consideration paid by News Corporation amounted to US$2.03 billion in cash and the issuance of 68,854,209 preferred ADRs, representing 275,416,836 News Corporation preferred limited voting ordinary shares. News Corporation subsequently transferred the acquired business (excluding approximately US$1.7 billion in cash) to the Company, for an exchange in which the Company issued to News Corporation 122,244,272 Class A common shares of the Company, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. The Company then assigned the licenses issued by the Federal Communications Commission ("FCC") for the acquired stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the acquired stations. In July 2001, News Corporation entered into a binding agreement to swap KTVX-TV in Salt Lake City and KMOL-TV in San Antonio, to Clear Channel Communications, Inc. in exchange for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, in August 2001, News Corporation entered into an Asset Exchange Agreement to swap KBHK-TV in San Francisco, recently acquired in the Chris-Craft transaction, to Viacom, Inc. ("Viacom") in exchange for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap"). Both the Clear Channel and the Viacom swaps are subject to FCC approval.

WebMD

         In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in THN for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, as determined by independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $152 million as of June 30, 2001, with a market value of approximately $192 million. Such deferred revenue will be recognized over the remaining nine-year term as such media services are delivered under an agreed annual commitment schedule. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other income (expense) in the consolidated statement of operations.

         In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from Closing, and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94 and EITF 87-11 for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations have not been consolidated in the Company's statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other income (expense) in the consolidated statement of operations.

FFW

         In December 2000, Haim Saban, Chairman and Chief Executive Officer of FFW, exercised his right to require FOX to purchase all of the Class B Common Stock of FFW held by Mr. Saban, other former stockholders of Saban Entertainment, Inc. and their transferees ("the Saban Interest"). In January 2001, a subsidiary of FOX exercised its option to purchase the Saban Interest. In July 2001, the Company, Haim Saban and the other stockholders of FFW and subordinated debtholders reached a definitive agreement to sell FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.3 billion (including the assumption of certain debt). FOX has entered into an arm's-length programming arrangement with Disney to allow the continued broadcast for the 2001-2002 broadcast season of certain FFW programming on Fox affiliates through the Fox Kids Network following closing of the FFW sale to Disney. This transaction is expected to close during the second quarter of fiscal 2002.

Fox News

         AT&T, through a predecessor company, holds a warrant to purchase (the "Warrant") a 20% non-voting common equity interest in Fox News exercisable until January 2, 2002 (the "Exercise Date"). The Warrant is exercisable at an exercise price of $200 million plus interest accrued monthly from May 1, 1997 through the Exercise Date (the exercise price is approximately $280 million as of June 30, 2001). On October 1, 2003, subject to certain conditions, AT&T will have the right to put its equity interest in Fox News to the Company in return for, at the Company's sole option, either (a) cash, or (b) an equivalent amount in News Corporation preferred shares. The amount of cash or preferred shares will be calculated based on the appropriate fair market value of the 20% equity interest in Fox News determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by valuation procedures using an independent investment banker.

Other

         In February 2001, Fox Sports Networks, a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among Fox Sports Networks, Viacom and Comcast and a Purchase Agreement between Viacom and Comcast for approximately $40 million. The excess of the net purchase price over the net assets acquired, of approximately $33 million is reflected within Intangible assets, net on the consolidated balance sheet.

         In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports to Comcast, in a non-cash exchange for Comcast entering into new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other income (expense) in the consolidated statement of operations.

         In June 2001, the Company sold its approximate 31% interest in The Golf Channel to Comcast for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company has recorded a gain of approximately $311 million related to this transaction, which is reflected in Other income (expense) in the consolidated statement of operations.

         In March 2001, certain investors in Speedvision and Outdoor Life exercised their rights to require subsidiaries of the Company to purchase all of the interests held by them in Speedvision and Outdoor Life. The aggregate ownership percentage of the investors was approximately 53.44% and 50.23% of Speedvision and Outdoor Life, respectively. Based on independent fair value determinations of these interests, on July 25, 2001, the Company paid total consideration of approximately $401 million and approximately $309 million to purchase the investors' interests in Speedvision and Outdoor Life, respectively, which resulted in the Company owning approximately 85.46% of Speedvision and approximately 83.18% of Outdoor Life. The remaining interests in Speedvision and Outdoor Life are owned by Comcast. Shortly following the exercise of the Speedvision and Outdoor Life "put" options described above, the Company entered into a Purchase Agreement with Comcast pursuant to which the Company will sell the Company's approximate 83.18% interest in Outdoor Life to Comcast. Pursuant to the Purchase Agreement, Comcast elected to call the Company's interest in Outdoor Life on August 23, 2001 for approximately $512 million. The transaction is expected to close during the second quarter of fiscal 2002. As a result of the Company's purchase of the additional 53.44% of Speedvision as described above, the Company will consolidate the results of Speedvision subsequent to July 25, 2001.

Intercompany Financing

         The Company is funded primarily by loans from other subsidiaries of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. As of June 30, 2001, the intercompany interest rate approximated 8%. The Company anticipates that cash from future operations will be sufficient to meet its working capital requirements.

Commitments

         Under the Company's eight year contract with the NFL, which contains certain termination clauses, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $3.3 billion as of June 30, 2001, and are payable over the remaining five year term.

         The Company's eight year contract with NASCAR, which contains certain termination clauses, gives the Company rights to broadcast certain NASCAR races. This agreement commenced February 2001 with the Daytona 500. The remaining future minimum payments for program rights to broadcast certain NASCAR events aggregated approximately $1.6 billion as of June 30, 2001, and are payable over the remaining seven year term.

         The Company's minimum commitments and guarantees under certain other programming, production, licensing, artists, athletes and other agreements aggregated approximately $8.0 billion as of June 30, 2001, which are payable principally over a five year period. The Company's various sports contracts' impact on the Company's results over the remaining contract term is dependent upon a number of factors, including strength of advertising markets, effectiveness of marketing efforts and the size of viewer audience.

Recent Accounting Pronouncements

         At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

         The Company also adopted, as of the beginning of fiscal 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 had no material impact on the Company's financial statements for the year ended June 30, 2001.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using guidance specifically provided in this statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statement of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                         PAGE
FOX ENTERTAINMENT GROUP, INC.
Report of Independent Public Accountants.......................................................     47
Consolidated Balance Sheets as of June 30, 2001 and 2000.......................................     48
Consolidated Statements of Operations for the year ended
  June 30, 2001, 2000 and 1999.................................................................     49
Consolidated Statements of Cash Flows for the year ended
  June 30, 2001, 2000 and 1999.................................................................     50
Consolidated Statements of Shareholders' Equity for the year ended
  June 30, 2001, 2000 and 1999.................................................................     51
Notes to the Consolidated Financial Statements.................................................     52

FOX FAMILY WORLDWIDE, INC.
Report of Independent Public Accountants.......................................................     76
Consolidated Balance Sheets as of June 30, 2000 and 2001.......................................     77
Consolidated Statements of Operations for each of the three
  years in the period ended June 30, 2001......................................................     78
Consolidated Statements of Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for each of the three years
  in the period ended June 30, 2001............................................................     79
Consolidated Statements of Cash Flows for each of the
  three years in the period ended June 30, 2001................................................     80
Notes to the Consolidated Financial Statements.................................................     82

Financial Statement Schedules:
Report of Independent Public Accountants.......................................................    105
Schedule I: Condensed Financial Information of the Registrant..................................    106
Schedule II: Valuation and Qualifying Accounts and Reserves....................................    110

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the "Company"), as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for filmed entertainment costs.


ARTHUR ANDERSEN LLP

Los Angeles, California
August 16, 2001
except for Note 19 b, as to
which the date is August 23, 2001

                         FOX ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE 30,
               (in millions except share and per share amounts)

                                                                                               2001                     2000
                                                                                             --------                 --------
ASSETS
Cash and cash equivalents                                                                    $     66                 $    114
Accounts receivable, net                                                                        2,504                    2,191
Filmed entertainment and television programming costs, net                                      3,703                    3,438
Investments in equity affiliates                                                                1,493                    1,510
Property and equipment, net                                                                     1,454                    1,478
Intangible assets, net                                                                          7,647                    7,836
Other assets and investments                                                                      989                    1,363
                                                                                             --------                 --------
      Total assets                                                                           $ 17,856                 $ 17,930
                                                                                             ========                 ========
LIABILITIES
Accounts payable and accrued liabilities                                                     $  1,705                 $  1,946
Participations, residuals and royalties payable                                                   890                    1,209
Television programming rights payable                                                           1,133                      903
Deferred revenue                                                                                  553                      688
Borrowings                                                                                      1,032                      974
Deferred income taxes                                                                             706                    1,058
Other liabilities                                                                                 142                      147
                                                                                             --------                 --------
                                                                                                6,161                    6,925
Due to affiliates of News Corporation                                                           2,866                    2,739
                                                                                             --------                 --------
      Total liabilities                                                                         9,027                    9,664
                                                                                             --------                 --------
Minority interest in subsidiaries                                                                 861                       20
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0
  shares issued and outstanding as of June 30, 2001 and 2000                                        -                        -
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized;
  176,559,834 issued and outstanding as of June 30, 2001 and 2000                                   2                        2
Class B Common stock, $.01 par value per share; 650,000,000 authorized;
  547,500,000 issued and outstanding as of June 30, 2001 and 2000                                   6                        6
Paid-in capital                                                                                 8,023                    8,023
Retained (deficit) earnings and accumulated other comprehensive income                            (63)                     215
                                                                                             --------                 --------
      Total shareholders' equity                                                                7,968                    8,246
                                                                                             --------                 --------
      Total liabilities and shareholders' equity                                             $ 17,856                 $ 17,930
                                                                                             ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED JUNE 30,
                    (in millions except per share amounts)

                                                                                              2001          2000             1999
                                                                                             -------       -------         -------
Revenues                                                                                     $ 8,504       $ 8,589         $ 8,057
Expenses:
  Operating                                                                                    6,274         6,482           6,220
  Selling, general and administrative                                                          1,101         1,011             806
  Depreciation and amortization                                                                  477           440             315
                                                                                             -------       -------         -------
Operating income                                                                                 652           656             716

Other Expense:
  Interest expense, net                                                                         (345)         (297)           (223)
  Equity losses of affiliates                                                                    (92)          (90)           (146)
  Minority interest in subsidiaries                                                              (14)           (4)              -
  Other income (expense)                                                                         190             -               -
                                                                                             -------       -------         -------

Income before income taxes and cumulative effect of accounting change                            391           265             347
Income tax expense on a stand-alone basis                                                       (185)         (120)           (142)
                                                                                             -------       -------         -------
Income before cumulative effect of accounting change                                             206           145             205
Cumulative effect of accounting change, net of tax                                              (494)            -               -
                                                                                             -------       -------         -------
Net income (loss)                                                                            $  (288)      $   145         $   205
                                                                                             =======       =======         =======

Basic and diluted earnings per share before cumulative effect of accounting change           $  0.28       $  0.20         $  0.33
Basic and diluted cumulative effect of accounting change, net of tax, per share                (0.68)            -               -
                                                                                             -------       -------         -------
Basic and diluted earnings (loss) per share                                                  $ (0.40)      $  0.20         $  0.33
                                                                                             =======       =======         =======
Basic and diluted weighted average number of common equivalent shares outstanding                724           722             626
                                                                                             =======       =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED JUNE 30,
                                (in millions)

                                                                                             2001            2000          1999
                                                                                            ------         -------        -------
Operating activities:
  Net income (loss)                                                                         $ (288)        $   145        $   205
  Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                               477             440            315
   Cumulative effect of accounting change, net of tax                                          494               -              -
   Equity losses of affiliates and distributions                                               137              90            146
   Other (income) expense                                                                     (190)              -              -
   Change in operating assets and liabilities, net of acquisitions:
    Accounts receivable and other assets                                                      (268)           (310)           161
    Filmed entertainment and television programming costs, net                                (507)           (786)          (513)
    Accounts payable and accrued liabilities                                                    59             100            252
    Participations, residuals and royalties payable and other liabilities                      (67)             68            187
                                                                                            ------         -------        -------
Net cash (used in) provided by operating activities                                           (153)           (253)           753
                                                                                            ------         -------        -------
Investing activities:
  Acquisitions, net of cash acquired                                                           (85)             63              -
  Proceeds from sale of other assets and investments                                           465               -              -
  Investments in equity affiliates, net of acquisitions                                       (177)           (174)          (140)
  Other investments                                                                           (234)           (178)          (168)
  Purchases of property and equipment, net of acquisitions                                    (145)           (247)          (307)
                                                                                            ------         -------        -------
Net cash used in investing activities                                                         (176)           (536)          (615)
                                                                                            ------         -------        -------
Financing activities:
  Borrowings                                                                                    26             197            110
  Repayment of borrowings                                                                     (727)           (784)          (432)
  Increase in minority interest in subsidiaries                                                841               -              -
  Proceeds from Initial Public Offering                                                          -               -          2,689
  Advances from (repayments to) affiliates of News Corporation, net                            141           1,369         (2,485)
                                                                                            ------         -------        -------
Net cash provided by (used in) financing activities                                            281             782           (118)
                                                                                            ------         -------        -------

Net (decrease) increase in cash and cash equivalents                                           (48)             (7)            20
Cash and cash equivalents, beginning of year                                                   114             121            101
                                                                                            ------         -------        -------
Cash and cash equivalents, end of year                                                      $   66         $   114        $   121
                                                                                            ======         =======        =======
Supplemental information on businesses acquired:
  Fair value of assets acquired                                                                            $ 3,313
  Cash acquired                                                                                                 63
   Less: liabilities assumed                                                                                 1,951
                                                                                                           -------
  Fair value of stock consideration                                                                        $ 1,425
                                                                                                           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         FOX ENTERTAINMENT GROUP, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30,
                                (in millions)

                                                                                                        ACCUMULATED
                                                                                       RETAINED           OTHER
                                        PREFERRED       COMMON        PAID-IN          EARNINGS        COMPREHENSIVE
                                          STOCK          STOCK        CAPITAL          (DEFICIT)       INCOME (LOSS)        TOTAL
                                        ---------       ------        --------         ---------       -------------     ---------
BALANCE AS OF JUNE 30, 1998              $     1        $    -        $  3,132          $   812          $     (4)       $   3,941
Redemption of preferred stock in
  connection with Reorganization              (1)            -               -                -                 -               (1)
Issuance of Class A Common
  Stock                                        -             1           2,688                -                 -            2,689
Conversion of Class B Common
  Stock in connection with
  Recapitalization                             -             6              (6)               -                 -                -
Elimination of certain
  intercompany debt and payment
  of dividends                                 -             -             785             (948)                -             (163)
Comprehensive income (loss):
  Net income (loss)                            -             -               -              205                 -              205
  Foreign currency translation
  adjustments                                  -             -               -                -                (3)              (3)
                                         -------        ------        --------          -------          --------        ---------
 Total comprehensive income
  (loss)                                       -             -               -              205                (3)             202
                                         -------        ------        --------          -------          --------        ---------
BALANCE AS OF JUNE 30, 1999                    -             7           6,599               69                (7)           6,668
Issuance of Class A Common
  Stock                                        -             1           1,424                -                 -            1,425
Comprehensive income (loss):
  Net income (loss)                            -             -               -              145                 -              145
  Foreign currency translation
  adjustments                                  -             -               -                -                 8                8
                                         -------        ------        --------          -------          --------        ---------
 Total comprehensive income (loss)             -             -               -              145                 8              153
                                         -------        ------        --------          -------          --------        ---------
BALANCE AS OF JUNE 30, 2000                    -             8           8,023              214                 1            8,246
Comprehensive income (loss):
  Net income (loss)                            -             -               -             (288)                -             (288)
  Foreign currency translation
  adjustments                                  -             -               -                -                10               10
                                         -------        ------        --------          -------          --------        ---------
 Total comprehensive income (loss)             -             -               -             (288)               10             (278)
                                         -------        ------        --------          -------          --------        ---------
BALANCE AS OF JUNE 30, 2001              $     -        $    8        $  8,023          $   (74)         $     11        $   7,968
                                         =======        ======        ========          =======          ========        =========

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

Prior to the transactions referred to in Note 3, The News Corporation Limited and its subsidiaries ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. Included in this contribution were Twentieth Century Fox Film Corporation ("TCF"), which was acquired by News Corporation in 1985, and News Corporation's interests in Fox Family Worldwide, Inc. ("FFW"), Fox Sports Networks, LLC, International Sports Programming Partners ("Fox Sports International"), Fox Cable Networks Ventures, Inc. and other cable network programming and related interests.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company consolidated with the accounts of its majority-owned and controlled subsidiaries. For financial reporting purposes, control generally means ownership of a majority interest in an entity but may, in certain instances, result from other considerations, including the Company's capacity to dominate decision making in relation to the financial and operating policies of the consolidated entity. FTH, a subsidiary of the Company, has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH.

FTH is included in these consolidated financial statements because the Company is deemed to control FTH for financial reporting purposes. Among the reasons why the Company has a controlling financial interest in FTH are (i) the Company has the ability to redeem the voting preferred stock, at any time, at the liquidation value of $760,000 plus accrued dividends, (ii) the dividends on, and

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts to be paid on redemption of, the voting preferred stock are fixed, and not related to the performance of FTH, and, (iii) senior management of FTH, including its Board of Directors, consists solely of persons employed by the Company. As a result, the controlling financial interest in FTH rests with the Company through its common stock ownership of FTH.

The Company uses the equity basis of accounting for investments in equity affiliates and joint ventures where it exercises significant influence but not control. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal years 1999 and 2001 comprised 52-week periods, while fiscal year 2000 comprised a 53-week period.

BALANCE SHEET PRESENTATION

As permitted by Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," the Company presents an unclassified balance sheet.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

REVENUE RECOGNITION

  Filmed Entertainment:

In accordance with SOP 00-2, revenues from the theatrical distribution of motion pictures are recognized on the dates of exhibition. Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are made widely available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

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

  Television Stations, Television Broadcast Network, Other Television Businesses and Cable Network Programming:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 63, "Financial Reporting by Broadcasters", television advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators are recognized as revenue

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when services are provided. Revenues from professional team ownership are recognized on a game by game basis.

FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

  Filmed Entertainment Costs:

In accordance with SOP 00-2, Filmed entertainment costs include capitalizable production costs, overhead and interest costs expected to benefit future periods, net any amounts received from outside investors. These costs, as well as participations and talent residuals, are amortized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources.

Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual film or television series basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production's fair value.

Through June 30, 2000, the Company employed the guidance of SFAS No. 53. The Company adopted SOP 00-2 on July 1, 2000, which established new accounting standards for producers and distributors of films and superseded SFAS No. 53. SOP 00-2 established new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

  Television and Cable Programming Costs:

In accordance with SFAS No. 63, program rights for entertainment programs and sporting events for the Television Stations and Cable Network Programming segments are amortized over their license periods. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of sports contracts for the Television Broadcast Network segment are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Estimates of total operating profit can change significantly and accordingly, are reviewed periodically and amortization is adjusted as necessary.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS IN EQUITY AFFILIATES

Investments in and advances to affiliates or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50%, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. The Company's share of net earnings or losses of affiliates includes the amortization of the excess of the Company's investment over its underlying share of the net assets of the investee at acquisition, which is amortized over 40 years.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

INTANGIBLE ASSETS

As a creator and distributor of branded information and entertainment copyrights, the Company has a significant and growing amount of intangible assets, including goodwill, free and cable television networks and stations, film and television libraries, FCC licenses, sports franchises, entertainment franchises, and other copyright products and trademarks. In accordance with generally accepted accounting principles ("GAAP"), the Company does not record the fair value of these internally generated intangible assets. However, intangible assets acquired in business combinations are recorded at their fair market value. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. Intangible assets are amortized using the straight-line method over the following lives: goodwill (40 years); FCC licenses (40 years); Franchises and other (4 - 40 years).

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of the carrying amount of its long-lived assets and certain identifiable intangibles to be held and used by the Company. Such reviews are performed periodically or whenever events or changes in circumstances indicate full recoverability is questionable and on an individual business-entity basis. The recoverable amount is defined by the net amount expected to be recovered from operating cash inflows and outflows arising from an asset's continued use and subsequent disposal.

Assessment of any impairment would include a comparison of undiscounted estimated future cash flows anticipated to be generated during the remaining amortization period to the net carrying value. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount over, but not limited to, the amount of the discounted estimated operating cash flows. Certain other factors used in ascertaining the estimated fair market value of such assets include operating income before interest and taxes, television ratings and subscriber numbers. Should the review determine impairment, the loss will be recognized through the statement of operations as part of income from continuing operations and the corresponding asset value will be reduced.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation awards to employees under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its interpretation, FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25".

COMPREHENSIVE INCOME

The Company follows SFAS No. 130, "Reporting Comprehensive Income" for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes.

DERIVATIVES

The Company adopted, as of July 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's adoption of SFAS No. 133 had no material impact on the Company's financial statements for the year ended June 30, 2001.

TRANSLATION OF FOREIGN CURRENCIES

All asset and liability accounts of foreign subsidiaries and affiliates are translated into US dollars at appropriate year-end current rates and all income and expense accounts are translated at rates that approximate those rates prevailing at the time of the transactions. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. Foreign

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency receivables and payables are translated at appropriate year-end current rates and the resulting translation gains or losses are taken into income currently.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of filmed entertainment costs and programming contracts. Because of the use of estimates inherent in the financial reporting process, especially for entertainment companies, actual results could differ from those estimates. These differences could be material.

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

4. ACQUISITIONS AND DISPOSITIONS

In February 2001, Fox Sports Networks, LLC ("Fox Sports Networks"), a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among Fox Sports Networks, Viacom, Inc. ("Viacom") and Comcast Corporation ("Comcast") and a Purchase Agreement between Viacom and Comcast for approximately $40 million. The excess of the net purchase price over the net assets acquired, of approximately $33 million is reflected within Intangible assets, net on the consolidated balance sheets.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports to Comcast, in a non-cash exchange for Comcast entering into new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on Comcast's cable systems. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other income (expense) in the consolidated statement of operations.

In March 2001, the Company acquired the outstanding equity of New Millennium Investors, LLC ("New Millennium") for an aggregate purchase price of $45 million. (See Note 9 Minority Interest in Subsidiaries.)

In June 2001, the Company sold its approximate 31% interest in The Golf Channel to Comcast for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company has recorded a gain of approximately $311 million related to this transaction, which is reflected in Other income (expense) in the consolidated statement of operations.

5. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS, NET

Filmed entertainment and television programming costs, net consisted of the following as of June 30:

                                                                                 2001                    2000
                                                                              ----------              ----------
                                                                                         (in millions)
Filmed entertainment costs:
 Films:
  Released                                                                    $      732              $      753
  Completed, not released                                                             23                      42
  In production                                                                      555                     692
  In development or preproduction                                                     69                     154
                                                                              ----------              ----------
                                                                                   1,379                   1,641
                                                                              ----------              ----------
 Television productions:
  Released                                                                           484                     516
  In production                                                                      150                      79
  In development or preproduction                                                     10                       4
                                                                              ----------              ----------
                                                                                     644                     599
                                                                              ----------              ----------
Total filmed entertainment costs, less accumulated amortization                    2,023                   2,240
Television programming costs, less accumulated amortization                        1,680                   1,198
                                                                              ----------              ----------
Total filmed entertainment and television programming costs, net              $    3,703              $    3,438
                                                                              ==========              ==========

As of June 30, 2001 the Company estimated that approximately 60% of unamortized filmed entertainment costs from completed films are expected to be amortized during fiscal year 2002 and approximately 88% of released unamortized filmed entertainment costs will be amortized within the next three years. As of June 30, 2001, the Company estimated that approximately 32% of accrued participation liabilities will be payable during fiscal year 2002.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENTS

The Company's investments in equity affiliates consist principally of a 49.5% of Fox Family Worldwide ("FFW"), a family television programming venture; 40% of Regional Programming Partners ("RPP"), a partnership holding interests in various regional sporting networks ("RSNs") and sporting teams and arenas; 40% of Ventures Arena, an entity which holds interests in sporting arenas; 66.7% of the domestic National Geographic Channel and 50% of the international National Geographic Channel (together, the "National Geographic Channels"), which air documentary programming on such topics as natural history, adventure, science and culture.

As of June 30, 2001, the investment in these affiliates was as follows: FFW - $119 million; RPP - $908 million; Ventures Arena - $131 million; and National Geographic Channels - $76 million.

The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $420 million and $427 million as of June 30, 2001 and 2000, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The amortization aggregated to $12 million during both of the year ended June 30, 2001 and 2000 and $16 million for the year ended June 30, 1999.

FOX FAMILY WORLDWIDE

In November 1995, the Company and Saban Entertainment Inc. ("Saban") formed a joint venture, Fox Kids Worldwide, LLC, to jointly develop and acquire appealing family programming that can be commercially exploited worldwide. In connection with the acquisition of International Family Entertainment, Inc., in August 1997, this venture was reorganized pursuant to which it became a wholly owned subsidiary of FFW. The Company has a 49.5% interest in this venture. (See Note 19d.)

In November 1999, Fox Kids Europe N.V. ("FKE"), a subsidiary of FFW, completed an IPO of 24% of FKE ordinary shares. The resulting gain for FFW included in the Company's equity losses of affiliates and net income for fiscal 2000 was approximately $61 million and $39 million, respectively.

OTHER

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN was recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services is approximately $152 million as of June 30, 2001, with a market value of approximately $192 million. Such deferred revenue will be recognized over the remaining nine-year term as such media services are delivered under an agreed annual commitment schedule based upon rates prevailing in each future period. The restructuring

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other income (expense) in the consolidated statement of operations.

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from closing, and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations have not been consolidated in the Company's statement of operations. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other income (expense) in the consolidated statement of operations.

During 2000, included in equity losses of affiliates, the Company wrote down $39 million relating to its 50% investment in Fox Studios Australia due to lower than expected attendance.

The Company's share of the income (loss) of each of its equity affiliates is as follows:

                                                                       Year Ended June 30,
                                                  -------------------------------------------------------------
Affiliate:                                              2001                   2000                    1999
----------------------------------------          ----------------       -----------------        -------------
                                                                            (in millions)
Fox Sports Networks                               $              -       $               -         $        (99)
Fox Family Worldwide                                           (37)                     23                  (42)
Fox Sports International                                       (22)                    (28)                   -
Fox Sports Networks Domestic:
  National Sports Partners                                     (22)                    (17)                   -
  Regional Programming Partners                                  2                      (1)                   -
  Speedvision Channel                                           (9)                     (2)                   -
  Ventures Arena                                                12                      (5)                   -
  Other                                                          8                      13                    -
National Geographic Channel - Domestic                         (22)                     (1)                   -
Fox Studios Australia                                          (12)                    (50)                   -
Other                                                           10                     (22)                  (5)
                                                  ----------------       -----------------         ------------
  Total equity losses of affiliates               $            (92)      $             (90)        $       (146)
                                                  ================       =================         ============

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED FINANCIAL DATA

Summarized financial information for significant equity affiliates and joint ventures, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                                                                     Year Ended June 30,
                                                 ------------------------------------------------------------
                                                     2001                      2000                 1999
                                                 --------------          ----------------      --------------
                                                                         (in millions)
Revenues                                               $ 2,258                     $2,012             $ 1,404
Operating income (loss)                                   (270)                        61                  38
Net income (loss)                                         (166)                         4                (291)
                                                                                    As of June 30,
                                                                          -----------------------------------
                                                                               2001                  2000
                                                                          -----------------------------------
                                                                                        (in millions)
Total assets                                                                       $5,225             $ 5,145
Total liabities                                                                     3,424               3,212

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30:

                                                              2001                   2000
                                                          ------------           -----------
                                                                     (in millions)
Machinery and equipment                                   $        998           $       885
Buildings and leaseholds                                           914                   919
Land                                                               175                   175
                                                          ------------           -----------
                                                                 2,087                 1,979
Less accumulated depreciation and amortization                    (633)                 (501)
                                                          ------------           -----------
Total property and equipment, net                         $      1,454           $     1,478
                                                          ============           ============

Depreciation and amortization expenses related to property and equipment were $164 million, $142 million and $109 million for the year ended June 30, 2001, 2000 and 1999, respectively.

8. BORROWINGS

Borrowings consisted of the following as of June 30:

                                                                    2001                  2000
                                                                 ---------             ----------
                                                                           (in millions)
Film production financing (a)                                    $     168             $      143
$500 million 8 7/8% Senior Notes due 2007 (b)                          500                    500
$405 million 9 3/4% Senior Discount Notes due 2007 (b)                 364                    331
                                                                 ---------             ----------
Total borrowings                                                 $   1,032             $      974
                                                                 ---------             ----------

(a) The Company has various single-film production financing arrangements, which are secured by the film assets and bear interest at approximately 6.5% for fiscal years 2001 and 2000. The film production financing is due to mature in fiscal 2002.

(b) In conjunction with the Company's July 1999 acquisition of substantially all of the remaining 50%

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Fox Sports Networks, the Company assumed the 8?% Senior Notes and the 9 3/4% Senior Discount Notes (together, the "Notes"). Interest on the Senior Notes is payable semi-annually. Interest payments on the Senior Discount Notes commence in February 2003. The indentures pursuant to which the Notes were issued include certain covenants regarding, among other things, limitations on the incurrence of debt by Fox Sports Networks and distributions to its partners.

The carrying value of the Company's debt approximates its fair value.

In connection with the purchase of Fox Sports Networks, the Company assumed its bank debt of approximately $678 million, which was immediately repaid by the Company.

External interest paid, including amounts capitalized, was $135 million, $128 million and $79 million for the year ended June 30, 2001, 2000 and 1999, respectively. The Company capitalizes interest on filmed entertainment and television programming in process and fixed assets. The total interest capitalized was $29 million, $43 million and $19 million for the year ended June 30, 2001, 2000 and 1999, respectively.

9. MINORITY INTEREST IN SUBSIDIARIES

On March 30, 2001, the Company's film distribution arrangement with New Millennium expired. The Company acquired the outstanding equity of New Millennium and repaid all of New Millennium's existing debt, resulting in the acquisition of Filmed entertainment costs of $650 million and elimination of Participations, residuals and royalties payable of $117 million.

Concurrently, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, will fund the production or acquisition costs of all eligible films, as defined, to be produced or acquired by TCF, a subsidiary of the Company, between 2001 and 2004. NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued $752 million of a preferred limited liability membership interest (the "Preferred Interest") to a third party, which is presented on the consolidated balance sheet as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

10. INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries were included in the consolidated tax returns of another News Corporation entity and other subsidiaries of the Company filed a separate tax return, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income before income taxes was attributable to the following jurisdictions for the year ended June 30:

                                                                                     2001            2000               1999
                                                                                   --------      ------------       -----------
                                                                                                 (in millions)
United States (including exports)                                                  $    350      $        201       $       271
Foreign                                                                                  41                64                76
                                                                                   --------      ------------       -----------
                                                                                   $    391      $        265       $       347
                                                                                   ========      ============       ===========

Components of income tax expense were as follows for the year ended June 30:

                                                                                     2001            2000               1999
                                                                                   --------      ------------       -----------
                                                                                                  (in millions)
Current:
   Federal - pursuant to the Tax Sharing Agreement                                 $    119      $         70       $        60
   Foreign                                                                               23                19                22
                                                                                   --------      ------------       -----------
                                                                                   $    142      $         89       $        82
                                                                                   --------      ------------       -----------
Deferred:
   Federal                                                                         $     39      $         26       $        56
   State and local                                                                        4                 5                 4
   Foreign                                                                                -                 -                 -
                                                                                   --------      ------------       -----------
                                                                                   $     43      $         31       $        60
                                                                                   --------      ------------       -----------
Total income tax expense                                                           $    185      $        120       $       142
                                                                                   ========      ============       ===========

                                                                                     2001            2000               1999
                                                                                   --------      ------------       -----------

U.S. Federal income tax rate                                                             35%               35%               35%
State and local taxes (net of federal tax benefit)                                        1                 1                 1
Effect of foreign operations                                                              2                (1)               (1)
Non-deductible amortization and expenses                                                  7                10                 4
Other                                                                                     2                 -                 2
                                                                                   --------      ------------       -----------
Effective tax rate                                                                       47%               45%               41%
                                                                                   ========      ============       ===========

The following is a summary of the components of the deferred tax accounts as of June 30:

                                                                                                       2001             2000
                                                                                                 ------------       -----------
                                                                                                            (in millions)
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets                                           $     (1,641)      $    (1,605)
Revenue recognition                                                                                       438               165
Accrued liabilities                                                                                       201               201
Other                                                                                                    (112)             (164)
Net operating loss carryforwards                                                                          555               423
                                                                                                 ------------       -----------
Net deferred tax liability                                                                               (559)             (980)
Income tax payable                                                                                       (147)              (78)
                                                                                                 ------------       -----------
                                                                                                 $       (706)      $    (1,058)
                                                                                                 ============       ===========

As of June 30, 2001, the Company had approximately $1.4 billion of combined unused tax net operating loss carryforwards, expiring between 2002 and 2021. As part of a consolidated tax return, the Company and certain of its subsidiaries are not required to record a valuation allowance against their net operating loss ("NOLs") since it is more likely than not that these loss carryforwards will be realized on a consolidated basis, in future years. Pursuant to the Tax Sharing Agreement, these NOLs on a stand-alone basis will be utilized concurrent with the utilization of the NOLs at the consolidated tax level. For its remaining subsidiaries, realization of these NOLs is dependent on

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided.

As noted above, certain subsidiaries of the Company are included in the consolidated group of News Publishing Australia Limited ("NPAL"), the principal U.S. subsidiary of News Corporation, for U.S. federal income tax purposes (the "Consolidated Group") as well as in certain consolidated, combined or unitary groups which include NPAL and/or certain of its subsidiaries (the "Combined Group") for state and local income tax purposes. The Company and NPAL have entered into a tax sharing agreement (the "Tax Sharing Agreement"). Pursuant to the Tax Sharing Agreement, the Company and NPAL generally will make payments between them such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in the Consolidated Group or any Combined Group, the amount of such consolidated or combined taxes to be paid by the Company will be determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in the Consolidated Group or Combined Group filed their own consolidated, combined or unitary tax return. Net operating losses and other future tax benefits actually availed of to reduce the tax liabilities of the Consolidated Group or Combined Group and any taxes actually paid by the Company's subsidiaries included in such groups will be taken into account for this purpose. The Company will be responsible for any taxes with respect to tax returns that include only the Company and its subsidiaries.

Pursuant to the Tax Sharing Agreement, the Company paid a total of $153 million in income taxes to NPAL for the year ended June 30, 2001 for June 30, 2000 and 2001 taxable income. The income taxes paid in fiscal 2000 and 1999 were not significant.

11. SHARE OPTION PLAN

The Company does not have a share option plan.

Certain of the Company's employees have been granted News Corporation stock options under News Corporation's Share Option Plan (the "Plan"). The price of options granted under the Plan is the weighted average market price of the shares sold on the Australian Stock Exchange during the five trading days immediately prior to the date of the option being granted. Stock options are exercisable at a ratio of four options per American Depositary Receipt ("ADR").

Options issued under the Plan have a term of ten years, but are exercisable only after they have been vested in the option holder. The options granted vest and become exercisable as to one quarter on each anniversary of the grant until all options have vested.

As permitted under SFAS No. 123, the Company has chosen to account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25.

A summary of the Plan activity is as follows for the year ended June 30, (in thousands of shares and Australian dollars):

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   2001                        2000                    1999
                                                          ------------------------    ---------------------    --------------------
                                                                         WEIGHTED                 WEIGHTED                WEIGHTED
                                                                          AVERAGE                 AVERAGE                  AVERAGE
                                                                         EXERCISE                 EXERCISE                EXERCISE
                                                          OPTIONS          PRICE       OPTIONS     PRICE        OPTIONS     PRICE
                                                          --------      ----------    ---------  ----------    ---------  --------
Outstanding at the beginning of the year                    46,419         A$ 7.75       42,278     A$ 6.32       31,481    A$5.22
Granted                                                     20,083         A$17.74       16,851     A$10.52       14,567    A$8.28
Exercised                                                   (4,736)        A$ 6.35       (8,120)    A$ 6.47       (2,849)   A$5.62
Cancelled                                                   (2,181)        A$12.16       (4,590)    A$ 7.04         (921)   A$4.96
                                                          --------      ----------    ---------  ----------    ---------  --------
Outstanding at the end of the year                          59,585         A$11.08       46,419     A$ 7.75       42,278    A$6.32
                                                          ========      ==========    =========  ==========    =========  ========

Exercisable at the end of the year                          21,687                       14,207                   11,204
Weighted average fair value of options granted                             A$ 7.50                  A$ 4.52                 A$3.25

As of June 30, 2001, 14,742 of the outstanding options have exercise prices between A$4.79 and A$6.56, a weighted average exercise price of A$4.95 and a weighted average remaining contractual life of 5.70 years. Of these, 12,412 are exercisable with a weighted average exercise price of A$4.97. 25,550 of the outstanding options have exercise prices between A$8.08 and A$10.86, a weighted average exercise price of A$9.57 and a weighted average remaining contractual life of 7.79 years. Of these, 9,263 are exercisable with a weighted average exercise price of A$9.19. The remaining 19,292 options have exercise prices between A$12.68 and A$18.15, with a weighted average exercise price of A$17.75 and a weighted average remaining contractual life of 9.12 years. Of these, 12 are exercisable with a weighted average exercise price of A$13.01.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:


                                               2001        2000       1999
                                             --------     -------  ---------
Australian risk free interest rate               6.59%       6.55%      4.81%
Dividend yield                                    1.5%        1.5%       1.5%
Expected volatility                             33.27%      33.27%     33.27%
Expected life of options                      7 years     7 years    7 years


Had compensation expense for the Plan been determined on the fair value at the date of grant for options under the alternative method prescribed by SFAS No. 123, the Company's Net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                                                      Year Ended June 30,
                                                                      ---------------------------------------------------
                                                                        2001                   2000               1999
                                                                      --------              ----------         ----------
                                                                              (in millions except per share data)
Net income (loss):
As reported                                                            $  (288)              $    145          $      205
Pro forma                                                                 (308)                   129                 195
Basic and diluted earnings (loss) per share:
As reported                                                            $ (0.40)              $   0.20          $     0.33
Pro forma                                                                (0.43)                  0.18                0.31

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Accumulated plan benefits and plan net assets for the Company's defined benefit plans are as follows as of June 30, 2001:

                                                                                    Assets           Projected
                                                                                    Exceed           Benefits
                                                                                   Projected          Exceed
                                                                                   Benefits           Assets            Total
                                                                                 -----------      --------------     -----------
                                                                                                  (in millions)
Actuarial present value of accumulated benefit obligations:
  Vested                                                                         $        14      $          239      $      253
  Nonvested                                                                                -                   -               -
                                                                                 -----------      --------------      ----------
Accumulated benefit obligation                                                            14                 239             253
  Effect of projected future salary increases                                              3                  36              39
                                                                                 -----------      --------------      ----------
Total projected benefit obligations                                                       17                 275             292
Plan assets at fair value                                                                 17                 220             237
                                                                                 -----------      --------------      ----------
Plan assets (in excess of) less than projected benefit obligations               $         -      $           55      $       55
                                                                                 ===========      ==============      ==========

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension costs were as follows for the year ended June 30:

                                                                                    2001            2000            1999
                                                                                 ----------    --------------    ----------
                                                                                                (in millions)
Service cost-benefits earned during the period                                   $       16    $           16    $       15
Interest cost on projected benefit obligation                                            19                17            16
Expected return on plan assets                                                          (24)              (21)          (20)
Net amortization and deferral                                                             -                 -             -
                                                                                 ----------    --------------    ----------
Net periodic pension cost                                                        $       11    $           12    $       11
                                                                                 ==========    ==============    ==========

The following assumptions were used in accounting for the defined benefit plans for the year ended June 30:

                                                                                    2001            2000            1999
                                                                                 ----------    --------------    ----------
Discount rate                                                                    7% - 7.75%              7.25%         7.25%
Expected return on plan assets                                                          10%                10%           10%
Rate of increase in future compensation                                          4% - 5.5%             4% - 6%       4% - 6%

The following table sets forth the change in defined benefit obligation for the Company's benefit plans for the year ended June 30:

                                                                                                    2001            2000
                                                                                               --------------    ----------
                                                                                                       (in millions)
Benefit obligation, beginning of the year                                                      $          253    $      242
Service cost                                                                                               16            16
Interest cost                                                                                              19            17
Benefits paid                                                                                             (10)           (9)
Actuarial gain (loss)                                                                                      14           (13)
                                                                                               --------------    ----------
Benefit obligation, end of the year                                                            $          292    $      253
                                                                                               ==============    ==========

The following table sets forth the change in the fair value of plan assets for the Company's defined benefit plans for the year ended June 30:

                                                                                                    2001           2000
                                                                                               --------------    ----------
                                                                                                       (in millions)
Fair value of plan assets, beginning of the year                                               $          232    $      221
Actual return on plan assets                                                                               (3)           17
Employer contributions                                                                                     18             3
Benefits paid                                                                                             (10)           (9)
                                                                                               --------------    ----------
Fair value of plan assets, end of the year                                                     $          237    $      232
                                                                                               ==============    ==========

The funded status of the defined benefit plans was as follows as of June 30:

                                                                                                    2001           2000
                                                                                               --------------    ----------
                                                                                                       (in millions)
Funded status                                                                                  $          (55)   $      (21)
Unrecognized net (gain) loss                                                                               33            (7)
Unrecognized prior service cost                                                                            (2)           (3)
                                                                                               --------------    ----------
Accrued pension liability, end of the year                                                     $          (24)   $      (31)
                                                                                               --------------    ----------

13. RELATED PARTY TRANSACTIONS

As a subsidiary of News Corporation, the Company has entered into a Master Intercompany Agreement, which will provide various cash management, financial, tax, legal and other services. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement has been mutually agreed upon based upon allocated costs; provided that all such consideration and any material arrangements are subject to the approval of the audit committee of the Company. The Company has used and expects that it will continue to use various

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash management, financial, tax, legal and other services provided by News Corporation or its subsidiaries. All costs relating to direct intercompany services have been reflected in the accompanying consolidated financial statements.

The Master Intercompany Agreement has been entered into in the context of a parent-subsidiary relationship; therefore, these services are not the result of arm's-length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof will be effected on terms at least favorable to the Company as could have been obtained from unaffiliated third parties.

The Company and its subsidiaries sell broadcast rights to certain of its filmed entertainment products to other affiliates of News Corporation. Management believes that the pricing of these transactions results from arm's-length negotiations between the parties and are reflective of the market value for these rights. The revenues associated with these sales were not significant in the periods presented.

The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. Intercompany interest expense of $239 million, $211 million and $164 million for the year ended June 30, 2001, 2000 and 1999, respectively, is included in interest expense, net in the consolidated statements of operations and reflects the net interest expense associated with the aggregate borrowings from subsidiaries or affiliates of News Corporation. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowings as set forth in the Master Intercompany Agreement. As of June 30, 2001, the intercompany interest rate approximated 8%.

As of June 30, 2001, the Company has two fully subordinated notes receivable from FFW, which aggregate $58 million. Both of these notes have interest rates of 20% and mature between June and September 2009.

The Company, through the normal course of business, is involved in transactions with its equity affiliates that have not been significant in any of the periods presented.

14. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases transponders, office facilities, equipment and microwave channels used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2016. Future minimum payments under non-cancelable long-term operating leases aggregate $515 million, of which $278 million is payable over the next five years.

Total operating lease expense was approximately $70 million, $77 million and $67 million for the year ended June 2001, 2000 and 1999, respectively.

COMMITMENTS AND CONTINGENCIES

Under the Company's eight-year contract with the National Football League, which contains certain termination clauses, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $3.3 billion as of June 30, 2001, and are payable over the remaining five year term.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's eight-year contract with the National Association of Stock Car Auto Racing ("NASCAR"), which contains certain termination clauses, gives the Company rights to broadcast certain NASCAR races. This agreement commenced in February 2001 with the Daytona 500. The remaining future minimum payments for program rights to broadcast certain NASCAR events aggregated approximately $1.6 billion as of June 30, 2001, and are payable over the remaining seven year term.

The Company's minimum commitments and guarantees under certain other programming, production, licensing, artists, athletes and other agreements aggregated approximately $8.0 billion as of June 30, 2001, which are payable principally over a five year period.

GUARANTEES OF NEWS CORPORATION DEBT

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During fiscal year 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2001 and 2000 was approximately $9.3 billion and $9.9 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2002 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations.

FOX NEWS

AT&T, through a predecessor company, holds a warrant to purchase (the "Warrant") a 20% non-voting common equity interest in Fox News Channel LLC ("Fox News") exercisable until January 2, 2002 (the "Exercise Date"). The Warrant is exercisable at an exercise price of $200 million plus interest accrued monthly from May 1, 1997 through the Exercise Date (the exercise price is approximately $280 million as of June 30, 2001). On October 1, 2003, subject to certain conditions, AT&T will have the right to put its equity interest in Fox News to the Company in return for, at the Company's sole option, either (a) cash, or (b) an equivalent amount in News Corporation preferred shares. The amount of cash or preferred shares will be calculated based on the appropriate fair market value of the 20% equity interest in Fox News determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by valuation procedures using an independent investment banker.

LITIGATION

In the ordinary course of business, the Company has become involved in disputes or litigation. While the results of such disputes cannot be predicted with certainty, in management's opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material adverse effect on the Company's financial position or its results of operations.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION

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

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. Should the internal management structure of the Company change, the reportable operating segments of the Company will likewise change. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 2). The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

                                                                            For the Year Ended June 30,
                                                                  -----------------------------------------------
                                                                     2001              2000              1999
                                                                  -----------      ------------       -----------
                                                                                   (in millions)
Revenues:
  Filmed Entertainment                                            $     3,585      $      3,856       $     4,416
  Television Stations                                                   1,550             1,635             1,469
  Television Broadcast Network                                          1,823             1,751             1,743
  Other Television Businesses                                              91                97               118
  Cable Network Programming                                             1,455             1,250               311
                                                                  -----------      ------------       -----------
 Total revenues                                                   $     8,504      $      8,589       $     8,057
                                                                  ===========      ============       ===========

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    For the Year Ended June 30,
                                                                    -----------------------------------------------------------
                                                                       2001                    2000                     1999
                                                                    -----------           ---------------           -----------
                                                                                           (in millions)
Operating income (loss):
  Filmed Entertainment                                              $       286           $           128           $       355
  Television Stations                                                       499                       585                   557
  Television Broadcast Network                                              (65)                       29                   (32)
  Other Television Businesses                                                (9)                      (11)                   (7)
  Cable Network Programming                                                 (59)                      (75)                 (157)
                                                                    -----------           ---------------           -----------
 Total operating income (loss)                                              652                       656                   716
                                                                    -----------           ---------------           -----------
Interest expense, net                                                      (345)                     (297)                 (223)
Equity losses of affiliates                                                 (92)                      (90)                 (146)
Minority interest in subsidiaries                                           (14)                       (4)                    -
Other income (expense)                                                      190                         -                     -
                                                                    -----------           ---------------           -----------
Income before income taxes                                          $       391           $           265           $       347
                                                                    ===========           ===============           ===========

Depreciation and amortization:
  Filmed Entertainment                                              $        64           $            51           $        41
  Television Stations                                                       184                       189                   174
  Television Broadcast Network                                               20                        18                    16
  Other Television Businesses                                                 1                         -                     4
  Cable Network Programming                                                 208                       182                    80
                                                                    -----------           ---------------           -----------
 Total depreciation and amortization                                $       477           $           440           $       315
                                                                    ===========           ===============           ===========

Capital expenditures:
  Filmed Entertainment                                              $        58           $            72           $       116
  Television Stations                                                        22                        85                   133
  Television Broadcast Network                                               11                        12                    49
  Other Television Businesses                                                 -                         -                     -
  Cable Network Programming                                                  54                        78                     9
                                                                    -----------           ---------------           -----------
 Total capital expenditures                                         $       145           $           247           $       307
                                                                    ===========           ===============           ===========

Equity losses of affiliates which primarily relate to entities involved in the production and licensing of cable network programming, Interest expense, net, Minority interest in subsidiaries, Other income (Expense) and Income tax on a stand-alone basis are not allocated to segments, as they are not under the control of the segment management.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        As of June 30,
                                                                                  ------------------------
                                                                                     2001           2000
                                                                                  ---------       --------
                                                                                       (in millions)
Total assets:
    Filmed Entertainment                                                          $  4,382        $  4,620
    Television Stations                                                              6,106           6,213
    Television Broadcast Network                                                     1,534           1,382
    Other Television Businesses                                                        308             364
    Cable Network Programming                                                        4,033           3,841
    Investments in equity affiliates                                                 1,493           1,510
                                                                                  --------        --------
  Total assets                                                                    $ 17,856        $ 17,930
                                                                                  ========        ========

Intangibles, net:
    Filmed Entertainment                                                          $    459        $    469
    Television Stations                                                              4,783           4,918
    Television Broadcast Network                                                         -               -
    Other Television Businesses                                                          -               -
    Cable Network Programming                                                        2,405           2,449
                                                                                  --------        --------
  Total intangibles, net                                                          $  7,647        $  7,836
                                                                                  ========        ========

                                                                          For the Year Ended June 30,
                                                                 -----------------------------------------
Geographic Segments                                                2001             2000            1999
                                                                 --------         --------        --------
                                                                                (in millions)
Revenues:
    United States and Canada                                     $  6,917         $  6,660        $  6,150
    Europe                                                          1,071            1,175           1,173
    Other                                                             516              754             734
                                                                 --------         --------        --------
  Total revenues                                                 $  8,504         $  8,589        $  8,057
                                                                 ========         ========        ========

                                                                                        As of June 30,
                                                                                  ------------------------
                                                                                     2001           2000
                                                                                  ---------       --------
                                                                                       (in millions)
Long-Lived Assets:
    United States and Canada                                                      $ 13,911        $ 14,507
    Europe                                                                              87              16
    Other                                                                               76              56
                                                                                  ---------       --------
  Total long-lived assets                                                         $ 14,074        $ 14,579
                                                                                  =========       ========

Revenues are attributed to geographic segments based on the orgin of the sale. Revenues from any individual foreign country were not material in the periods presented. There is no material reliance on any single customer.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

                                                                          For the Year Ended June 30,
                                                                 -----------------------------------------
                                                                   2001             2000            1999
                                                                 --------         --------        --------
                                                                                (in millions)
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
  Balance at the beginning of the year                           $    167         $    125        $    204
  Charged to costs and expenses                                       242              194             185
  Actual returns/ write-offs/ recoveries/ other                      (239)            (152)           (264)
                                                                 --------         --------        --------
  Balance at the end of the year                                 $    170         $    167        $    125
                                                                 ========         ========        ========

                                                                               As of June 30,
                                                                 -----------------------------------------
                                                                   2001             2000            1999
                                                                 --------         --------        --------
                                                                                (in millions)
INTANGIBLE ASSETS, NET
  Goodwill                                                       $  3,284         $  3,252        $  1,011
  FCC licenses                                                      5,506            5,506           5,505
  Franchises and other                                                212              212             212
                                                                 --------         --------        --------
                                                                    9,002            8,970           6,728
  Less accumulated amortization                                    (1,355)          (1,134)           (910)
                                                                 --------         --------        --------
  Total intangible assets, net                                   $  7,647         $  7,836        $  5,818
                                                                 ========         ========        ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                      For the Three Months Ended
                                                                      ---------------------------------------------------------
                                                                      September 30,   December 31,      March 31,      June 30,
                                                                      -------------   ------------      ---------      --------
                                                                                  (in millions, except per share amounts)
Fiscal 2001
---------------------------------------------
Revenues                                                                $ 1,828          $ 2,502         $ 1,965      $ 2,209
Operating income                                                            171              276             100          105
Net income (loss)                                                          (458)               5              (9)         174
Basic and diluted earnings (loss) per share                             $ (0.63)         $  0.01         $ (0.01)     $  0.24

Fiscal 2000
---------------------------------------------
Revenues                                                                $ 1,801          $ 2,436         $ 1,884      $ 2,468
Operating income                                                            174              212             151          119
Net income (loss)                                                            43               94              19          (11)
Basic and diluted earnings (loss) per share                             $  0.06          $  0.13         $  0.03      $ (0.02)

18. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142," Goodwill and Other Intangible Assets." SFAS No.141 requires all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statement of operations.

19. SUBSEQUENT EVENTS

a) In July 2001, News Corporation acquired Chris-Craft Industries, Inc., BHC Communications, Inc. and United Television, Inc (collectively, "Chris-Craft"). Total consideration paid by News Corporation amounted to US$2.03 billion in cash and the issuance of 68,854,209 preferred ADRs, representing 275,416,836 News Corporation preferred limited voting ordinary shares. News Corporation subsequently transferred the acquired business (excluding approximately US$1.7 billion in cash) to the Company, for an exchange in which, the Company issued to News Corporation 122,244,272 Class A common shares of the Company, increasing News Corporation's equity interest in the Company from 82.76% to approximately 85.25%. The Company then assigned the licenses issued by the FCC for the acquired television stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the acquired stations. In July 2001, News Corporation entered into a binding agreement to swap KTVX-TV in Salt Lake City and KMOL-TV in San Antonio, to Clear Channel Communications, Inc. in exchange for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, in August 2001, News Corporation entered into an Asset Exchange Agreement to swap KBHK-TV in San Francisco, recently acquired in the Chris-Craft transaction, to Viacom in exchange for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap"). Both the Clear Channel and the Viacom swaps are subject to FCC approval.

b) In March 2001, certain investors in Speedvision Network LLC ("Speedvision") and Outdoor Life Network LLC ("Outdoor Life") exercised their rights to require subsidiaries of the Company to purchase all of the interests held by them in Speedvision and Outdoor Life. The aggregate ownership percentage of the investors was approximately 53.44% and 50.23% of Speedvision and Outdoor Life, respectively. Based on independent fair value determinations of these interests, on July 25, 2001, the Company paid total consideration of approximately $401 million and approximately $309 million to purchase the investors' interests in Speedvision and Outdoor Life, respectively, which resulted in the Company owning approximately 85.46% of Speedvision and approximately 83.18% of Outdoor Life. The remaining interests in Speedvision and Outdoor Life are owned by Comcast. Shortly following the exercise of the Speedvision and Outdoor Life "put" options described above, the Company entered into a Purchase Agreement with Comcast pursuant to which the Company will sell the Company's approximate 83.18% interest in Outdoor Life to Comcast. Pursuant to the Purchase Agreement, Comcast elected to call the Company's interest in Outdoor Life on August 23, 2001 for approximately $512 million. The transaction is expected to close during the second quarter of fiscal 2002. As a result of the Company's purchase of the additional 53.44% of Speedvision as described above, the Company will consolidate the results of Speedvision subsequent to July 25, 2001.

c) The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of Fox Sports International. On July 15, 2001, under a preexisting option Liberty exercised its right to cause Liberty/TINTA to sell its 50% interest in Fox Sports International held by Liberty/TINTA to News Corporation in exchange for 3,633,866 ADRs of News Corporation representing 14,535,464 preferred shares subject to adjustment for dividends paid since July 1999. Under the terms of this transaction, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A common stock. This transaction is expected to close during the second quarter of fiscal 2002.

                         FOX ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d) Haim Saban, Chairman and Chief Executive Officer of FFW, during December 2000, exercised his right to require Fox Broadcasting Company to purchase all of the Class B Common Stock of FFW held by Mr. Saban, other former stockholders of Saban Entertainment, Inc. and their transferees ("the Saban Interest"). In January 2001, a subsidiary of Fox Broadcasting Company exercised its option to purchase the Saban Interest. In July 2001, the Company, Haim Saban and the other stockholders of FFW and subordinated debtholders reached a definitive agreement to sell FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.3 billion (including the assumption of certain debt). Fox Broadcasting Company has entered into an arm's-length programming arrangement with Disney to allow the continued broadcast for the 2001-2002 broadcast season of certain FFW programming on Fox affiliates through the Fox Kids Network following closing of the FFW sale to Disney. This transaction is expected to close during the second quarter of fiscal 2002.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheets of Fox Family Worldwide, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
September 17, 2001

                          FOX FAMILY WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                                    June 30, 2000    June 30, 2001
                                                                                                  ---------------   --------------
Assets:
Cash and cash equivalents.......................................................................     $   89,674        $   86,327
Restricted cash.................................................................................          8,215             8,225
Accounts receivable, net of allowance for doubtful accounts of $4,688 and $5,321 at
     June 30, 2000 and 2001, respectively.......................................................        143,817           149,540
Amounts receivable from related parties, net....................................................         56,753           140,039
Programming costs, net..........................................................................        671,443           710,101
Property and equipment, net.....................................................................         51,874            48,693
Deferred income taxes...........................................................................             --             3,228
Intangible assets, net..........................................................................      1,481,189         1,440,667
Other assets, net...............................................................................         51,297            35,076
                                                                                                   ------------------------------
  Total assets..................................................................................     $2,554,262        $2,621,896
                                                                                                   ==============================

Liabilities and stockholders' deficit:
Accounts payable................................................................................     $   57,773        $   59,402
Accrued liabilities.............................................................................         96,959            94,367
Accrued programming costs.......................................................................        153,765           151,495
Deferred revenues...............................................................................         36,534            36,105
Accrued participations..........................................................................         54,073            55,878
Deferred income taxes...........................................................................         14,888            17,591
Bank and other debt.............................................................................      1,744,134         1,868,547
Amounts payable to related parties, net.........................................................         21,243            22,672
                                                                                                   ------------------------------
  Total liabilities.............................................................................      2,179,369         2,306,057
                                                                                                   ------------------------------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value; 500,000 shares authorized;
  345,000 shares issued and outstanding ($1,000 per share liquidation value)....................        345,000           345,000
                                                                                                   ------------------------------
Minority interest...............................................................................         54,236            53,744
                                                                                                   ------------------------------

Stockholders' deficit:
  Preferred Stock, $0.001 par value; 2,000,000 shares authorized, of which 500,000 shares are
    designated as Series A Preferred Stock; no shares issued or outstanding.....................             --                --
  Class A Common Stock, $0.001 par value; 2,000,000 shares authorized, 160,000 shares
    issued and outstanding at June 30, 2000 and 2001, respectively..............................             --                --
  Class B Common Stock, $0.001 par value; 16,000,000 shares authorized, 15,840,000 shares
    issued and outstanding at June 30, 2000 and 2001, respectively..............................             16                16
  Contributed capital...........................................................................         78,671            78,671
  Accumulated other comprehensive loss..........................................................         (6,683)           (8,468)
  Deficit.......................................................................................        (96,347)         (153,124)
                                                                                                   ------------------------------
  Total stockholders' deficit...................................................................        (24,343)          (82,905)
                                                                                                   ------------------------------
  Total liabilities and stockholders' deficit...................................................     $2,554,262        $2,621,896
                                                                                                   ==============================

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands)

                                                                      Years Ended June 30,
                                                     ----------------------------------------------------
                                                        1999               2000                 2001
                                                     ------------     --------------       --------------
Revenues...........................................      $635,273           $641,876            $ 724,221
                                                     ------------     --------------       --------------

Costs and expenses:
  Production and programming.......................       302,232            270,549              311,309
  Selling, general and administrative..............       173,245            209,477              216,566
  Depreciation.....................................        10,083             10,883               11,582
  Amortization of intangibles......................        40,434             40,522               40,522
                                                     ------------     --------------       --------------
                                                          525,994            531,431              579,979
                                                     ------------     --------------       --------------

                                                          109,279            110,445              144,242
Operating income...................................

Equity in loss (earnings) of affiliates............         5,088              1,609               (1,559)
Minority interest share of losses..................          (444)            (2,184)                (491)
Other income, net..................................           (62)                --                   --
Interest expense, net..............................       169,107            168,415              172,018
Gain on issuance of subsidiary stock:
  Staff Accounting Bulletin No. 51 gain............            --            117,316                   --
  Gain on issuance of subsidiary stock.............            --             78,623                   --
                                                     ------------     --------------       --------------
Income (loss) before provision for income taxes....       (64,410)           138,544              (25,726)
Provision for income taxes.........................         1,989             77,159                   --
                                                     ------------     --------------       --------------
Net income (loss)..................................      $(66,399)          $ 61,385            $ (25,726)
                                                     ============     ==============       ==============


                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                 Series A      Class A and Class B               Accumulated
                             Preferred Stock      Common Stock                      Other
                             ----------------     ------------      Contributed Comprehensive                         Comprehensive
                             Shares    Amount   Shares      Amount    Capital       Loss         Deficit     Total    Income (Loss)
                             ------    ------   ------      ------    -------       ----         -------     -----    -------------
Balance at June 30, 1998         --    $   --    16,000    $     16 $    60,731 $      (1,201) $  (29,150) $  30,396
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,048)   (31,048)
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --          (692)         --       (692) $        (692)
 Net loss...................     --        --        --          --          --            --     (66,399)   (66,399)       (66,399)
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 1999         --        --    16,000          16      60,731        (1,893)   (126,597)   (67,743) $     (67,091)
                                                                                                                      =============
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,135)   (31,135)
 Capital contribution by
  related party in formation
  of an unconsolidated
  affiliate.................     --        --        --          --      17,940            --          --     17,940
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --        (4,790)         --     (4,790) $      (4,790)
 Net income.................     --        --        --          --          --            --      61,385     61,385         61,385
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 2000         --        --    16,000          16      78,671        (6,683)    (96,347)   (24,343) $      56,595
                                                                                                                      =============
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,051)   (31,051)
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --        (1,785)         --     (1,785) $      (1,785)
 Net loss...................     --        --        --          --          --            --     (25,726)   (25,726)       (25,726)
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 2001         --    $   --    16,000    $     16 $    78,671 $      (8,468) $ (153,124) $ (82,905) $     (27,511)
                             ======    ======  ========    ======== =========== =============  ==========  =========  =============

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                                     Years Ended June 30,
                                                                                            -------------------------------------
                                                                                               1999          2000         2001
                                                                                            ----------    ----------   ----------
Operating activities:
Net income (loss)........................................................................   $  (66,399)   $   61,385   $  (25,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of programming costs......................................................      277,808       223,060      266,219
  Depreciation...........................................................................       10,083        10,883       11,582
  Amortization of intangibles............................................................       40,434        40,522       40,522
  Amortization of debt issuance costs....................................................        3,253         3,250        3,269
  Reduction of goodwill due to realization of tax benefits...............................           --        18,141           --
  Equity in loss (earnings) of affiliates................................................        5,088         1,609       (1,559)
  Minority interest in share of losses...................................................         (444)       (2,184)        (491)
  Non-cash interest expense..............................................................       66,746        79,983       94,002
  Gain on issuance of subsidiary stock...................................................           --      (195,939)          --
  Changes in operating assets and liabilities:
   Restricted cash.......................................................................         (204)          (11)         (10)
   Accounts receivable...................................................................      (12,997)        1,233       (5,723)
   Amounts receivable from related parties...............................................       44,043       (22,753)     (83,286)
   Other assets..........................................................................        5,143        16,425       12,161
   Accounts payable and accrued liabilities..............................................      (42,500)       11,931         (963)
   Accrued programming costs.............................................................       29,076        66,124       (2,270)
   Deferred revenue......................................................................      (15,204)      (22,780)        (429)
   Accrued participations................................................................      (13,741)       15,213        1,805
   Deferred income taxes, net............................................................           --        32,969         (525)
                                                                                            ----------    ----------   ----------
          Net cash provided by operating activities......................................      330,185       339,061      308,578
                                                                                            ----------    ----------   ----------
Investing activities:
Purchase of property and equipment.......................................................      (11,394)       (8,256)     (11,449)
Additions to production and programming costs............................................     (358,399)     (352,689)    (301,829)
Intangible assets........................................................................       14,000            --           --
Other....................................................................................       (4,279)       (1,747)         564
                                                                                            ----------    ----------   ----------
          Net cash used in investing activities..........................................     (360,072)     (362,692)    (312,714)
                                                                                            ----------    ----------   ----------
Financing activities:
Proceeds from bank borrowings............................................................       25,622        36,073       31,734
Payments on bank borrowings..............................................................     (137,296)     (112,969)      (1,054)
Dividends on Preferred Stock.............................................................      (31,048)      (31,135)     (31,051)
Proceeds on Fox Kids Europe N.V. public offering, net....................................           --       152,963           --
Cost accrued for Fox Kids Europe N.V. public offering....................................           --           915           --
Paydown on NAI Bridge loan...............................................................         (267)         (268)        (269)
Proceeds from Fox Subordinated Debt......................................................       25,000        15,000           --
Advances from related parties............................................................      112,421         5,868        1,429
                                                                                            ----------    ----------   ----------
          Net cash provided by (used in) financing activities............................       (5,568)       66,447          789
                                                                                            ----------    ----------   ----------
Increase (decrease) in cash and cash equivalents.........................................      (35,455)       42,816       (3,347)
Cash and cash equivalents at beginning of year...........................................       82,313        46,858       89,674
                                                                                            ----------    ----------   ----------
Cash and cash equivalents at end of year.................................................   $   46,858    $   89,674   $   86,327
                                                                                            ==========    ==========   ==========
Supplemental disclosure of cash flow information
  Cash paid during the year for:
   Interest (net of amounts capitalized).................................................   $   86,874    $   80,646   $   73,037
                                                                                            ==========    ==========   ==========
   Income taxes..........................................................................   $    2,296    $    2,178   $    3,628
                                                                                            ==========    ==========   ==========

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

                          FOX FAMILY WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1. Basis of Financial Statement Presentation and Organization

     Fox Family Worldwide, Inc. ("Fox Family Worldwide" or the "Company") is an integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal operations comprise (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 96% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America, Inc. ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 34.5 million households operating in approximately 73 countries and 16 languages worldwide. The Company's production and distribution operations include Saban Entertainment, Inc. ("Saban"), whose library of approximately 6,500 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"), and certain other subsidiaries. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

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

     The financial statements of the Company as of and for the years ended June 30, 1999, 2000 and 2001 reflect the consolidated financial statements of Fox Family Worldwide and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet.

  The Reorganization

     The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding, Inc. ("FCN Holding") and Saban. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other former stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in Fox Kids Worldwide, L.L.C. (the "LLC") and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.427%.

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

     As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned indirect subsidiary of Fox Broadcasting, as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by The News Corporation Limited ("News Corp."), or (iii) under the Funding Agreement among News Corp., News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., and the Company (the "Funding Agreement"), and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If FBSI elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

     In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, as amended (the "Stock Ownership Agreement") the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The purchase price formula under the option is based on the fair market value of the Company. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately distributed that agreement to FBSI.

     In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban upon the occurrence of certain events. In connection with the "Change of Control" provisions of the Indentures that govern the Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, would not constitute a "Change of Control."

     On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call

Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement, to purchase such shares pursuant thereto. (See Note 14 - Subsequent Event.)

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

2.  Summary of Significant Accounting Policies

 Principles of Consolidation

     The consolidated financial statements for the years ended June 30, 1999, 2000 and 2001 include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The accounts of certain foreign subsidiaries were consolidated as of May 31 due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in June 1999, 2000 and 2001 that materially affected the Company's consolidated financial position or results of operations. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

 Revenue Recognition

     Revenue from television, music, and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, is recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenues. Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast. The Company generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. Subscriber revenue is recognized based upon the reported level of subscribers.

 Production and Programming Costs

     Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which the Company owns or controls distribution rights. Under such method, costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming cost inventories are amortized.

     For programs in which the Company acquires only broadcast rights, the Company amortizes such program costs over the estimated number of telecasts. The Company evaluates its programming rights for possible changes in the estimated number of telecasts or the possibility of impairment.

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

     The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 2000 and June 30, 2001, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

 Cash and Cash Equivalents

     Cash and cash equivalents consist of all highly liquid investments that are both readily convertible into cash and with maturities when purchased of three months or less to be cash equivalents.

 Restricted Cash

     Restricted cash primarily represents amounts held by financial institutions as collateral on outstanding debt.

 Financial Instruments

     Financial instruments are carried at historical cost which approximate fair value.

 Property and Equipment, net

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment acquired as part of the acquisition of IFE is stated at estimated fair market value at the date of purchase. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to eight years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is included in operating income (loss). The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

  Intangible Assets, net

     The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. Management continuously monitors and evaluates the realizability of existing assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, their carrying value is compared to management's best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Management also considers events or changes in circumstances, such as changes in the number of subscribers, which indicates that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. Estimated fair value will be based on either reliably determined third-party valuations, if available, or discounted cash flows. When discounting cash flows, a discount rate will be selected which will be commensurate with the risk involved as it relates to IFE. As of June 30, 2001, there are no indications of impairment as it relates to the intangible assets.

     Accumulated amortization of intangibles as of June 30, 2000 and 2001 was $118,513,000 and $159,035,000, respectively. For the year ended June 30, 2000, intangible assets related to the IFE acquisition were reduced by $18,141,000 due to the utilization of certain tax assets not benefited at the acquisition date.

 Debt Issuance Costs

     Included within other assets, net, are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes, the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs and deferred loan fees was $8,956,000 and $12,225,000 as of June 30, 2000 and 2001, respectively.

 Foreign Currency Translation and Cumulative Adjustment

     Saban International N.V. (SINV), which is deemed to be a wholly-owned subsidiary of the Company, uses the U.S. dollar as its functional currency. All other foreign subsidiaries of the Company use local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated into U.S. dollars based generally on the average rates prevailing during the period.

     Gains and losses arising from foreign currency transactions are included in determining net income (loss) for the period. The aggregate transaction losses for the years ended June 30, 1999, 2000 and 2001, were $1,596,000, $5,575,000 and $4,584,000, respectively, and are generally netted against the related revenues.

     The cumulative translation adjustment included in accumulated other comprehensive loss in stockholders' deficit represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by such periodic adjustments in amortization.

 Stock-Based Compensation

     The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note
12).

 Reclassifications

     Certain reclassifications have been made to prior years' financial statements to conform with fiscal 2001 presentation.

 New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules resulted in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it does not result in any changes to net income. The Company adopted SAB 101 during the first quarter of fiscal 2001. SAB 101 has had no material effect on the Company's consolidated financial statements.

     In January 2000, EITF 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF has had no material impact on the financial position or operating results of the Company.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company adopted SFAS No. 133 and 138 as of July 1, 2000, which had no material effect on the consolidated financial statements.

     In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No.
53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance of Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), issued by the American Institute of Certified Public Accountants. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development costs for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. The Company will also be required to classify film additions to operating activities in the statements of cash flow as opposed to the Company's current policy of including these as investing activities. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 will result in a one-time, non-cash, pre-tax charge as a cumulative effect of accounting change in the range of approximately $55 million to $60 million.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and is effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The impact of such adoption has not been determined.

3.  Acquisition of International Family Entertainment, Inc.

     On August 1, 1997, the Company acquired a 50.7% interest in IFE through the purchase, for $35 per share, of the stock owned by M.G. "Pat" Robertson, Tim Robertson and certain trusts of which they are trustees, The Christian Broadcasting Network, Inc. ("CBN") and Regent University (together, the "Privately Owned Shares") and Liberty IFE exchanged of all of the IFE stock owned by it and $23,000,000 principal amount of 6% Convertible Secured Notes due 2004 of IFE (the "Convertible Notes") (which have since been retired) for shares of Series A Mandatorily Redeemable Preferred Stock of the Company (the "IFE Acquisition"). On September 4, 1997, the Company consummated a merger to acquire the remaining shares of IFE from the public shareholders. Total consideration for the IFE Acquisition was approximately $1.9 billion including assumption of liabilities. The Company paid approximately $545,000,000 for the Privately Owned Shares and issued $345,000,000 of its Series A Mandatorily Redeemable Preferred Stock to Liberty IFE as payment for the IFE stock and the Convertible Notes. The balance of the consideration was paid to acquire the publicly traded shares through the merger, to cash out existing options, to acquire shares of IFE stock held by IFE senior executives and employees, and to assume IFE's existing bank debt, which has since been retired.

     When IFE was acquired, the Company had plans to relocate IFE to California and consolidate certain other operations of IFE and therefore recorded severance and related reserves of $36,500,000 of which $3,147,000, payable to former IFE employees, remains as of June 30, 2001. The Company made severance and related payments of $8,873,000 for the year ended June 30, 1999, $2,713,000 for the year ended June 30, 2000 and $1,917,000 for the year ended June 30, 2001. Severance amounts are being paid monthly to certain former employees of IFE through fiscal 2006. The Company also recorded litigation and other related accruals of $4,800,000, of which $2,444,000 remains as of June 30, 2001. The Company made litigation and other related payments of $1,139,000 and $331,000 in the years ended June 30, 2000 and 2001, respectively. Legal matters pertaining to IFE which existed prior to the acquisition are being charged against the accrual until resolution of such matters.

4.  Programming Costs, net

     Programming costs, net of accumulated amortization, are comprised of the following as of June 30, (in thousands):

                                                                                             2000
                                                                -----------------------------------------------------------------
                                                                                           Accumulated            Net Programming
                                                                     Cost                  Amortization                Costs
                                                                ----------------         ---------------          ---------------
     Children's programming.................................    $      1,446,229         $     1,177,591            $     268,638
     Family programming, movies and mini-series.............             805,078                 454,809                  350,269
     Projects in production.................................              44,818                      --                   44,818
     Development............................................               7,718                      --                    7,718
                                                                ----------------         ---------------            -------------
                                                                $      2,303,843         $     1,632,400            $     671,443
                                                                ================         ===============            =============

                                                                                              2000
                                                                 -----------------------------------------------------------------
                                                                                            Accumulated            Net Programming
                                                                      Cost                  Amortization                Costs
                                                                 ----------------         ---------------          ---------------
     Children's programming..................................    $      1,710,678         $     1,314,171          $      $396,507
     Family programming, movies and mini-series..............             840,846                 584,448                  256,398
     Projects in production..................................              41,325                      --                   41,325
     Development.............................................              15,871                      --                   15,871
                                                                 ----------------         ---------------          ---------------
                                                                 $      2,608,720         $     1,898,619          $      $710,101
                                                                 ================         ===============          ===============

     Future minimum program commitments as of June 30, 2001 are approximately $303 million.

     As of June 30, 2001 the Company estimates that approximately 71% of released unamortized programming costs will be amortized within the next three years. Interest amounting to $3,128,000, $2,253,000 and $5,759,000 was capitalized to programming costs for the years ended June 30, 1999, 2000 and 2001, respectively. Capitalized depreciation expense for the years ended June 30, 1999, 2000 and 2001 amounted to $4,020,000, $3,595,000 and $3,048,000, respectively.

5.  Property and Equipment, net

     Property and equipment is comprised of the following as of June 30, (in thousands):

                                                                                            2000               2001
                                                                                       --------------     --------------
     Studio and other equipment........................................                $       28,595     $       35,463
     Satellite transponders............................................                        39,596             39,596
     Office furniture and fixtures.....................................                        18,474             20,368
     Leasehold improvements............................................                         9,536              9,439
     Other.............................................................                         2,460              2,399
                                                                                       --------------     --------------
                                                                                               98,661            107,265
     Less accumulated depreciation and amortization....................                       (46,787)           (58,572)
                                                                                       --------------     --------------
                                                                                       $       51,874     $       48,693
                                                                                       ==============     ==============

6.  Bank and Other Debt

     Bank and other debt is comprised of the following as of June 30, (in thousands):

                                                                                                  2000              2001
                                                                                             --------------    --------------
     Senior Notes.........................................................................   $      475,000    $      475,000
     Senior Discount Notes, net of unamortized discount of $130,242 and $77,049 at
      June 30, 2000 and 2001, respectively................................................          488,428           541,621
     NAI Bridge Note......................................................................          131,784           145,884
     Fox Subordinated Notes...............................................................          194,693           221,133
     Citicorp USA, secured revolving line of credit; interest at prime rate (9.5% and
      6.75% at June 30, 2000 and 2001, respectively) or six month LIBOR (6.94% and
      3.71% at June 30, 2000 and 2001, respectively) plus 0.75%; maximum borrowings of
      $355,000............................................................................          325,000           355,000
     Citicorp USA; secured term loan facility; interest at prime rate (9.5% and 6.75%
      at June 30, 2000 and 2001, respectively) or six month LIBOR (6.94% and 3.71% at
      June 30, 2000 and 2001, respectively) plus 0.75%; maximum borrowings of $120,000....          120,000           120,000
     Secured lines of credit with varying due dates between December 12, 2001 and
      November 30, 2002; maximum borrowing availability $10,578 at June 30, 2001;
      varying interest rates between 4.25% and 5.5%.......................................            9,229             9,909
                                                                                             --------------    --------------
                                                                                             $    1,744,134    $    1,868,547
                                                                                             ==============    ==============

     Payments of bank and other debt in future periods are as follows (in thousands):

     Year ending June 30,
     --------------------
     2002...............................................        $   74,386
     2003...............................................            98,710
     2004...............................................           239,688
     2005...............................................            72,124
     Thereafter.........................................         1,383,639
                                                              ------------
                                                                $1,868,547
                                                              ============

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

     In October 1997, upon consummation of the Company's Offering, the Old Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $120,000,0000 as of June 30, 2001, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, Fox Kids Holdings, LLC, was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which remained borrowers) and guarantee the Amended Credit Facility. Subsequently, two additional subsidiaries of Fox Kids Holdings, LLC were formed, Fox Family Properties, Inc. and Fox Family Management, LLC, which are also borrowers under the Amended Credit Facility.

     The collateral for the Amended Credit Facility is limited to the equity interests of Fox Kids Holdings, LLC, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and certain intercompany indebtedness of subsidiaries of Fox Kids Holdings, LLC. Scheduled payments on the term loan began December 30, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin December 28, 2001, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

     The borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR plus an applicable interest rate margin or the base rate. In addition, the Company pays a commitment fee on the unused and available amounts under the Amended Credit Facility.

     The Amended Credit Facility contains a number of significant covenants that, among other things, limit the ability of the co-borrowers and their respective subsidiaries to incur additional indebtedness, create liens and other encumbrances, prepay indebtedness, sell assets, make certain payments and investments, make distributions to owners and repurchase debt and equity. In addition, the Amended Credit Facility requires the maintenance of certain specified financial and operating covenants, including, without limitation, capital expenditure limitations and ratios of earnings before interest expense, taxes, depreciation and amortization of intangible assets ("EBITDA") to fixed charges, total debt to EBITDA and EBITDA to interest expense. The Amended Credit Facility also contains representations, warranties, covenants, conditions and events of default customary for senior credit facilities of similar size and nature. (See Note 14 - Subsequent Event.)

     On October 28, 1997, the Company issued $475,000,000 aggregate principal amount of 9-1/4% Senior Notes Due 2007 ("Senior Notes") and $618,670,000 aggregate principal amount at maturity of 10-1/4% Senior Discount Notes Due 2007 ("Senior Discount Notes" and collectively the "Notes") in a transaction not registered under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act. Gross proceeds from the offering amounted to $850,000,000. The discount on the Senior Discount Notes is being accreted under the effective interest method.

     Cash interest on the Senior Notes is payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002. Thereafter, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2003. However, at any time prior to November 1, 2002, the Company may elect (the "Cash Interest Election") on any interest payment date (the date of such Cash Interest Election, the "Cash Interest Election Date") to commence the accrual of cash interest from and after the Cash Interest Election Date, in which case the principal amount at maturity of each Senior Discount Note will on such interest payment date be reduced to the accreted value of such Senior Discount Note as of such interest payment date, and cash interest (accruing at a rate of 10- 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Discount Note on each interest payment date thereafter.

     The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:


                                                             Redemption
     Year                                                       Price
     ----                                                    -----------
     2002............................................          104.63%
     2003............................................          103.08%
     2004............................................          101.54%
     2005 and thereafter.............................          100.00%

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

                                                             Redemption
     Year                                                       Price
     ----                                                    ------------
     2002............................................          105.13%
     2003............................................          103.42%
     2004............................................          101.71%
     2005 and thereafter.............................          100.00%

     Upon the occurrence of a change of control, the Company shall be obligated to make an offer to purchase (a "Change of Control Offer"), on a business day (the "Change of Control Purchase Date") not more than 60 nor less than 30 days following the occurrence of the change of control, all of the then outstanding Notes tendered at a purchase price in cash (the "Change of Control Purchase Price") equal to (x) with respect to the Senior Notes, 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the Change of Control Purchase Date and (y) with respect to the Senior Discount Notes, 101% of the accreted value on the Change of Control Purchase Date, unless the Change of Control Purchase Date is on or after the earlier to occur of November 1, 2002 and the Cash Interest Election Date, in which case such Change of Control Purchase Price shall be equal to 101% of the aggregate principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the Change of Control Purchase Date. The Company shall be required to purchase all Notes tendered into the Change of Control Offer and not withdrawn. The Change of Control Offer is required to remain open for at least 20 business days and until the close of business on the Change of Control Purchase Date. The closing of the Disney Acquisition would result in a "Change of Control" under the Indentures that govern the Notes (See Note 14 - Subsequent Event).

     The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to all future subordinated indebtedness of the Company. Claims of the holders of the Notes will effectively be subordinated to the claims of creditors of the Company's subsidiaries, including the banks under the Bank Facility.

     The Company is subject to certain covenants in connection with the issuance of the Notes which include for example limitation on indebtedness, restricted payments, liens, dividends, transactions with affiliates and disposition of assets. The Company was in compliance with these covenants at June 30, 1999, 2000 and 2001.

     The initial Fox Subordinated Note was restated on May 19, 1998 and accretes interest at the rate of 10.427% and is due on May 1, 2008. Two additional Fox Subordinated Notes in the amounts of $25 million and $15 million were issued in June 1999 and September 1999, respectively, and accrete interest at the rate of 20% and are due on June 28, 2009 and September 27, 2009, respectively. The payment of principal and interest under the Fox Subordinated Notes is subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures. (See Note 14 - Subsequent Event.)

     On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to NAI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note has a principal amount of $345,500,000. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. In October 1997, a $215 million paydown was made to the NAI Bridge Note in connection with the issuance of the Senior Notes and Senior Discount Notes. (See Note 14 - Subsequent Event.)


7.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of June 30, (in thousands):


                                                          2000          2001
                                                       ----------    ----------

     Deferred tax liabilities:
         Accounts receivable........................    $     127     $     477
         Property and equipment.....................        5,108         6,723
         Contract discount..........................        1,042           407
         Other......................................        8,611         9,984
                                                       ----------    ----------
     Total deferred tax liabilities.................       14,888        17,591
                                                       ----------    ----------

     Deferred tax assets:
         Deferred revenues..........................        1,550           264
         Programming costs..........................       10,160         5,081
         Accrued liabilities........................       19,487        19,057
         Loss carryforwards.........................      123,467       174,090
         Other......................................        2,483         3,212
                                                       ----------    ----------

     Total deferred tax assets......................      157,147       201,704
     Valuation allowance for deferred tax assets....     (157,147)     (198,476)
                                                       ----------    ----------
     Deferred tax assets............................           --         3,228
                                                       ----------    ----------
     Net deferred tax (liabilities).................    $ (14,888)    $ (14,363)
                                                       ==========    ==========

     The Company currently has approximately $354,000,000 of operating loss carryforwards which will expire at various dates through June 30, 2021. Approximately $63,600,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

     Management has determined that as of June 30, 2001, $198,476,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $56,658,000 of the prior year valuation allowance relates to
deferred tax assets acquired in the IFE acquisition. (See Note 3).   For the
year ended June 30, 2000, the Company realized the benefit of $18,140,000 of these deferred tax assets for which the benefit was recorded as a reduction to goodwill. As of June 30, 2001, approximately $38,518,000 of the valuation allowance relates to the remaining deferred tax assets acquired in the IFE transaction. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

     Income before income taxes includes the following components (in thousands):

                                                                                         Years Ended June 30,
                                                                          ---------------------------------------------------
                                                                               1999               2000               2001
                                                                          -------------     --------------    ---------------
     Pretax income (loss):
      United States..................................................          $(86,202)          $121,879           $(33,674)
      Foreign........................................................            21,792             16,665              7,948
                                                                          -------------     --------------    ---------------
                                                                               $(64,410)          $138,544           $(25,726)
                                                                          =============     ==============    ===============


          Significant components of the provision for income taxes are as follows (in thousands):

                                                                                              Years Ended June 30,
                                                                          --------------------------------------------------------
                                                                                 1999               2000                2001
                                                                          --------------      --------------      ----------------
     Current:
      Federal........................................................       $         --        $     21,281            $       --
      State..........................................................                500               2,090                    --
      Foreign........................................................              1,489               2,678                   525
                                                                          --------------      --------------     -----------------
                                                                                   1,989              26,049                   525
     Deferred:
      Federal........................................................                 --              48,284                    --
      State..........................................................                 --               2,826                    --
      Foreign........................................................                 --                  --                  (525)
                                                                          --------------      --------------     -----------------
                                                                                      --              51,110                  (525)
                                                                          --------------      --------------     -----------------
                                                                            $      1,989        $     77,159            $       --
                                                                          ==============      ==============     =================


     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes:

                                                                                        Years Ended June 30,
                                                                          --------------------------------------------------
                                                                               1999               2000              2001
                                                                          -------------      -------------      ------------
      Tax at U.S. statutory rates.....................................              (35)%               35%              (35)%
      State taxes, net of federal benefit.............................               (4)                 2                --
      Foreign income/transactions.....................................              (10)                (8)                4
      Subsidiary disposition..........................................               --                 --              (222)
      U.S. operating loss for which no federal and state benefit was                 26                 --               197
       derived........................................................
      Change in valuation allowance...................................               --                 16                --
      Non-deductible amortization of intangibles......................               24                 10                55
      Other...........................................................                2                  1                 1
                                                                          -------------      -------------      ------------
                                                                                      3%                56%               --%
                                                                          =============      =============      ============

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $399,263,000 at June 30, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

8.  Commitments and Contingencies

 Leases

     In July 1995, the Company entered into a ten-year lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early termination at the end of the eighth year upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. The Company also leases other facilities throughout the world on an as needed basis expiring at various dates.

     Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):

     Years ending June 30,
     ---------------------
     2002.................................................           $13,531
     2003.................................................            12,472
     2004.................................................            11,376
     2005.................................................            11,306
     2006.................................................             8,983
     Thereafter...........................................             5,411
                                                                  ----------
                                                                     $63,079
                                                                  ==========

     Rent expense for the years ended June 30, 1999, 2000 and 2001, net of amounts capitalized, was approximately $6,392,000, $7,119,000 and $7,667,000, respectively.

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

 Employment Agreements

     The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $41,365,000, of which $30,278,000 is due in 2002, $9,489,000 is due in 2003 and $1,598,000 is due in 2004.

9.  Profit Sharing Plan

     The Company has a qualified tax deferred profit sharing plan (the "Plan") for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with the Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended June 30, 1999, 2000 and 2001, was approximately $448,000, $343,000 and $384,000, respectively.

     IFE had a 401(k) retirement savings plan (the "401(k) Plan") which covered the majority of its employees. Subject to certain limitations, employees were permitted to contribute up to 15% of their compensation to the 401(k) Plan. IFE's contribution to the 401(k) Plan was discretionary as determined annually by the Company's Board of Directors. As of January 1, 1999, the 401(k) Plan was terminated and the participating employee contributions were transferred to the Company's Plan.

10.  Other Related Party Transactions

     The following amounts are included within the consolidated statements of operations and balance sheets in relation to related party transactions (in thousands):

                                                                                            Years Ended June 30,
                                                                          ------------------------------------------------------
                                                                               1999                2000               2001
                                                                          ---------------     ---------------    ---------------
     Consolidated Statements of Operations
     Revenues.............................................................       $106,205            $104,373           $193,670
     Production and programming costs(1)..................................          7,179              10,588              7,297
     Selling, general and administrative expenses.........................          9,090               6,052              5,012
     Interest expense, net................................................         24,642              39,263             42,237

                                                                                                   As of June 30,
                                                                                       ------------------------------------
                                                                                              2000                2001
                                                                                       ----------------    ----------------
     Consolidated Balance Sheets
     Amounts receivable from related parties, net......................................        $ 56,753            $140,039
     Accounts payable..................................................................           3,664                 548
     Accrued liabilities...............................................................              --                 583
     Deferred revenues.................................................................           2,218                 672
     NAI Bridge Note...................................................................         131,784             145,884
     Fox Subordinated Notes............................................................         194,693             221,133
     Amounts payable to related parties, net...........................................          21,243              22,672

     ____________
     (1) Includes satellite transponder, engineering and technical support costs.


     Amounts receivable from related parties include advances of $5,631,000 and $5,578,000 at June 30, 2000 and 2001, respectively, to certain non-stockholder officers and directors of the Company.

     Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company and have collected funds related to the Company's advertising sales receivables. Amounts due to the related companies of Fox Broadcasting in connection therewith, including interest, totaled $70,724,000 at June 30, 2001. Amounts due from related companies of Fox Broadcasting totaled $98,662,000 at June 30, 2001.

     The Company broadcasts Fox Kids U.K., a cable and satellite channel via a digital transponder. The channel is distributed as part of British Sky Broadcasting Group, plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds an approximately 36% interest in BSkyB, a public company, as of June 30, 2001. As part of its agreement with BSkyB, the Company acquired, for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company entered into an analog transponder sublease agreement with BSkyB which expired February 1, 2001, requiring a financial commitment of approximately $28,000,000. A five-year digital transponder and uplink sublease agreement, commenced in late 1998 and expires October 19, 2004, requiring a future financial commitment of approximately $3,300,000, subject to annual cost of living increases. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

     The Company broadcasts FKLA, a Fox Kids branded pan-regional Latin American channel. The Company has entered into a cost sharing arrangement for employees and service support in connection with the operation of the channel with Canal Fox, a related party. The Company believes that such arrangement for employees and service support are at rates which approximate fair market value.

     Foxtel, an Australian-based cable and satellite television service, has carried a Fox Kids Network children's channel segment since 1994 under a license agreement between Foxtel and an affiliate of Fox Broadcasting. This license was assigned to the Company. Foxtel is owned and operated by Telstra, the Australian telephone company; News Corp.; and Publishing and Broadcasting Limited.

     In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company, for a minimum of fifty charter hours during a twelve month period. For the twelve months ended June 30, 1999, 2000 and 2001, the Company has paid approximately $722,000, $552,000 and $862,000, respectively, for such costs.

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

     The rights for the territory of Israel in programming produced or acquired by the Company are transferred to Duveen Trading Ltd. (Distributor), a corporation affiliated with Haim Saban's brother. The term of the agreement has been orally extended through December 31, 2001.

     The Company creates and owns all rights, titles and interests in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 is entitled to receive all publishing income derived from the exploitation of all music compositions. 5161 reimburses the Company for certain costs associated with the creation of the compositions, which amounted to $301,000, $397,000 and $285,000, respectively, for the years ended June 30, 1999, 2000 and 2001. At June 30, 2000 and 2001, approximately $316,000 and $2,000, respectively, was owed to 5161 by the Company in connection with royalties collected by the Company on behalf of 5161.

     The Company utilizes the legal services of Matthew Krane, a director of the Company since January 2000. Mr. Krane was paid approximately $145,000 for such services for the year ended June 30, 2001.

     The Company is party to a distribution agreement with Fox Family Films, Inc. ("Distributor") for "Turbo: A Power Rangers Movie," which was released theatrically in the United States in Spring 1997 and in home video in late Summer 1997. Distributor holds in perpetuity worldwide theatrical, non-theatrical, home video, and television rights in the movie (except for the territories of Japan and certain Asian territories and Israel). The Company holds the copyright as well as certain rights including merchandising, television series, stage, publication, radio, theme park and touring, music publishing and soundtrack. Commercial tie-in rights are mutually controlled by the Company and Distributor. The Company will receive 100% of gross receipts after certain distribution fees and expenses are deducted, based upon a formula set forth in the agreement.

     In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

     In January 1997, the Company obtained from Fox Television ("Fox Television"), a division of Fox, Inc., distribution rights to the New World Communications Group, Inc. ("New World") animation library of children's programming, which Fox Television acquired as part of its purchase of New World. In July 1998, the Company acquired the New World animation library from Fox Television for approximately $14.1 million.

     The Company entered into a long-term license agreement effective October 1, 1997 with Twentieth Century Fox Film Corp. ("Twentieth Century Fox"), pursuant to which Twentieth Century Fox will distribute certain products in the Company's programming library. In February 2001, Twentieth Century Fox exercised an option to acquire a portion of the film library covered by the long-term license agreement. In June 2001, Twentieth Century Fox acquired the remaining portion. The Company recognized revenue on the sale in the amount of $80,800,000 for the fiscal year ended June 30, 2001. Included in amounts receivable from related parties at June 30, 2001 are two promissory notes totaling $59,672,000 (including interest). These promissory notes earn interest at 10.31% and are payable in annual installments.

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

     In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $13,002,000 through June 30, 2001.

     Pursuant to an arrangement with Fox Broadcasting, the Fox Family Channel has aired one regular season Major League Baseball game per week during the 2001 baseball season and expects to broadcast between eight and eleven playoff games during October. Such programs are supplied to the Company by Fox Broadcasting in exchange for advertising time during the airing of the program.

     Effective August 1, 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its 100% interest in a cable network in The Netherlands, TV10 BV, to a U.S. limited liability company (the "TV10 LLC") in exchange for a 50% equity interest in the TV10 LLC. The subsidiary of News Corp. contributed $20,000,000 in cash to the TV10 LLC in exchange for its 50% equity interest in the TV10 LLC. In accordance with the operating agreement between the parties, an affiliate of the Company is responsible for procuring the supply of programming during the hours of 6:00a.m. and 6:00p.m. and an affiliate of News Corp. is responsible for the hours of 6:00p.m. to 1:00a.m. The parties retain the revenues and are responsible for costs and expenses related to their respective programming hours (or "day parts"). Costs that are not directly related to specific day parts are shared on the basis of a formula that ensures that News Corp.'s share will not exceed two-thirds of total indirect costs. No gain or loss was recorded by the Company related to this transaction. In December 2000, TV10 BV through a series of transactions transferred the day part operations of the TV10 channel to a subsidiary of the Company and the evening
part of the TV10 channel to a subsidiary of News Corp.   The subsidiary of News
Corp. then sold its 50% interest in TV10 LLC to SBS Broadcasting BV. TV10 BV now acts as a service company for the day part and evening part of the TV10 channel. At June 30, 2001, amounts receivable from related parties included approximately $24,148,000 owed to the Company by TV10 LLC, and amounts payable to related parties included approximately $22,672,000 owed by the Company to TV10 LLC.

     In June 1999, a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH") entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100,000,000 in exchange for a subscription (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). In addition, in June 1999, Fox entered into an exchange agreement with the Company pursuant to which Fox Broadcasting was granted the right, but not the obligation, to require the Company to acquire its Subscription Rights in exchange for a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company. Upon exercise of the conversion rights, interest begins to accrete as of the earlier of the exercise date or January 1, 2000. At June 30, 1999, the amount paid by Fox Broadcasting was included in amounts payable to related parties. In November 1999, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE to Fox Broadcasting as settlement of the $100 million Subscription Agreement.

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

     Effective as of January 1, 2001, the Company entered into a transponder lease agreement with a subsidiary of News Corp. The agreement calls for the subsidiary of News Corp. to pay a monthly lease payment to the Company through the end-of-life (as defined in the agreement) of the satellite.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                               Production and
                                             Broadcasting       Distribution           Other              Total
                                           ----------------   ----------------   ----------------   ----------------
   Year Ended June 30, 2001:
     Revenues............................. $        460,158   $        263,580   $            483   $        724,221
     Equity in earnings of affiliates.....            1,559                 --                 --              1,559
     Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.........          104,621             97,109             (3,334)           198,396
     Identifiable assets..................          590,549            565,280             25,400          1,181,229
     Intangible assets, net...............        1,440,667                 --                 --          1,440,667
     Capital expenditures.................           10,405                490                554             11,449
     Depreciation expense.................           10,786                768                 28             11,582

                                                               Production and
                                             Broadcasting       Distribution           Other              Total
                                           ----------------   ----------------   ----------------   ----------------
   Year Ended June 30, 2000:
     Revenues............................. $        434,392   $        202,086   $          5,398   $        641,876
     Equity in loss of affiliates.........           (1,609)                --                 --             (1,609)
     Income before income taxes,
      interest, depreciation and
      amortization of intangibles.........          109,109             61,871            187,384            358,364
     Identifiable assets..................          593,706            453,889             25,478          1,073,073
     Intangible assets, net...............        1,481,189                 --                 --          1,481,189
     Capital expenditures.................            7,266                844                146              8,256
     Depreciation expense.................           10,104                726                 53             10,883

   Year Ended June 30, 1999:
     Revenues............................. $        429,610   $        204,321   $          1,342   $        635,273
     Equity in loss of affiliates.........           (5,088)                --                 --             (5,088)
     Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.........          112,921             54,314            (12,021)           155,214
     Identifiable assets..................          299,598            587,672             39,670            926,940
     Intangible assets, net...............        1,539,852                 --                 --          1,539,852
     Capital expenditures.................            2,790              7,957                647             11,394
     Depreciation expense.................            8,432              1,491                160             10,083

     The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income (loss) (in thousands):

                                                                      Years Ended June 30,
                                                         --------------------------------------------
                                                             1999            2000            2001
                                                         ------------    ------------    ------------
   Income before income taxes, interest,
       depreciation and amortization of intangibles...   $    155,214    $    358,364    $    198,396
   Amortization of intangibles........................        (40,434)        (40,522)        (40,522)
   Interest expense, net..............................       (169,107)       (168,415)       (172,018)
   Depreciation.......................................        (10,083)        (10,883)        (11,582)
   Provision for income taxes.........................         (1,989)        (77,159)             --
                                                         ------------    ------------    ------------
   Net income (loss)..................................   $    (66,399)   $     61,385    $    (25,726)
                                                         ============    ============    ============

   Geographic Segments

   Revenues are attributed to geographic segments based upon origin of sale.

                                                                      Years Ended June 30,
                                                         --------------------------------------------
                                                             1999            2000            2001
                                                         ------------    ------------    ------------
                                                                         (in thousands)
   Revenues
     United States....................................   $    474,629    $    466,293    $    540,273
     Europe...........................................        151,995         163,666         170,604
     Central and South America........................          8,649          11,917          13,344
                                                         ------------    ------------    ------------
                                                         $    635,273    $    641,876    $    724,221
                                                         ============    ============    ============

                                                                      Years Ended June 30,
                                                         --------------------------------------------
   Identifiable and Intangible Assets                        1999            2000            2001
                                                         ------------    ------------    ------------
                                                                         (in thousands)
     United States....................................   $  2,071,161    $  2,100,050    $  2,137,834
     Europe...........................................        394,696         453,461         482,539
     Central and South America........................            935             751           1,523
                                                         ------------    ------------    ------------
                                                         $  2,466,792    $  2,554,262    $  2,621,896
                                                         ============    ============    ============

     For the years ended June 30, 1999, 2000 and 2001, the Company's production and development segment earned revenues from one customer, a related party, of approximately $37,949,000 (6% of consolidated revenues), $37,815,000 (6% of consolidated revenues) and $109,205,000 (15% of consolidated revenues), respectively. The Company had no significant properties for the years ended June 30, 1999, 2000 and 2001.

12. Capital Stock

  Common Stock

     The authorized capital stock of the Company consists of 2,000,000 shares of Class A Common Stock,16,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 2000 and 2001, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

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

  Stock Options

     Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, all of which were exercisable at June 30, 1999, 2000 and 2001. These options are exercisable at prices ranging from $12.37 (161,637 shares) to $34.02 (323,274 shares) per share. No options have been exercised at June 30, 2001. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

     In addition, in the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each of these option holders must sell to the Company, and the Company must purchase, the "applicable percentage" of his or her options for the same per share consideration paid by the third party for the Saban Company Shares less the exercise price of such options. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale. (See Note 14 - Subsequent Event.)

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

     Included in accrued liabilities at June 30, 2000 and 2001 is $13,040,000 related to compensation recorded in connection with these options. (See Note 14
- Subsequent Event.)

     As of June 30, 2001, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

     In connection with FKE's initial public offering (see Note 13), FKE approved a stock incentive plan under which FKE may grant options to personnel at exercise prices equal to or exceeding the market price at the date of grant. Options become exercisable over a four year period from the date of grant and expire ten years after the date of grant. Shares available for future option grants at June 30, 2001 totaled 5,276,901.

     The following table summarizes information about FKE stock options outstanding and transactions as of and for the years ended June 30, 2000 and 2001:

                                                                              Weighted average
                                                   Shares                    exercise price ($)
                                        ----------------------------    ----------------------------
                                            2000            2001            2000            2001
                                        ------------    ------------    ------------    ------------
     Outstanding at beginning of year             --       2,950,780              --           12.71
     Awards granted                        2,975,030         269,889           12.71           12.67
     Awards cancelled                        (24,250)       (261,103)          12.60           12.47
                                        ------------    ------------    ------------    ------------
     Outstanding at end of year            2,950,780       2,959,566           12.71           12.17
                                        ============    ============    ============    ============

     Exercisable options                          --         712,231              --           12.11
                                        ============    ============    ============    ============

     The following table summarizes information about stock options outstanding at June 30, 2001:

                                            Outstanding                                  Exercisable
                        ----------------------------------------------------    ----------------------------
                                         Weighted average        Weighted                        Weighted
     Range of             Number            remaining            average           Number        average
     Exercise               of              years of             exercise            of          exercise
     Prices ($)           Options        contractual life        price ($)        Options        price ($)
   -----------------    -----------    --------------------    -------------    -----------    -------------
      9.10 - 12.04       2,774,069              8.56                  11.64        703,228            12.04
     14.71 - 18.02         185,497              8.93                  17.09          9,003            17.50

     Exercise prices for the above tables have been translated from Euros to U.S. dollars based on average exchange rates during the year.

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

     Pursuant to the Funding Agreement among News Corp., NPAL, and the Company (the "Funding Agreement"), each of News Corp. and NPAL has unconditionally agreed that, upon the occurrence and during the continuation of an event of default under the provisions governing the Series A Mandatorily Redeemable Preferred Stock in the Company's Corrected Restated Certificate of Incorporation or liquidation, dissolution, winding up or other similar event of the Company, News Corp. or NPAL, as the case may be, will provide the Company with the funds necessary to redeem in full, or pay the liquidation distribution on all of the outstanding Series A Mandatorily Redeemable Preferred Stock and to pay any other amounts owing in respect of such shares. Pursuant to the Amended and Restated Strategic Stockholders Agreement (as defined), such funds will be, except under certain circumstances, in the form of an advance or loan to the Company. The following constitute events of default with respect to the Series A Mandatorily Redeemable Preferred Stock under the Corrected Restated Certificate of
Incorporation: (i) the failure of the Company to mandatorily redeem Series A Mandatorily Redeemable Preferred Stock at the redemption dates indicated below;
(ii) a breach for thirty days of any of the covenants contained in the provisions governing the Series A Mandatorily Redeemable Preferred Stock; and
(iii) an event of default under the terms of the preferred stock of NPAL, if any shares of which are outstanding. In addition, pursuant to the Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE (the "Exchange Agreement"), each of the holders of the Series A Mandatorily Redeemable Preferred Stock has the right, upon the occurrence and during the continuation of an event of default under the Corrected Restated Certificate of Incorporation or the liquidation, winding up or other similar event of the Company, to exchange their shares for an equivalent number of shares of preferred stock of NPAL.

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

     Pro forma information regarding net income as required by FAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company and FKE had accounted for their employee stock options under the fair value method of that Statement. The fair value for options issued by the Company was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of options granted by the Company is 5.5 years. The fair value for options issued by FKE was estimated at the date of grant in November 1999 to be $13,827,000 using the fair value method with the following weighted-average assumptions, respectively: risk-free interest rate 5.5%; dividend yield of 0%; expected stock volatility 60%; and an expected life of the options of 2 years. The weighted average fair value of options at their date of grant during the year ended June 30, 2001, where the exercise price exercise price equaled the market price on the grant date, was $1,223,000. The estimated fair value of each option granted was calculated using the following weighted average assumptions, respectively: risk free interest rate of 4.25%; dividend yield of 0%; expected stock volatility of 60%; and expected life of the options of 2 years.

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

     The pro forma net income (loss) determined as if the Company and its subsidiaries had accounted for its employee stock options under the fair value method would be $(66,924,000), $58,387,000 and $(30,958,000) for the years ended June 30, 1999, 2000 and 2001, respectively.

     These pro forma valuations may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

13. Issuance of Subsidiary Ordinary Shares

     In November 1999, net assets of certain direct and indirect subsidiaries of the Company were contributed to FKE, a wholly owned indirect subsidiary of the Company at the time the assets were contributed. Net assets contributed mainly represent the Fox Kids cable channels broadcasting in the European markets and the distribution rights of children's programming in those markets owned by SINV, a wholly owned indirect subsidiary of the Company. In November 1999, FKE issued 12,519,307 previously unissued ordinary shares (or 15.2 percent) for gross proceeds of $175,518,000 ($14.02 per share) in an initial public offering ("IPO") on the Official Market for Amsterdam Exchanges. Offering costs for the IPO totaled $22,550,000 and consisted mainly of underwriter and professional fees plus certain capital taxes. The Company has accounted for the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock by subsidiary." Accordingly, a pre-tax gain of $117,316,000 was recorded in the year ended June 30, 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share.

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

14. Subsequent Event

     On July 23, 2001, The Walt Disney Company ("Disney") entered into a Purchase Agreement with Fox Broadcasting, FBSI, Haim Saban and the other Saban Stockholders, Allen & Company Incorporated, News America Incorporated ("NAI") and News Corp. (the "Disney Purchase Agreement"), pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock (the "Disney Acquisition") and subordinated debt. Upon the closing of the Disney Acquisition, Disney would acquire control of the Company by virtue of holding all of the Company's outstanding shares of common stock.

Immediately following the closing under the Disney Purchase Agreement, the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. The Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. The closing of the Disney Acquisition will occur following receipt of required U.S. and foreign governmental or regulatory approvals, among other customary conditions to closing. The parties currently expect the Disney Acquisition to close in the fourth quarter of the 2001 calendar year. The Company will change its name following the Disney Acquisition.

     In connection with the Disney Acquisition, the Company will pay the obligations owed under the Amended Credit Facility. In addition, according to the terms of the Disney Purchase Agreement, Disney will purchase the Fox Subordinated Notes and the NAI Bridge Note from Fox Broadcasting and NAI, respectively.

     Pursuant to the Disney Purchase Agreement and in accordance with the terms of their respective employment agreements, the Company will make certain cash payments to the Company stock option holders with respect to the option shares held by each of such option holders, and the number of such option shares outstanding shall be reduced to zero. The closing of the Disney Acquisition will result in a compensation charge in the amount of approximately $78,000,000, representing the difference between the net sales proceeds (as defined in the Disney Purchase Agreement) and the stock option exercise price which ranges from $12.37 to $34.02 per share.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Family Worldwide, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2000 and 2001 and each of the three years ended June 30, 2001 included in this Report on Form 10-K and have issued our report thereon dated September 17, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at F-1 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Los Angeles, California
September 17, 2001

        SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                                BALANCE SHEETS

                       (in thousands, except share data)

                                                                                              June 30, 2000           June 30, 2001
                                                                                             ---------------       -----------------
Assets:
Cash and cash equivalents.................................................................   $         1,207       $          3,223
Amounts receivable from related parties, net..............................................             1,215                    845
Investments in and advances to subsidiaries...............................................         1,614,627              1,661,750
Other assets, net.........................................................................            23,909                 18,371
                                                                                             ---------------       ----------------
   Total assets...........................................................................   $     1,640,958       $      1,684,189
                                                                                             ===============       ================

Liabilities and stockholders' deficit:
Accounts payable..........................................................................   $           154       $             31
Accrued liabilities.......................................................................             8,999                 15,753
NAI Bridge Note...........................................................................           131,784                145,884
Fox Subordinated Notes....................................................................           194,693                221,133
Senior Notes..............................................................................           475,000                475,000
Senior Discount Notes, net of unamortized discount of $130,242 and $77,049
 at June 30, 2000 and 2001, respectively..................................................           488,428                541,621
Amounts payable to related parties........................................................            21,243                 22,672
                                                                                             ---------------       ----------------
  Total liabilities.......................................................................         1,320,301              1,422,094
                                                                                             ---------------       ----------------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value; 500,000 shares
 authorized; 345,000 shares issued and outstanding ($1,000 per share liquidation value)...           345,000                345,000
                                                                                             ---------------       ----------------

Stockholders' deficit:
Preferred Stock, $0.001 par value; 2,000,000 shares authorized, of which 500,000
 shares are designated as Series A Preferred Stock, no shares issued and outstanding......                --                     --
Class A Common Stock, $0.001 par value; 2,000,000 shares authorized,
 160,000 shares issued and outstanding at June 30, 2000 and 2001, respectively............                --                     --
Class B Common Stock, $0.001 par value; 16,000,000 shares authorized,
 15,840,000 shares issued and outstanding at June 30, 2000 and 2001, respectively.........                16                     16
Contributed capital.......................................................................            78,671                 78,671
Accumulated other comprehensive loss......................................................            (6,683)                (8,468)
Deficit...................................................................................           (96,347)              (153,124)
                                                                                             ---------------       ----------------
  Total stockholders' deficit.............................................................           (24,343)               (82,905)
                                                                                             ---------------       ----------------
  Total liabilities and stockholders' deficit.............................................   $     1,640,958       $      1,684,189
                                                                                             ===============       ================

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                           STATEMENTS OF OPERATIONS

                                (in thousands)

                                                                                           Years Ended June 30,
                                                                                 --------------------------------------
                                                                                      1999         2000         2001
                                                                                 ------------  ------------  ----------
Revenues:
  Equity in income of subsidiaries..........................................     $  55,700     $ 277,366     $ 116,887
  Other.....................................................................           135           103           262
                                                                                 ---------     ---------     ---------
     Total revenue..........................................................        55,835       277,469       117,149
Costs and expenses:
  Selling, general and administrative.......................................         6,172         9,755         3,906
  Depreciation..............................................................           133            24            20
  Interest expense, net.....................................................       113,940       129,146       138,949
                                                                                 ---------     ---------     ---------
Income (loss) before provision for income taxes.............................       (64,410)      138,544       (25,726)
Provision for income taxes..................................................         1,989        77,159            --
                                                                                 ---------     ---------     ---------
Net income (loss)...........................................................     $ (66,399)    $  61,385     $ (25,726)
                                                                                 =========     =========     =========

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                                       Years Ended June 30,
                                                                                             -------------------------------------
                                                                                                1999         2000          2001
                                                                                             -----------  ----------   -----------
Operating activities:
Net income (loss)..........................................................................   $(66,399)    $  61,385    $ (25,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Equity gains on investments, net of taxes................................................    (55,700)     (277,366)    (116,887)
  Amortization of debt issuance costs......................................................      3,253         3,250        3,269
  Depreciation expense.....................................................................        133            24           20
  Non-cash interest expense................................................................     66,746        79,983       94,002
  Decrease (increase) in amounts receivable from related parties, net......................         --        (1,215)         370
  Decrease (increase) in other assets......................................................     (1,069)       (1,845)         464
  Increase (decrease) in accounts payable and accrued liabilities..........................     (2,656)          773        6,631
  Increase in amounts payable to related parties...........................................         --            --        1,429
                                                                                              --------     ---------    ---------
   Net cash used in operating activities                                                       (55,692)     (135,011)     (36,428)
                                                                                              --------     ---------    ---------

Investing activities:
  Purchase of property and equipment.......................................................       (410)           --           --
                                                                                              --------     ---------    ---------
   Net cash used in investing activities...................................................       (410)           --           --
                                                                                              --------     ---------    ---------

Financing activities:
  Paydown of NAHI Bridge Note..............................................................       (267)         (268)        (269)
  Proceeds from Fox Subordinated Note......................................................     25,000        15,000           --
  Dividends on Preferred Stock.............................................................    (31,048)      (31,135)     (31,051)
  Net intercompany advances................................................................     55,515       152,584       69,764
                                                                                              --------     ---------    ---------
    Net cash provided by financing activities..............................................     49,200       136,181       38,444
                                                                                              --------     ---------    ---------
Increase (decrease) in cash and cash equivalents...........................................     (6,902)        1,170        2,016
Cash and cash equivalents, beginning of year...............................................      6,939            37        1,207
                                                                                              --------     ---------    ---------
Cash and cash equivalents, end of year.....................................................   $     37     $   1,207    $   3,223
                                                                                              ========     =========    =========

Supplemental disclosure of non-cash flow investment activities (in thousands):

 Year ended June 30, 1999

 Property and equipment with a book value of $638 was transferred to a subsidiary.

 Year ended June 30, 2000

 Property and equipment with a book value of $350 was transferred to a subsidiary.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed financial statements include the accounts of Fox Family Worldwide, Inc. (the "Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a reorganization in connection with its acquisition of International Family Entertainment, Inc. This reorganization is more fully explained in Note 1 to the Consolidated Financial Statements.

2.   Debt

     Information relating to the NAI Bridge Note, Fox Subordinated Notes, Senior and Senior Discount Notes is contained in Note 6 to the Consolidated
Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Consolidated Financial Statements.

3.   Issuance of Subsidiary Ordinary Shares

     Information relating to the issuance of ordinary shares of FKE, a wholly owned indirect subsidiary of the company, in an initial public offering of its shares and the resulting SAB No. 51 pre-tax gain of $117,316,000 and pre-tax gain on issuance of subsidiary stock of $78,623,000 recorded for the year ended June 30, 2000, is contained in Note 13 to the Consolidated Financial Statements.

4.   Subsequent Event

     On July 23, 2001, Disney entered into the Disney Purchase Agreement with Fox Broadcasting, FBSI, Haim Saban and the other Saban Stockholders, Allen & Company Incorporated, News America Incorporated, and News Corp., pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock. Upon the closing of the Disney Acquisition, Disney would acquire control of the Company by virtue of holding all of the Company's outstanding shares of common stock. Immediately following the closing under the Disney Purchase Agreement, the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. The Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. The closing of the Disney Acquisition will occur following receipt of required U.S. and foreign governmental or regulatory approvals, among other customary conditions to closing. The parties currently expect the Disney Acquisition to close in the fourth quarter of the 2001 calendar year. The Company will change its name following the Disney Acquisition.

     According to the terms of the Disney Purchase Agreement, Disney will purchase the Fox Subordinated Notes and the NAI Bridge Note from Fox Broadcasting and NAI, respectively, upon closing of the Disney Acquisition.

                          FOX FAMILY WORLDWIDE, INC.
                                (CONSOLIDATED)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                             ----------------------------------
                                                                                   Acquired or
                                           Balance at          Charged to          Charged to                               Balance
                                          beginning of         Costs and              Other                                at end of
      Description                             Year              Expenses            Accounts          Deductions              Year
      -----------                         ------------         ----------          -----------        ----------           ---------
                                                                                  (in thousands)
Year ended June 30, 1999
 Allowance for doubtful accounts.......          1,594                990                     --            (91)               2,493
 Reserve for severance and related
  costs under acquisition..............         16,650                 --                     --         (8,873)               7,777
 Accruals for litigation and other
  related costs under acquisition......          4,800                 --                     --           (886)               3,914
Year ended June 30, 2000
 Allowance for doubtful accounts.......          2,493              2,011                    436           (252)               4,688
 Reserve for severance and related
  costs under acquisition..............          7,777                 --                     --         (2,713)               5,064
 Accruals for litigation and other
  related costs under acquisition......          3,914                 --                     --         (1,139)               2,775
Year ended June 30, 2001
 Allowance for doubtful accounts.......          4,688              1,593                     --           (960)               5,321
 Reserve for severance and related
  costs under acquisition..............          5,064                 --                     --         (1,917)               3,147
 Accruals for litigation and other
  related costs under acquisition......          2,775                 --                     --           (331)               2,444

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the captions "Election of Directors" and "Executive Officers of the Company" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the 2001 Proxy Statement under the captions "Executive Officers of the Company" and "Committees of the Board -Board Meetings" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) and (d) Financial Statements and Schedules (see Index on Page 46)

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

Date: September 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                       Title                    Date
            ---------                       -----                   -----


/s/ K. RUPERT MURDOCH                       Director          September 28, 2001
-----------------------------------
K. Rupert Murdoch



/s/  DAVID DeVOE                            Director          September 28, 2001
-----------------------------------
David F. DeVoe



/s/ ARTHUR M. SISKIND                       Director          September 25, 2001
-----------------------------------
Arthur M. Siskind



/s/ PETER CHERNIN                           Director          September 26, 2001
-----------------------------------
Peter Chernin


/s/ CHASE CAREY                             Director          September 26, 2001
-----------------------------------
Chase Carey


/s/ CHRISTOS M. COTSAKOS
-----------------------------------         Director          September 27, 2001
Christos M. Cotsakos


___________________________________         Director          September __, 2001
Laura D'Andrea Tyson


/s/ THOMAS W. JONES
-----------------------------------         Director          September 26, 2001
Thomas W. Jones

                                 EXHIBIT INDEX

                                                                             EXHIBIT NO.
                                                                             IN DOCUMENT
EXHIBIT                                                                      INCORPORATED
NO.               DESCRIPTION                                                BY REFERENCE
--------          -----------                                                ------------
 2.1              Agreement and Plan of Merger, dated
                  as of August 13, 2000, among Chris-Craft
                  Industries, Inc., The News Corporation
                  Limited, News Publishing Australia Limited
                  and Fox Television Holdings, Inc.                               2.1(1)
 2.2              Agreement and Plan of Merger, dated as
                  of August 13, 2000, among BHC
                  Communications, Inc., The News Corporation
                  Limited, News Publishing Australia Limited
                  and Fox Television Holdings, Inc.                               2.1(2)
 2.3              Agreement and Plan of Merger, dated as of
                  August 13, 2000, among United Television, Inc.,
                  The News Corporation Limited, News
                  Publishing Australia Limited and Fox Television
                  Holdings, Inc.                                                  2.1(3)
 3.1              Restated Certificate of
                  Incorporation of the Company                                    3.1(4)
 3.2              Form of By-Laws of the Company                                  3.2(4)
 4.1              Specimen Certificate for Shares of
                  Class A Common Stock of the Company                             4.1(5)
10.1              Indenture, dated as of January 28,
                  1993, by and among News America Holdings
                  Incorporated, the guarantors
                  named therein and State Street Bank
                  and Trust Company (as successor to
                  The First National Bank of Boston),
                  as Trustee, with respect to senior
                  debt securities                                                   2(6)
10.2              First Supplemental Indenture, dated
                  as of March 24, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with re-
                  spect to senior debt securities                                   2(7)
10.3              Second Supplemental Indenture, dated
                  as of April 8, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with re-
                  spect to senior debt securities                                   3(7)
10.4              Third Supplemental Indenture, dated
                  as of May 20, 1993, by and among News
                  America Holdings Incorporated, the
                  guarantors named therein and State
                  Street Bank and Trust Company (as
                  successor to The First National Bank
                  of Boston), as Trustee, with respect
                  to senior debt securities                                       4.7(8)
10.5              Fourth Supplemental Indenture, dated
                  as of May 28, 1993, by and among News
                  America Holdings Incorporated, the
                  guarantors named therein and State
                  Street Bank and Trust Company (as
                  successor to The First National Bank
                  of Boston), as Trustee, with respect
                  to senior debt securities                                       4.8(8)

                                                                             EXHIBIT NO.
                                                                             IN DOCUMENT
EXHIBIT                                                                      INCORPORATED
NO.               DESCRIPTION                                                BY REFERENCE
--------          -----------                                                ------------
10.6              Fifth Supplemental Indenture, dated
                  as of July 21, 1993, by and among
                  News America Holdings Incorporated,
                  the guarantors named therein and
                  State Street Bank and Trust Company
                  (as successor to The First National
                  Bank of Boston), as Trustee, with re-
                  spect to senior debt securities                                  4.6(9)
10.7              Form of Sixth Supplemental Indenture,
                  dated as of January 25, 1994, by and among
                  News America Holdings Incorporated, the
                  guarantors named therein and State Street
                  Bank and Trust Company (as successor to
                  The First National Bank of Boston), as
                  Trustee, with respect to senior debt securi-
                  ties                                                             4.7(10)
10.8              Form of Seventh Supplemental
                  Indenture, dated as of February 4, 1994, by
                  and among News America Holdings
                  Incorporated, the guarantors named therein
                  and State Street Bank and Trust Company (as
                  successor to The First National Bank of
                  Boston), as Trustee, with respect to senior
                  debt securities                                                  4.8(11)
10.9              Form of Eight Supplemental Indenture,
                  dated as of May 12, 1994, by and
                  among News America Holdings
                  Incorporated, the guarantors named
                  therein and State Street Bank and
                  Trust Company (as successor to The
                  First National Bank of Boston), as
                  Trustee, with respect to senior debt
                  securities                                                       4.9(11)
10.11             Form of Ninth Supplemental Indenture,
                  dated as of July 27, 1995 by and
                  among News America Holdings Incorporated, the
                  guarantors named therein and State Street
                  Bank and Trust Company (as successor to The
                  First National Bank of Boston), as Trustee,
                  with respect to senior debt securities                           4.10(12)
10.12             Form of Tenth Supplemental Indenture,
                  dated as of March 2, 2000 by and among
                  News America Holdings Incorporated, the guarantors
                  named therein and State Street Bank and Trust
                  Company (as successor to The First National Bank of
                  Boston), as Trustee, with respect to senior debt
                  securities
10.13             Form of Eleventh Supplemental Indenture,
                  dated as of February 14, 2001 by and
                  among News America Holdings Incorporated, the
                  guarantors named therein and State Street Bank and
                  Trust Company (as successor to The First National
                  Bank of Boston), as Trustee, with respect to senior
                  debt securities

                          First National Bank of Boston), as Trustee, with respect to senior debt securities

                                                                                      EXHIBIT NO.
                                                                                      IN DOCUMENT
EXHIBIT                                                                               INCORPORATED
NO.                        DESCRIPTION                                                BY REFERENCE
--------                   -----------                                                ------------
10.14                      Form of Amended and Restated
                           Indenture, dated as of March 24,
                           1993, by and among News America
                           Holdings Incorporated, the guarantors
                           named therein and The Bank of New
                           York, as Trustee, with respect to
                           senior debt securities                                        4.1(15)
10.15                      First Supplemental Indenture, dated
                           as of May 20, 1993, by and among News
                           America Holdings Incorporated, the
                           guarantors named therein and The Bank
                           of New York, as Trustee, with respect
                           to senior debt securities                                     4.2(8)
10.16                      Second Supplemental Indenture, dated
                           as of May 28, 1993, by and among News
                           America Holdings Incorporated, the
                           guarantors named therein and The Bank
                           of New York, as Trustee, with respect
                           to senior debt securities                                     4.3(8)
10.17                      Third Supplemental Indenture, dated
                           as of July 21, 1993, by and among
                           News America Holdings Incorporated,
                           the guarantors named therein and The
                           Bank of New York, as Trustee, with
                           respect to senior debt securities                             4.14(16)
10.18                      Fourth Supplemental Indenture, dated
                           as of October 20, 1995, by and among
                           News America Holdings Incorporated,
                           the guarantors named therein and The
                           Bank of New York, as Trustee, with
                           respect to the senior debt securities                         4.15(16)
10.19                      Fifth Supplemental Indenture, dated
                           as of January 8, 1998, by and among
                           News America Incorporated, the guarantors
                           named therein and The Bank of New York,
                           as Trustee with respect to senior debt securities             4.6(17)
10.20                      Sixth Supplemental Indenture, dated as of March 1,
                           1999, by and among News America Incorporated, the
                           guarantors named therein and The Bank of New York, as
                           Trustee, with respect to the senior debt securities
10.21                      Seventh Supplemental Indenture dated as of February
                           14, 2001, by and among News America Incorporated, the
                           guarantors named therein and The Bank of New York, as
                           Trustee, with respect to the senior debt securities
10.22                      Composite Revolving Credit Agreement,
                           dated as of May 19, 1993 (including
                           amendments dated August 9, 1993,
                           September 14, 1993, May 12,
                           1994, March 30, 1995, February 29,
                           1996 and December 20, 1996) among
                           News America Incorporated et al,
                           several agents, managers and banks                            10.21(5)
10.23                      Indenture for the 5% Subordinated
                           Discount Debentures, dated as of No-
                           vember 12, 1996, among News America
                           Holdings Incorporated, The News Cor-

                           poration Limited, each of the Sub-
                           sidiary Guarantors named therein and
                           The Bank of New York, as Trustee                                 4(i)(18)
10.24                      First Supplemental Indenture, dated as of
                           March 2, 2000, by and among News America
                           Holdings Incorporated, The News Corporation
                           Limited, each of the Subsidiary Guarantors named
                           therein and The Bank of New York, as Trustee
10.25                      Second Supplemental Indenture, dated as of
                           February 14, 2001, by and among News America
                           Holdings Incorporated, The News Corporation
                           Limited, each of the Subsidiary Guarantors named
                           therein and The Bank of New York, as Trustee
10.26                      Funding Agreement, dated as of June
                           11, 1997 by and among The News
                           Corporation Limited, News Publishing
                           Australia Limited and Fox Kids
                           Worldwide, Inc.                                              10.33(19)
10.27(a)                   Amended and Restated Strategic
                           Stockholders Agreement, dated as of
                           August 1, 1997, by and among Haim
                           Saban, certain entities listed on
                           Schedule A thereto, Fox Broadcasting
                           Company, Fox Broadcasting Sub, Inc.
                           and Allen & Company Incorporated                             10.1(19)
10.27(b)                   Amendment to Amended and Restated
                           Strategic Stockholders Agreement, dated
                           as of June 26, 2000                                          10.2(20)
10.28                      Form of Master Intercompany
                           Agreement between the Company and
                           The News Corporation Limited                                 10.29(5)
10.29(a)                   Form of Intercompany Note of
                           Twentieth Century Fox Film
                           Corporation to FEG Holdings, Inc.                            10.30(a)(21)
10.29(b)                   Form of Intercompany Note of the
                           Company to News America Incorporated                         10.30(b)(21)
10.29(c)                   Form of Intercompany Note of Fox
                           Television Stations, Inc. to News
                           America Incorporated                                         10.30(c)(21)
10.30                      Form of Tax Sharing Agreement between
                           the Company and News Publishing
                           Australia Limited                                            10.31(5)
10.31                      Amendment No. 7, dated as of June 8, 1998,
                           to the Revolving Credit Agreement dated
                           as of May 19, 1993 (as amended on August 9, 1993,
                           September 14, 1993, May 12, 1994, March 30, 1995,
                           February 29, 1996 and December 29, 1996) among
                           News America Incorporated et al, several agents,
                           managers and banks                                           10.32(5)
10.32                      Amendment No. 8, dated as of
                           November 22, 2000, to the Revolving Credit
                           Agreement dated as of May 19, 1993 (as
                           amended on August 9, 1993, September 14,
                           1993, May 12, 1994, March 30, 1995, February
                           29, 1996, December 20, 1996 and June 8, 1998)
                           among News America Incorporated et al, several
                           agents, managers and banks                                    1.1(24)
10.33                      Amended and Restated Indenture, as
                           amended and restated as of September
                           30, 1994, between NWCG Holdings Corporation
                           and Nationsbank of Georgia, National Association, as
                           Trustee, with respect to the Senior
                           Secured Discount Notes Due 1999                               4.1A(22)
10.34                      Form of Transfer Agreement among The News
                           Corporation Limited, News Publishing Australia
                           Limited, FEG Holdings, Inc. and Fox Entertainment

                           Group, Inc.                                                  10.5(23)
21.1                       List of Principal Subsidiaries of the
                           Company


------------------------

(1) Incorporated by reference to the Report on Form 8-K of Chris-Craft Industries, Inc., filed with the Securities and Exchange Commission on August 23, 2000.
(2) Incorporated by reference to the Report on Form 8-K of BHC Communications, Inc., filed with the Securities and Exchange Commission on August 23, 2000.
(3) Incorporated by reference to the Report on Form 8-K of United Television, Inc., filed with the Securities and Exchange Commission on August 23, 2000.
(4) Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.
(5) Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(6) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.
(7) Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.
(8) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(9) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(10) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(11) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(12) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(13) Incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) filed with the Securities and Exchange Commission on August 18, 1993.
(14) Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-62008) and Post-Effective Amendment No. 2 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-81272) filed with the Securities and Exchange Commission on July 21, 1994.
(15) Incorporated by reference to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 33-67008) filed with the Securities and Exchange Commission on May 4, 1993.
(16) Incorporated by reference to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(17) Incorporated by reference to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(18) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on January 26, 1998.
(19) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Fox Kids Worldwide, Inc. (Registration No. 333-12995) filed with the Securities and Exchange Commission on January 26, 1998.
(20) Incorporated by reference to the Report on Form 10-K of Fox Family Worldwide, Inc., filed with the Securities and Exchange Commission on September 28, 2000.
(21) Incorporated by reference to Amendment No. 5 to the Registration Statement of Fox Entertainment Group, Inc. on Form S-1 (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 9, 1998.
(22) Incorporated by reference to Amendment No. 1 to the Registration Statement of NWCG Holdings Corporation on Form S-1 (Registration No. 33-82274) filed with the Securities and Exchange Commission on October 18, 1994.
(23) Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.
(24) Incorporated by reference to the Annual report on Form 20-F of The News Corporation Limited, filed with the Securities and Exchange Commission on December 15, 2000.