Form 10-Q
period 2001-09-30
FOX ENTERTAINMENT GROUP INC
filed 2001-11-09
CIK 1068002

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q
                                 ______________


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended September 30, 2001

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ________ to ___________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 9, 2001, 298,804,106 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

                          FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

Part I. Financial Information                                                                             Page
                                                                                                          ----
         Item 1.  Financial Statements

                  Unaudited Consolidated Condensed Statements of Operations for
                  the three months ended September 30, 2001 and 2000 ...................................    3

                  Consolidated Condensed Balance Sheets as of September 30, 2001
                  (unaudited) and June 30, 2001 (audited) ..............................................    4

                  Unaudited Consolidated Condensed Statements of Cash Flows for
                  the three months ended September 30, 2001 and 2000 ...................................    5

                  Notes to the Unaudited Consolidated Condensed Financial Statements ...................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ...........................................................................   13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................   22

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K .....................................................   22

         Signature .....................................................................................   23

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in million except per share amounts)

                                                                                   For the three months ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                  2001                   2000
                                                                                --------               --------
Revenues                                                                        $  2,091               $  1,828
Expenses:
  Operating                                                                        1,515                  1,262
  Selling, general and administrative                                                305                    278
  Depreciation and amortization                                                      129                    117
                                                                                --------               --------
Operating income                                                                     142                    171


Other Expense:
  Interest expense, net                                                              (72)                   (84)
  Equity losses of affiliates                                                        (51)                   (20)
  Minority interest in subsidiaries                                                  (11)                    (1)
                                                                                --------               --------

Income before income taxes and cumulative effect of accounting change                  8                     66
Income tax expense on a stand-alone basis                                             (4)                   (30)
                                                                                --------               --------
Income before cumulative effect of accounting change                                   4                     36
Cumulative effect of accounting change, net of tax                                   (26)                  (494)
                                                                                --------               --------
Net income (loss)                                                               $    (22)              $   (458)
                                                                                ========               ========


Basic and diluted earnings per share before cumulative effect of
  accounting change                                                             $   0.01               $   0.05
Basic and diluted cumulative effect of accounting change, net of tax, per
  share                                                                            (0.04)                 (0.68)
                                                                                --------               --------
Basic and diluted earnings (loss) per share                                     $  (0.03)              $  (0.63)
                                                                                ========               ========
Basic and diluted weighted average number of common equivalent shares
  outstanding                                                                        806                    724
                                                                                ========               ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions except share and per share amounts)


                                                                                           As of
                                                                          ------------------------------------
                                                                          September 30, 2001     June 30, 2001
                                                                          ------------------     -------------
                                                                             (unaudited)           (audited)
Assets
Cash and cash equivalents                                                     $    120             $     66
Accounts receivable, net                                                         2,650                2,504
Filmed entertainment and television programming costs, net                       4,009                3,703
Investments in equity affiliates                                                 1,400                1,493
Property and equipment, net                                                      1,498                1,454
Intangible assets, net                                                          12,683                7,647
Other assets and investments                                                     1,151                  989
                                                                              --------             --------
      Total assets                                                            $ 23,511             $ 17,856
                                                                              ========             ========

Liabilities
Accounts payable and accrued liabilities                                      $  2,059             $  1,705
Participations, residuals and royalties payable                                    993                  890
Television programming rights payable                                            1,512                1,133
Deferred revenue                                                                   620                  553
Borrowings                                                                         948                1,032
Deferred income taxes                                                            1,638                  706
Other liabilities                                                                  125                  142
                                                                              --------             --------
                                                                                 7,895                6,161
Due to affiliates of News Corporation                                            3,364                2,866
                                                                              --------             --------
      Total liabilities                                                         11,259                9,027
                                                                              --------             --------

Minority interest in subsidiaries                                                  871                  861

Commitments and contingencies

Shareholders' Equity
Preferred Stock, $.01 par value per share; 100,000,000 shares authorized; 0
  shares issued and outstanding at September 30 and June 30, 2001                    -                    -
Class A Common Stock, $.01 par value per share; 1,000,000,000 authorized;
  298,804,106 and 176,559,834 issued and outstanding at September 30 and
  June 30, 2001, respectively                                                        3                    2
Class B Common Stock, $.01 par value per share; 650,000,000 authorized;
  547,500,000 issued and outstanding at September 30 and June 30, 2001               6                    6
Paid-in capital                                                                 11,454                8,023
Retained deficit and accumulated other comprehensive income                        (82)                 (63)
                                                                              --------             --------
      Total shareholders' equity                                                11,381                7,968
                                                                              --------             --------
      Total liabilities and shareholders' equity                              $ 23,511             $ 17,856
                                                                              ========             ========

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                  For the three months ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                  2001                   2000
                                                                                -------                -------
Operating activities:
  Net income (loss)                                                             $   (22)               $  (458)
  Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization                                                    129                    117
   Cumulative effect of accounting change, net of tax                                26                    494
   Equity losses of affiliates and distributions                                     59                     45
   Change in operating assets and liabilities, net of acquisitions:
    Accounts receivable and other assets                                            (12)                    61
    Filmed entertainment and television programming costs, net                     (253)                  (219)
    Accounts payable and accrued liabilities                                         67                     61
    Participations, residuals and royalties payable and other liabilities           103                   (141)
                                                                                -------                -------
Net cash provided by (used in) operating activities                                  97                    (40)
                                                                                -------                -------
Investing activities:
  Acquisitions, net of cash acquired                                               (381)                     -
  Investments in equity affiliates, net of acquisitions                              (7)                   (63)
  Other investments                                                                 (15)                  (102)
  Purchases of property and equipment, net of acquisitions                          (20)                   (31)
  Disposals of property and equipment                                                10                      -
                                                                                -------                -------
Net cash used in investing activities                                              (413)                  (196)
                                                                                -------                -------
Financing activities:
  Borrowings (repayments)                                                           (93)                    61
  Increase in minority interest in subsidiaries                                      12                      -
  Advances from (repayments to) affiliates of News Corporation, net                 451                    155
                                                                                -------                -------
Net cash provided by financing activities                                           370                    216
                                                                                -------                -------

Net increase (decrease) in cash and cash equivalents                                 54                    (20)
Cash and cash equivalents, beginning of period                                       66                    114
                                                                                -------                -------
Cash and cash equivalents, end of period                                        $   120                $    94
                                                                                =======                =======

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc. The Company is a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), which, as of September 30, 2001, holds equity and voting interests in the Company of 85.25% and 97.84%, respectively.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 28, 2001.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

At the beginning of fiscal 2001, the Company adopted Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures Films." SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Fox Family Worldwide, Inc. ("FFW"), an equity affiliate of the Company, adopted SOP 00-2 on July 1, 2001, at which time they recorded a one-time, non-cash charge of approximately $53 million as a cumulative effect of accounting change. The Company's portion, approximately $26 million, has been accounted for as a cumulative effect of accounting change in the accompanying unaudited condensed consolidated statement of operations.

Total comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was a loss of $19 million and a loss of $453 million, respectively. Total other comprehensive income for the three months ended September 30, 2001 of $3 million consists of currency translation gains. Total other comprehensive income for the three months ended September 30, 2000 was $5 million consisting of currency translation gains offset by an unrealized loss on a foreign currency forward contract.

Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

                        FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 - Chris-Craft Acquisition

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation preferred American Depositary Receipts ("ADRs"). Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company has assigned the licenses issued by the Federal Communications Commission ("FCC") for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations.

The Company, as of the date of Exchange, July 31, 2001, has consolidated the operations of the Acquired Stations with the exception of KTVX-TV in Salt Lake City, whose operations have not been consolidated due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). Accordingly, KTVX-TV is treated as an asset held for sale and is included in Other assets and investments on the September 30, 2001 balance sheet. For financial reporting purposes, in accordance with Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger.

In July 2001, News Corporation entered into a binding agreement to swap KTVX-TV in Salt Lake City and KMOL-TV in San Antonio to Clear Channel Communications, Inc. in exchange for WFTC-TV in Minneapolis (the "Clear Channel swap"). The Clear Channel swap closed October 1, 2001. In addition, in August 2001, News Corporation entered into an Asset Exchange Agreement to swap KBHK-TV in San Francisco to Viacom Inc. in an exchange for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap", and together with the Clear Channel swap, the "Station Swaps"). The Viacom swap closed November 1, 2001. All of the stations exchanged in the Station Swaps were Acquired Stations.

The following table summarizes the preliminary fair values of the assets transferred and liabilities assumed at the date of the Exchange.

                                                            As of July 31, 2001
                                                            ------------------
                                                                (in millions)


Accounts receivable, net                                      $           109
Filmed entertainment and television programming costs, net                 45
Property and equipment, net                                                92
Intangible assets, net                                                  4,636
Other assets and investments                                              197
                                                              ---------------
 Total assets transferred                                               5,079
                                                              ---------------
Television programming rights payable                                     381
Accrued expenses                                                          221
Deferred income taxes                                                     973
Other liabilities                                                          72
                                                              ---------------
 Total liabilities assumed                                              1,647
                                                              ---------------
  Net assets transferred                                      $         3,432
                                                              ===============

                        FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 - Chris-Craft Acquisition - continued

The $4,636 million of acquired intangible assets includes both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The goodwill was assigned to the Television Stations segment and is not deductible for tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities. This difference has been included in Intangible assets, net.

The above summary of estimated fair values is based on preliminary estimates and is subject to adjustment.

The table below reflects the unaudited pro forma combined results of the Company as if the Exchange and the Station Swaps had taken place as of July 1, 2000.

                                                              For the three months ended September 30,
                                                            --------------------------------------------
                                                                    2001                  2000
                                                            ---------------------  --------------------
                                                               (in millions, except per share amounts)
Revenues                                                    $      2,129                $       1,945
Operating income                                                     152                          204
Cumulative effect of accounting change, net of tax                   (26)                        (494)
Net income (loss)                                                    (17)                        (442)
Basic and diluted earnings (loss) per share                 $      (0.02)               $       (0.52)


The unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Exchange and the Station Swaps been consummated on July 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                        FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Other Acquisitions and Dispositions

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 53.44% of Speedvision Network LLC ("Speedvision") for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speedvision. As a result, the Company has consolidated the results of Speedvision beginning July 25, 2001. In October 2001, the Company acquired the remaining minority interest in Speedvision held by Comcast Corporation ("Comcast"). The Company paid a purchase price of $111 million to acquire the remaining 14.54% of Speedvision. This transaction was treated as a purchase in accordance with SFAS No. 141, "Business Combinations".

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life Network LLC ("Outdoor Life") for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. The Company agreed to sell its entire interest in Outdoor Life to Comcast. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF No. 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the Company's acquisition of its additional 50.23% interest in Outdoor Life until the closing of the sale of Outdoor Life to Comcast on October 30, 2001, control of Outdoor Life was deemed to be temporary. Therefore, the results of operations related to the additional 50.23% interest acquired of Outdoor Life will not be consolidated in the Company's statement of operations. On October 30, 2001, the Company completed the sale of its 83.18% interest in Outdoor Life to Comcast for the aggregate purchase price of approximately $512 million in cash, of which approximately $400 million was received prior to September 30, 2001. As a result of this transaction, the Company will recognize a gain on the sale of Outdoor Life in the second quarter of fiscal year 2002.

The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of International Sports Programming Partners ("Fox Sports International"). On July 15, 2001, under a preexisting option, Liberty exercised its right to cause Liberty/TINTA to sell its 50% interest in Fox Sports International held by Liberty/TINTA to News Corporation in exchange for an aggregate 3,633,866 ADRs of News Corporation representing 14,535,464 preferred shares subject to adjustment for dividends paid since July 1999. Under the terms of this transaction, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A Common Stock. This transaction is expected to close during the second quarter of fiscal 2002.

Note 4 - Segment Information

The Company manages and reports its activities in four business segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations in the United States; Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States and professional sports team ownership in the United States.

In the first quarter of fiscal year 2002, management redefined its Filmed Entertainment segment to reflect a change in how the business is analyzed and evaluated. The redefined segment includes all of the previous filmed entertainment activity along with the activity of the former Other Television Businesses segment, primarily comprised of divisions which produce and distribute television programming and also distribute feature motion pictures for syndication and on cable television in the United States. Prior year segments have been reclassified to conform to current year presentation.

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

                         FOX ENTERTAINMENT GROUP, INC.
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 - Segment Information - continued

                                                                            For the three months ended
                                                                                   September 30,
                                                                        ---------------------------------
                                                                            2001                 2000
                                                                        -------------       -------------
                                                                                    (in millions)
Revenues:

 Filmed Entertainment                                                   $         939         $        755
 Television Stations                                                              396                  369
 Television Broadcast Network                                                     320                  339
 Cable Network Programming                                                        436                  365
                                                                        -------------         ------------
  Total Revenues                                                        $       2,091         $      1,828
                                                                        =============         ============
Operating income (loss):
 Filmed Entertainment                                                   $         123         $        102
 Television Stations                                                               78                  106
 Television Broadcast Network                                                     (43)                 (36)
 Cable Network Programming                                                        (16)                  (1)
                                                                        -------------         ------------
  Total operating income (loss)                                                   142                  171
                                                                        -------------         ------------
Interest expense, net                                                             (72)                 (84)
Equity losses of affiliates                                                       (51)                 (20)
Minority interest in subsidiaries                                                 (11)                  (1)
                                                                        -------------         ------------
Income before income taxes and cumulative effect of accounting change   $           8         $         66
                                                                        =============         ============

                                                                                       As of
                                                                        -----------------------------------
                                                                        September 30, 2001    June 30, 2001
                                                                        ------------------    -------------
Total assets:                                                                        (in millions)

Filmed Entertainment                                                    $       4,658         $      4,690
Television Stations                                                            11,194                6,106
Television Broadcast Network                                                    1,599                1,534
Cable Network Programming                                                       4,660                4,033
Investments in equity affiliates                                                1,400                1,493
                                                                        -------------         ------------
 Total assets                                                           $      23,511         $     17,856
                                                                        =============         ============-


Equity losses of affiliates, which primarily relate to entities involved in the production and licensing of cable network programming, Interest expense, net, Minority interest in subsidiaries and Income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

                         FOX ENTERTAINMENT GROUP, INC.
       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 5 - Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30 and September 30, 2001 was approximately $9.3 billion and $9.4 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2002 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantee of such debt obligations.

Note 6 - Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

                                                                        September 30, 2001      June 30, 2001
                                                                      --------------------  -----------------
                                                                                 (in millions)
Filmed entertainment costs:
 Films:
  Released                                                            $                744  $             732
  Completed, not released                                                               75                 23
  In production                                                                        433                555
  In development or preproduction                                                       59                 69
                                                                      --------------------  -----------------
 Television productions:                                                             1,311              1,379
                                                                      --------------------  -----------------
  Released                                                                             462                484
  In production                                                                        251                150
  In development or preproduction                                                        2                 10
                                                                      --------------------  -----------------
                                                                                       715                644
                                                                      --------------------  -----------------
Total filmed entertainment costs, less accumulated amortization                      2,026              2,023
Television programming costs, less accumulated amortization                          1,983              1,680
                                                                      --------------------  -----------------
Total filmed entertainment and television programming costs, net      $              4,009  $           3,703
                                                                      ====================  =================

Note 7 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141 and No. 142. SFAS No. 141 requires all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No 17 and

                          FOX ENTERTAINMENT GROUP, INC

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Recent Accounting Pronouncements - continued

will be adopted by the Company on July 1, 2002. The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statements of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

Note 8 - Subsequent Events

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion is in consideration of the Company's interest in FFW. Fox Broadcasting Company ("FOX") has entered into an arm's-length programming arrangement with Disney to allow the continued broadcast for the 2001 - 2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company will recognize a gain on the sale of FFW in the second quarter of fiscal year 2002. Net cash received on this transaction will be used to reduce obligations to News Corporation and affiliates.

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

The Company manages and reports its businesses in four segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including, Fox Family Worldwide, Inc. ("FFW") through October 2001, Fox Cable Networks Ventures, Inc., Regency Television, The National Geographic Channels and International Sports Programming Partners ("Fox Sports International"), are included in Equity losses of affiliates and, accordingly, are not reported in the segments set forth above. Additionally, through the Company's subsidiary, Fox Sports Networks, the Company holds equity interests in cable-related businesses (the "Fox Sports Networks' domestic" affiliates), including Regional Programming Partners ("RPP"), National Sports Partners ("NSP"), National Advertising Partners ("NAP"), Speedvision Network LLC ("Speedvision") through July 2001 and Outdoor Life Network LLC ("Outdoor Life") through July 2001, that are likewise reported in Equity losses of affiliates and, accordingly, are not reported in the Cable Network Programming segment.

In the first quarter of fiscal year 2002, management redefined its Filmed Entertainment segment to reflect a change in how the business is analyzed and evaluated. The redefined segment includes all of the previous filmed entertainment activity along with the activity of the former Other Television Businesses segment, primarily comprised of divisions which produce and distribute television programming and also distribute feature motion pictures for syndication and on cable television. Prior year segments have been reclassified to conform to current year presentation.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series on off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Stations and Television Broadcast Network. The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 32 owned and operated television broadcast stations in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly affiliates fees based on the number of subscribers as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in general market conditions for advertising may affect revenues.

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include exploitation costs, primarily prints and advertising; the amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Television Stations, Television Broadcast Network and Cable Network Programming. Operating expenses of the two reportable television segments and the Cable Network Programming segment include expenses related to acquiring programming and rights to programming. Operating expenses also typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising as well as salaries, employee benefits, rent and other routine overhead. Depreciation and amortization expense includes the amortization of acquired intangible assets and cable distribution investments.

Results of Operations - Three months ended September 30, 2001 versus Three months ended September 30, 2000.

The following table sets forth the Company's operating results, by segment, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

                                                                       For the three months ended September 30,
                                                                   -------------------------------------------------
                                                                           2001          2000         Change
                                                                   ----------------- ------------- -----------------
                                                                                    (in millions)
Revenues:
  Filmed Entertainment                                                   $   939       $   755       $   184
  Television Stations                                                        396           369            27
  Television Broadcast Network                                               320           339           (19)
  Cable Network Programming                                                  436           365            71
                                                                         -------       -------       -------
 Total revenues                                                          $ 2,091       $ 1,828       $   263
                                                                         =======       =======       =======

Operating income (loss):
  Filmed Entertainment                                                   $   123       $   102       $    21
  Television Stations                                                         78           106           (28)
  Television Broadcast Network                                               (43)          (36)           (7)
  Cable Network Programming                                                  (16)           (1)          (15)
                                                                         -------       -------       -------
 Total operating income (loss)                                               142           171           (29)
Interest expense, net                                                        (72)          (84)           12
Equity losses of affiliates                                                  (51)          (20)          (31)
Minority interest in subsidiaries                                            (11)           (1)          (10)
                                                                         -------       -------       -------
Income before income taxes and cumulative effect of accounting
  change                                                                       8            66           (58)
Income tax expense on a stand-alone basis                                     (4)          (30)           26
                                                                         -------       -------       -------
Income before cumulative effect of accounting change                           4            36           (32)
Cumulative effect of accounting change, net of tax                           (26)         (494)          468
                                                                         -------       -------       -------
Net income (loss)                                                        $   (22)      $  (458)      $   436
                                                                         =======       =======       =======

Other data:
Operating Income Before Depreciation and Amortization /(1)/:
  Filmed Entertainment                                                   $   137       $   117       $    20
  Television Stations                                                        129           152           (23)
  Television Broadcast Network                                               (38)          (31)           (7)
  Cable Network Programming                                                   43            50            (7)
                                                                         -------       -------       -------
 Total Operating Income Before Depreciation and Amortization             $   271       $   288       $   (17)
                                                                         =======       =======       =======



FOOTNOTE:
(1) Operating Income Before Depreciation and Amortization is defined as operating income (loss) before depreciation and amortization, which includes amortization of acquired intangible assets and cable distribution investments. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States and presented in the unaudited consolidated financial statements included elsewhere in this filing.

Overview of Company Results. For the quarter ended September 30, 2001, total revenues increased approximately 14% from $1,828 million in the first quarter of fiscal 2001 to $2,091 million. Revenues at the Filmed Entertainment and Cable Network Programming segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 18% from the corresponding period of the prior year. Operating expenses increased approximately 20% for the quarter ended September 30, 2001 due primarily to increased amortization of capitalized film costs corresponding to higher revenues at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 10% due to increased distribution fees related to the second domestic syndication cycle of NYPD Blue. In the first quarter of fiscal year 2002, Depreciation and amortization increased approximately 10% due to increased amortization of cable distribution investments at the Cable Network Programming segment. For the quarter ended September 30, 2001, Operating income and Operating Income Before Depreciation and Amortization decreased approximately 17% to $142 million and approximately 6% to $271 million, respectively, from the corresponding period of the preceding fiscal year. The Cable Network Programming and Television Stations segments' results primarily contributed to these declines.

Equity losses of affiliates of $51 million increased from losses of $20 million from the corresponding period of the preceding fiscal year. These increased losses relate primarily to increased losses at RPP and National
Geographic-Domestic.

For the quarter ended September 30, 2001, the Company recognized its share of FFW's one-time, non-cash charge for a cumulative effect of accounting change in the amount of $26 million for the change in FFW's film accounting according to Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" (SOP00-2).

Net loss for the quarter ended September 30, 2001 was $22 million ($0.03 loss per share), an improvement of approximately 95% from losses of $458 million ($0.63 loss per share) for the quarter ended September 30, 2000. This significant change was the result of the Company's one-time, non-cash charge of $494 million as a cumulative effect of accounting change for SOP 00-2 recognized in the corresponding period of the prior year.

Filmed Entertainment. For the first quarter of fiscal 2002, revenues increased from $755 million to $939 million or approximately 24% compared to the corresponding period of the preceding fiscal year primarily due to the strong worldwide theatrical results of Planet of The Apes, strong worldwide catalog DVD and VHS sales and the domestic pay television release of Me, Myself and Irene. Also contributing to this increase, at Twentieth Century Fox Television, are the network revenues for The Practice and the domestic syndication for NYPD Blue as compared with domestic syndication for The Pretender released in the corresponding period of the prior year. For the three months ending September 30, 2001, the Filmed Entertainment segment reported an operating income increase of approximately 21% from $102 million in the corresponding period of the prior year to $123 million. This increase is due to the strong product performance mentioned above, partially offset by the related increased amortization of capitalized film costs. Operating Income Before Depreciation and Amortization increased from $117 million to $137 million, an approximate 17% increase as compared to the corresponding period of the prior year. Depreciation and amortization were flat for the quarter and, as such, the change is due to the changes noted above. These results are compared to the prior year, which included the worldwide theatrical performance of X-Men, which was partially offset by the pre-release costs incurred for the second quarter releases, Bedazzled and Woman On Top.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"), consisting of ten television stations (the "Acquired Stations"). This acquisition increased the Company's owned and operated television stations to 32 as compared to the prior year.

For the first quarter of fiscal year 2002, Television Stations' revenues increased to $396 million this quarter from $369 million in the corresponding quarter of the prior year. Excluding the Acquired Stations, advertising revenues decreased approximately 18% from the prior year as a result of continued soft advertising in all of the Television Stations' markets and the adverse impact of the tragic events of September 11th. Despite this market decline, excluding the Acquired Stations, the Television Stations' gained market share of 2.0 percentage points due primarily to the strength of syndicated programming, most notably Seinfeld, particularly in the New York market, and the telecast of the Major League Baseball ("MLB") All-Star game. Operating income from the Television Stations segment decreased from $106 million to $78 million or approximately 26% for the quarter ended September 30, 2001. Operating Income Before Depreciation and Amortization decreased approximately 15% from $152 million to $129 million for the first quarter of fiscal year 2002. These changes are due to increased programming costs for Seinfeld and increased news production costs resulting from the coverage of the tragic events of September 11th, partially offset by the results of the Acquired Stations.

Television Broadcast Network. For the first quarter of fiscal 2002, the Television Broadcast Network's revenues decreased $19 million to $320 million from $339 million in the corresponding period of the prior year. This approximate 6% decline is due primarily to lower National Football League ("NFL") advertising revenue as there were two additional network broadcasts in the prior year (one network broadcast was re-scheduled due to the tragic events of September 11th) and a decrease in regular season ratings. These results were partially offset by higher MLB advertising revenue resulting from the 2001 All-Star game which did not air on FOX in the prior year. Operating loss decreased $7 million to a loss of $43 million and Operating Income Before Depreciation and Amortization decreased $7 million from the prior fiscal year to a loss of $38 million. Higher license fees on returning series and increased NFL programming rights contributed to the increased Operating loss.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $71 million or approximately 19% from $365 million to $436 million for the quarter ended September 30, 2001. This increase is attributed to increased revenues at the Fox News Channel ("Fox News") and the regional sports networks ("RSNs"). The increase in revenues also reflects the first time inclusion of Speedvision. Operating losses increased $15 million from $1 million for the quarter ended September 30, 2000 to $16 million. Operating Income Before Depreciation and Amortization decreased $7 million to $43 million from $50 million from the corresponding period of the prior year. Increased Operating losses and decreased Operating Income Before Depreciation and Amortization are primarily attributable to increased player compensation at the Los Angeles Dodgers from late season changes in the roster.

Fox Sports Networks consists of the results of the FX Channel ("FX"), their consolidated RSNs and Speedvision as of July 25, 2001. During the first quarter of fiscal year 2002, Fox Sports Networks acquired a controlling interest in Speedvision and has consolidated its results since July 25, 2001. For comparative purposes, the following discussion will exclude the results of Speedvision, which are not material to the overall segment.

For the quarter ended September 30, 2001, revenues at FX and the RSNs increased approximately 11% and approximately 17%, respectively. FX affiliate revenue increased reflecting an approximate 29% increase in average cable subscribers over the prior year. At September 30, 2001, FX reached over 71 million households. Despite the difficult advertising market, FX advertising revenue increased approximately 15%, a result of an increase in average audience. The RSNs' revenue increase of approximately 17% reflects an approximate 15% increase in combined cable and DTH affiliate revenue, excluding the impact of Midwest Sports Channel ("FSN North"), which was acquired in February 2001. The affiliate revenue at the RSNs increased primarily from increased average cable rates per subscriber, as well as increases in total subscribers. The RSNs experienced an approximate 4% decline in advertising revenues on regional sports programming, excluding the impact of FSN North, primarily resulting from the soft advertising market. Operating income increased at FX by approximately 4% for the first quarter of fiscal year 2002. The RSNs' operating income was flat, excluding the impact of FSN North, over the corresponding period of the prior year. The RSNs had significant increases in operating expenses, primarily resulting from higher average rights fees associated with new professional rights agreements. FX's operating expenses also increased substantially due to the increased promotional and marketing costs resulting from new series debuting during the current quarter, as well as the launch of FX on certain major cable systems. Depreciation and amortization expenses for the quarter increased due to increases in amortization of cable distribution investments at FX.

For the quarter ended September 30, 2001, Fox News' revenues increased approximately 23% from the corresponding period of the prior year. An approximate 29% increase in cable affiliate fees was attributable to an approximate 33% increase in Fox News subscribers from 54.6 million subscribers in the first quarter of fiscal 2001 to 72.5 million in the first quarter of fiscal 2002. The advertising revenue increase of approximately 10% was driven by improved ratings, partially offset by lower national sell-out and higher pre-emptions due to the tragic events of September 11th. Fox News' operating losses improved approximately 17% as compared to the first quarter of fiscal year 2001. This improvement primarily resulted from a 23% increase in sales due to affiliate subscriber growth and an increase in advertising sales due to higher ratings, partially offset by lower national sell-out and higher pre-emptions. Overall costs increased approximately 10%, including the costs associated with breaking news events from September 11th, talent expenses, FoxNews.com, and amortization expenses. Depreciation and amortization expenses for the quarter increased approximately 12% due to increases in amortization of cable distribution investments.

Equity losses of affiliates. Equity losses of affiliates for the quarter ended September 30, 2001 increased $31 million to $51 million from the corresponding period of the prior year.


                                                                       For the three months ended
                                                      Ownership              September 30,
                                                                     --------------------------------
                                                      Percentage       2001      2000      Change
                                                   ----------------- ------------------- ------------
                                                                     (in millions)

Fox Family Worldwide (FFW)                              49.5%         $(15)     $(13)      $ (2)

Fox Sports International                                  50%           (4)       (5)         1
Fox Sports Networks Domestic:

  National Sports Partners  (NSP)                         50%           (6)       (5)        (1)
  Regional Programming Partners  (RPP)                    40%          (24)       (2)       (22)

  Speedvision /(a)/                                       32%            1         1          -
  Ventures Arena                                          40%            -         -          -

  Other                                                 Various          7         8         (1)
National Geographic Channel - Domestic                  66.7%          (10)       (2)        (8)

Fox Studios Australia                                     50%           (1)       (3)         2

Other                                                   Various          1         1          -
                                                                      ----      ----       ----
  Total equity losses of affiliates                                   $(51)     $(20)      $(31)
                                                                      ====      ====       ----



(a) Subsequent to the acquisition of a controlling interest on July 25, 2001, the results of Speedvision have been consolidated in the Cable Network Programming segment.

For the quarter ended September 30, 2001, the Company's share of FFW's net losses was $15 million, $2 million greater than the corresponding period of the prior year. These losses were primarily due to lower production and distribution revenues, which were slightly offset by higher advertising and affiliate revenues due to subscriber growth.

At Fox Sports International, for the first quarter of fiscal 2002, the Company's share of net losses improved $1 million to a loss of $4 million. Operating results reflect decreased programming and production costs at Fox Sports World and Fox Sports Latin America, offset by increased marketing expenses and production costs at Fox Sports Espanol and Fox Sports Middle East. Subscribers increased 22% to approximately 25 million.

The Company's share of Fox Sports Networks' domestic equity affiliates' net income decreased from $2 million to a loss of $22 million for the quarter ended September 30, 2001. The largest contributor to this decline was the losses at RPP, where Madison Square Garden incurred charges associated with the buyout of certain professional player contracts. NSP losses increased as a result of a weak advertising market. Home Team Sports, which generated positive earnings in the prior year, was sold in February 2001. These declines were partially offset by improvements at NAP resulting from increased commission revenue. From July 25, 2001 to September 30, 2001, the Company did not reflect earnings from Outdoor Life, as this investment has been designated as an asset held for sale, pending the closing of the committed sale to Comcast, which was completed on October 30, 2001.

The Company's share of National Geographic-Domestic's net losses was $10 million. National Geographic-Domestic was launched in January 1, 2001. As of September 30, 2001, National Geographic-Domestic had over 15 million subscribers.

Interest expense, net. Interest expense, net decreased $12 million for the first quarter of fiscal year 2002 from $84 million to $72 million due to the completion of the New Millennium financing in March 2001. (See Liquidity and Capital Resources-New Millennium).

Minority interest in subsidiaries. Minority interest in subsidiaries increased $10 million to $11 million for the quarter ended September 30, 2001 due to an increase in the preferred interests relating to the Company's film financing arrangement. (See Liquidity and Capital Resources - New Millennium).

Income tax on a stand-alone basis. Income tax expense for the first quarter of fiscal 2002 decreased to $4 million from $30 million from in the corresponding period of the preceding year. The effective tax rate for the period increased to 49% compared to 45.5% in the corresponding period of the preceding fiscal year. The increased effective rate is primarily attributable to the relationship of nondeductible items to lower taxable income in the current fiscal quarter.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from The News Corporation Limited and its subsidiaries ("News Corporation").

Net cash flows provided by operating activities during the three months ended September 30, 2001 were $97 million as compared to cash used of $40 million in the corresponding period of the preceding fiscal year. The increase in cash provided was primarily due to a lower investment in working capital as compared to the corresponding period of the prior year.

Net cash flows used in investing activities were $413 million and $196 million during the three months ended September 30, 2001 and 2000, respectively. The current year included the acquisition of Speedvision, investments in Regency Television, National Geographic and Fox Studios Australia and increases in cable distribution investments by Fox News and FX.

Net cash flows provided by financing activities were $370 million and $216 million during the three months ended September 30, 2001 and 2000, respectively. The increase in cash provided by financing activities is primarily attributable to higher Advances from affiliates of News Corporation, net used to fund operating and investing activities.

Guarantees

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30 and September 30, 2001 was approximately $9.3 billion and $9.4 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2002 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantee of such debt obligations.

New Millennium

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, between 2001 and 2004. NM2 issued preferred interests to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

Fox Sports International

The Company and Liberty/TINTA LLC ("Liberty/TINTA"), a subsidiary of Liberty Media Corporation ("Liberty"), each own 50% of Fox Sports International. On July 15, 2001, under a preexisting option, Liberty exercised its right to cause Liberty/TINTA to sell its 50% interest in Fox Sports International held by Liberty/TINTA to News Corporation in exchange for an aggregate 3,633,866 American Depositary Receipts ("ADRs") of News Corporation representing 14,535,464 preferred shares subject to adjustment for dividends paid since July 1999. Under the terms of this transaction, News Corporation will transfer the acquired interest in Fox Sports International to the Company for approximately 3,632,000 shares of Class A Common Stock. The transaction is expected to close in the second quarter of fiscal 2002.

Chris-Craft

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation preferred ADRs. Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company has assigned the licenses issued by the Federal Communications Commission for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations.

The Company, as of the date of Exchange, July 31, 2001, has consolidated the operations of the Acquired Stations with the exception of KTVX-TV in Salt Lake City, whose operations have not been consolidated due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). Accordingly, KTVX-TV is treated as an asset held for sale and is included in Other assets and investments on the September 30, 2001 balance sheet. For financial reporting purposes, in accordance with Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger.

In July 2001, News Corporation entered into a binding agreement to swap KTVX-TV in Salt Lake City and KMOL-TV in San Antonio to Clear Channel Communications, Inc. in exchange for WFTC-TV in Minneapolis (the "Clear Channel swap"). The Clear Channel swap closed October 1, 2001. In addition, in August 2001, News Corporation entered into an Asset Exchange Agreement to swap KBHK-TV in San Francisco to Viacom Inc. in an exchange for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap", and together with the Clear Channel swap, the "Station Swaps"). The Viacom swap closed November 1, 2001. All of the stations exchanged in the Station Swaps were Acquired Stations.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion is in consideration of the Company's interest in FFW. FOX has entered into an arm's-length programming arrangement with Disney to allow the continued broadcast for the 2001 - 2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company will recognize a gain on the sale of FFW in the second quarter of fiscal year 2002. Net cash received on this transaction will be used to reduce obligations to News Corporation and affiliates.

Fox News

AT&T, through a predecessor company, holds a warrant to purchase (the "Warrant") a 20% non-voting common equity interest in Fox News exercisable until January 2, 2002 (the "Exercise Date"). The Warrant is exercisable at an exercise price of $200 million plus interest accrued monthly from May 1, 1997 through the Exercise Date (the exercise price is approximately $285 million as of September 30, 2001). On October 1, 2003, subject to certain conditions, AT&T will have the right to put its equity interest in Fox News to the Company in return for, at the Company's sole option, either (a) cash, or (b) an equivalent amount in News Corporation preferred shares. The amount of cash or preferred shares will be calculated based on the appropriate fair market value of the 20% equity interest in Fox News determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by valuation procedures using an independent investment banker.

Speedvision

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 53.44% of Speedvision for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speedvision. As a result, the Company has consolidated the results of Speedvision beginning July 25, 2001. In October 2001, the Company acquired the remaining minority interest in Speedvision held by Comcast Corporation ("Comcast"). The Company paid a purchase price of $111 million to acquire the remaining 14.54% of Speedvision. This transaction was treated as a purchase in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations."

Outdoor Life

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. The Company agreed to sell its entire interest in Outdoor Life to Comcast. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF No. 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the Company's acquisition of its additional 50.23% interest in Outdoor Life until the closing of the sale of Outdoor Life to Comcast on October 30, 2001, control of Outdoor Life was deemed to be temporary. Therefore, the results of operations related to the additional 50.23% interest acquired of Outdoor Life will not be consolidated in the Company's statement of operations. On October 30, 2001, the Company completed the sale of its 83.18% interest in Outdoor Life to Comcast for the aggregate purchase price of approximately $512 million in cash, of which approximately $400 million was received prior to September 30, 2001. As a result of this transaction, the Company will recognize a gain on the sale of Outdoor Life in the second quarter of fiscal year 2002.

Recent Accounting Pronouncements

At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

In July 2001, the FASB issued SFAS No. 141 and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using guidance specifically provided in this statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statements of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

     (i) Current Report on Form 8-K of the registrant filed August 14, 2001 relating to the announcement that, on July 31, 2001, News Corporation completed its acquisition of Chris-Craft.

     (ii) Amendment to the August 14, 2001 Current Report on Form 8-K of the registrant filed October 15, 2001 to include the financial information required by Item 7(a)(4) of Form 8-K

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2001                    FOX ENTERTAINMENT GROUP, INC.



                                            By: /s/ David F. DeVoe
                                                ------------------
                                               Name: David F. DeVoe
                                               Title:  Chief Financial Officer