Form 10-Q
period 2001-12-31
FOX ENTERTAINMENT GROUP INC
filed 2002-02-13
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

Commission file number 1-14595

Fox Entertainment Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-4066193 (I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, NewYork (Address of Principal Executive Offices)	10036 (Zip Code)

Registrant’s telephone number, including area code (212) 852-7111

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒            No  ☐

As of February 13, 2002, 302,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
Revenues	$2,769	$2,502	$4,860	$4,330
Expenses:
Operating	2,123	1,850	3,638	3,112
Selling, general and administrative	304	256	609	534
Depreciation and amortization	128	120	257	237
Other operating charge	909	—	909	—

Operating (loss) income	(695)	276	(553)	447

Other Income (Expense):
Interest expense, net	(66)	(98)	(138)	(182)
Equity (losses) earnings of affiliates	(58)	3	(109)	(17)
Minority interest in subsidiaries	(11)	(1)	(22)	(2)
Other, net	1,585	(143)	1,585	(143)

Income before provision for income taxes and cumulative effect of accounting change	755	37	763	103
Provision for income tax expense on a stand-alone basis	(300)	(32)	(304)	(62)

Income before cumulative effect of accounting change	455	5	459	41
Cumulative effect of accounting change, net of tax	—	—	(26)	(494)

Net income (loss)	$455	$5	$433	$(453)

Basic and diluted earnings per share before cumulative effect of accounting change	$0.54	$0.01	$0.56	$0.06
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	—	(0.04)	(0.68)

Basic and diluted earnings (loss) per share	$0.54	$0.01	$0.52	$(0.62)

Basic and diluted weighted average number of common equivalent shares outstanding	847	724	827	724

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions except share and per share amounts)

	At
	December 31, 2001	June 30, 2001
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$55	$66
Accounts receivable, net	3,301	2,504
Filmed entertainment and television programming costs, net	3,764	3,703
Investments in equity affiliates	1,395	1,493
Property and equipment, net	1,479	1,454
Intangible assets, net	13,206	7,647
Other assets and investments	1,107	989

Total assets	$24,307	$17,856

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$2,020	$1,705
Participations, residuals and royalties payable	1,100	890
Television programming rights payable	1,323	1,133
Deferred revenue	936	553
Borrowings	882	1,032
Deferred income taxes	2,143	706
Other liabilities	957	142

	9,361	6,161
Due to affiliates of News Corporation	2,135	2,866

Total liabilities	11,496	9,027

Minority interest in subsidiaries (Note 9)	872	861

Commitments and contingencies
Shareholders’ Equity:
Preferred Stock, $.01 par value per share; 100,000,000 shares authorized; none issued and outstanding at December 31, 2001 and June 30, 2001	—	—
Class A Common Stock, $.01 par value per share; 1,000,000,000 authorized; 302,436,375 and 176,559,834 issued and outstanding at December 31, 2001 and June 30, 2001, respectively	3	2
Class B Common Stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding at December 31, 2001 and June 30, 2001	6	6
Additional paid-in capital	11,569	8,023
Retained earnings (deficit) and accumulated other comprehensive income	361	(63)

Total shareholders’ equity	11,939	7,968

Total liabilities and shareholders’ equity	$24,307	$17,856

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(in millions)

	For the six months ended December 31,
	2001	2000
Operating activities:
Net income (loss)	$433	$(453)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	257	237
Other operating charge	909	—
Cumulative effect of accounting change, net of tax	26	494
Equity losses (earnings) of affiliates and distributions	126	68
Other, net	(1,585)	143
Minority interest in subsidiaries	5	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(699)	(677)
Filmed entertainment and television programming costs, net	(390)	(133)
Accounts payable and accrued liabilities	718	204
Participations, residuals and royalties payable and other liabilities	210	(57)

Net cash provided by (used in) operating activities	10	(174)

Investing activities:
Acquisitions, net of cash acquired	(525)	—
Proceeds from the sale of investments in equity affiliates	1,683	—
Investments in equity affiliates	(162)	(107)
Other investments	(43)	(162)
Purchases of property and equipment, net of acquisitions	(37)	(67)
Proceeds from the sale of property and equipment	10	—

Net cash provided by (used in) investing activities	926	(336)

Financing activities:
Borrowings (repayments)	(168)	51
Increase in minority interest in subsidiaries	8	—
Advances from (repayments to) affiliates of News Corporation, net	(787)	398

Net cash (used in) provided by financing activities	(947)	449

Net decrease in cash and cash equivalents	(11)	(61)
Cash and cash equivalents, beginning of period	66	114

Cash and cash equivalents, end of period	$55	$53

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Note 1—Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company was incorporated in Delaware in May 1985 as Twentieth Holdings Corporation. In 1998, the Company changed its corporate name to Fox Entertainment Group, Inc. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, at December 31, 2001, held equity and voting interests in the Company of 85.32% and 97.84%, respectively.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission on September 28, 2001.

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

At the beginning of fiscal 2001, the Company adopted Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), which established new accounting standards for producers and distributors of films and supersedes Statement of Financial Accounting Standards (“SFAS”) No. 53, “Financial Reporting by Producers and Distributors of Motion Pictures Films.” SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of tax benefit of $302 million, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company’s accounting policy is to expense marketing and certain development costs as incurred.

Fox Family Worldwide, Inc. (“FFW”), formerly an equity affiliate of the Company until it was sold in October 2001, adopted SOP 00-2 on July 1, 2001, at which time they recorded a one-time, non-cash charge of approximately $53 million as a cumulative effect of accounting change. The Company’s portion, approximately $26 million, has been accounted for as a cumulative effect of accounting change in the accompanying unaudited consolidated condensed statement of operations for the six months ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Note 2—Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2001	2000	2001	2000
	(in millions)
Net income (loss)	$455	$5	$433	$(453)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	6	(9)	11

Total comprehensive income (loss)	$443	$11	$424	$(442)

Note 3—Chris-Craft Acquisition

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, “Chris-Craft”). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft’s ten television stations (the “Acquired Stations”) to the Company in exchange for 122,244,272 shares of the Company’s Class A Common Stock and net indebtedness of $48 million (the “Exchange”), thereby increasing News Corporation’s ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission (“FCC”) for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company’s existing television station business.

The Company has consolidated the operations of the Acquired Stations, as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated prior to its exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with Emerging Issues Task Force (“EITF”) No. 90-5, “Exchanges of Ownership Interests between Entities under Common Control,” the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

On October 1, 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”, and together with the Clear Channel swap, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

The purchase price was primarily allocated to acquired intangible assets including both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill was assigned to the Television Stations segment and is not deductible for tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities. This difference has been included in Intangible assets, net.

The purchase price allocation is based on preliminary estimates and is subject to adjustment, which is expected to be completed by the end of the fiscal year.

Note 3—Chris-Craft Acquisition—continued

The table below reflects the unaudited pro forma combined results of the Company as if the Exchange and the Station Swaps had taken place as of July 1, 2000.

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
	(in millions, except per share amounts)
Revenues	$2,769	$2,632	$4,898	$4,577
Operating (loss) income	(695)	311	(543)	510
Cumulative effect of accounting change, net of tax	—	—	(26)	(494)
Net income (loss)	455	26	438	(411)
Basic and diluted earnings (loss) per share	$0.54	$0.03	$0.52	$(0.49)

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

Note 4—Other Acquisitions and Dispositions

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 53.44% of Speedvision Network, LLC (“Speedvision”) for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speedvision. As a result, the Company has consolidated the results of Speedvision beginning July 25, 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speedvision held by Comcast Corporation (“Comcast”) for approximately $111 million. These transactions have been treated as a purchase in accordance with SFAS No. 141, “Business Combinations”.

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life Network, LLC (“Outdoor Life”) for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. On August 23, 2001, Comcast exercised its option to acquire the Company’s ownership interest in Outdoor Life for $512 million in cash. During the period from July 25, 2001 until the closing of the sale of Outdoor Life to Comcast on October 30, 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF No. 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations.

On December 3, 2001, News Corporation acquired from Liberty Media Corporation (“Liberty”) its 50% interest in International Sports Programming Partners (“Fox Sports International”), in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of this transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF No. 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value.

Note 4—Other Acquisitions and Dispositions—continued

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. Fox Broadcasting Company (“FOX”) has entered into a programming arrangement with Disney, which allowed the continued broadcast for the 2001-2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company recognized a pre-tax gain on the sale of FFW in the amount of approximately $1.4 billion, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation, to reduce third party debt and to fund working capital requirements. In addition, the Company sublicensed certain post-season Major League Baseball (“MLB”) games for the 2001 to 2006 MLB seasons to Disney for approximately $675 million.

Note 5—Other Operating Charge

The Company has several multi-year sports rights agreements including a contract with the National Football League (“NFL”) through fiscal year 2006, a contract with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2009 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR. Related to theses rights, at December 31, 2001, the Company has $6,487 million of future minimum payment obligations consisting of NFL—$2,880 million, MLB—$2,005 million and NASCAR—$1,602 million.

At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statements of operations. This charge relates to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

At the end of the second quarter, the Company evaluated the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of forecasted long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicate that the Company will generate a loss over the remaining term of the sports contracts.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company has determined that the impact on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the three months and six months ended December 31, 2001 is $0.66 loss per share and $0.68 loss per share, respectively.

The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total operating profit of the contract. Absent future changes in estimates of revenues and costs, and considering the provision of $909 million for estimated losses, no operating profit or loss will be recognized over the remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2001, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should the estimates of revenue further weaken from those applied at December 31, 2001 an additional loss will be recorded. Should the estimates improve, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the remaining contract life.

Note 6—Segment Information

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

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,117	$1,082	$2,056	$1,837
Television Stations	526	457	922	826
Television Broadcast Network	722	649	1,042	988
Cable Network Programming	404	314	840	679

Total Revenues	$2,769	$2,502	$4,860	$4,330

Operating (loss) income:
Filmed Entertainment	$121	$134	$244	$236
Television Stations	206	203	284	309
Television Broadcast Network	(130)	(65)	(173)	(101)
Cable Network Programming	17	4	1	3
Other operating charge	(909)	—	(909)	—

Total operating (loss) income	(695)	276	(553)	447

Interest expense, net	(66)	(98)	(138)	(182)
Equity (losses) earnings of affiliates	(58)	3	(109)	(17)
Minority interest in subsidiaries	(11)	(1)	(22)	(2)
Other, net	1,585	(143)	1,585	(143)

Income before provision for income taxes and cumulative effect of accounting change	$755	$37	$763	$103

Note 6—Segment Information—continued

Other operating charge, Equity (losses) earnings of affiliates, which primarily relate to entities involved in the production and licensing of cable network programming, Interest expense, net, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

	At
	December 31, 2001	June 30, 2001
	(in millions)
Total assets:
Filmed Entertainment	$4,882	$4,690
Television Stations	11,356	6,106
Television Broadcast Network	1,535	1,534
Cable Network Programming	5,139	4,033
Investments in equity affiliates	1,395	1,493

Total assets	$24,307	$17,856

Note 7—Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation’s subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 2001 and June 30, 2001 was approximately $9.1 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2002 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantee of such debt obligations.

Note 8—Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following at:

	December 31, 2001	June 30, 2001
	(in millions)
Filmed entertainment costs:
Films:
Released	$748	$732
Completed, not released	20	23
In production	359	555
In development or preproduction	51	69

	1,178	1,379

Television productions:
Released	516	484
In production	254	150
In development or preproduction	3	10

	773	644

Total filmed entertainment costs, less accumulated amortization	1,951	2,023
Television programming costs, less accumulated amortization	1,813	1,680

Total filmed entertainment and television programming costs, net	$3,764	$3,703

Note 9—Minority Interest in Subsidiaries

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, between 2001 and 2004. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments. At December 31, 2001, there was $850 million outstanding under NM2, which is included in unaudited consolidated condensed balance sheets as Minority interest in subsidiaries.

Note 10—Other, Net

Other, net consisted of $1,439 million and $147 million in gains related to the sale of the Company’s investments in FFW and Outdoor Life, respectively, for the three and six months ended December 31, 2001. For the three and six months ended December 31, 2000, Other, net consisted of $143 million related to the loss on the restructuring of the Healtheon/WebMD transaction.

Note 11—Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors’ Products.” This EITF, among other things, codified the issues and examples of EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company will reclassify the amortization of cable distribution investments to revenue, net. All comparative periods will be restated. Based upon historical pro forma information, management believes that revenue, net could be reduced up to 1.5%. The amortization of cable distribution investments is included in depreciation and amortization expense and would correspondingly be reduced such that Operating income, Net income and Earnings per share would not be affected.

In June 2001, the FASB issued SFAS No. 141 and No. 142. SFAS No. 141 requires all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statements of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

Note 12—Subsequent Events

In January 2002, the Company acquired from Comcast its approximate 23.3% interest in the Sunshine Network for approximately $23.3 million. This acquisition increased the Company’s ownership percentage in the Sunshine Network to approximately 83.3%. As of the acquisition date, the Sunshine Network will be consolidated into the Cable Network Programming segment of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Registration Statement Form S-1 (SEC file no. 333-61515) as declared effective by the Securities and Exchange Commission on November 9, 1998, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

The Company manages and reports its businesses in four segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators and professional sports team ownership. The Company’s equity interests in certain cable network programming and related ventures, including, Fox Family Worldwide, Inc. (“FFW”) through October 2001, Regency Television, and International Sports Programming Partners (“Fox Sports International”) through December 2001, are included in Equity (losses) earnings of affiliates and, accordingly, are not reported in the segments set forth above. Additionally, through the Company’s subsidiaries, Fox Sports Networks, LLC and Fox Cable Networks Ventures, Inc. (together, “Fox Sports Cable Networks”), the Company holds equity interests in cable programming-related businesses, including Regional Programming Partners (“RPP”), National Sports Partners (“NSP”), National Advertising Partners (“NAP”), The National Geographic Channels, Speedvision Network, LLC (“Speedvision”) through July 2001 and Outdoor Life Network, LLC (“Outdoor Life”) through July 2001, that are likewise reported in Equity (losses) earnings of affiliates and, accordingly, are not reported in the Cable Network Programming segment.

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

Sources of Revenue

Filmed Entertainment.    The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series on off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product with its financial success dependent upon many factors, including audience acceptance.

Television Stations and Television Broadcast Network.    The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company (“FOX”) and to national “spot” and local advertisers by the Company’s group of 33 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

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

Other Operating Charge.    The Company has several multi-year sports rights agreements including a contract with the National Football League (“NFL”) through fiscal year 2006, a contract with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2009 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR. Related to theses rights, at December 31, 2001, the Company has $6,487 million of future minimum payment obligations consisting of NFL—$2,880 million, MLB—$2,005 million and NASCAR—$1,602 million.

At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statements of operations. This charge relates to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

At the end of the second quarter, the Company evaluated the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of forecasted long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicate that the Company will generate a loss over the remaining term of the sports contracts.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company has determined that the impact on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the three months and six months ended December 31, 2001 is $0.66 loss per share and $0.68 loss per share, respectively.

The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total operating profit of the contract. Absent future changes in estimates of revenues and costs, and considering the provision of $909 million for estimated losses, no operating profit or loss will be recognized over the remaining term of the sports contracts.

Prepared by R.R. Donnelley Financial—FORM 10-Q

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2001, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should the estimates of revenue further weaken from those applied at December 31, 2001 an additional loss will be recorded. Should the estimates improve, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the remaining contract life.

Results of Operations—Three months ended December 31, 2001 versus Three months ended December 31, 2000.

The following table sets forth the Company’s operating results, by segment, for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

	For the three months ended December 31,
	2001	2000	Change
	(in millions)
Revenues:
Filmed Entertainment	$1,117	$1,082	$35
Television Stations	526	457	69
Television Broadcast Network	722	649	73
Cable Network Programming	404	314	90

Total revenues	$2,769	$2,502	$267

Operating (loss) income:
Filmed Entertainment	$121	$134	$(13)
Television Stations	206	203	3
Television Broadcast Network	(130)	(65)	(65)
Cable Network Programming	17	4	13
Other operating charge	(909)	—	(909)

Total operating (loss) income	(695)	276	(971)
Interest expense, net	(66)	(98)	32
Equity (losses) earnings of affiliates	(58)	3	(61)
Minority interest in subsidiaries	(11)	(1)	(10)
Other, net	1,585	(143)	1,728

Income before provision for income taxes	755	37	718
Provision for income tax expense on a stand-alone basis	(300)	(32)	(268)

Net income	$455	$5	$450

Other data:
Operating Income Before Depreciation and Amortization(1):
Filmed Entertainment	$135	$151	$(16)
Television Stations	259	249	10
Television Broadcast Network	(125)	(60)	(65)
Cable Network Programming	73	56	17
Other operating charge	(909)	—	(909)

Total Operating Income Before Depreciation and Amortization	$(567)	$396	$(963)

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

Overview of Company Results.    For the quarter ended December 31, 2001, total revenues increased approximately 11% from $2,502 million in the second quarter of fiscal 2001 to $2,769 million. Increased revenues at the Cable Network Programming and Television Broadcast Network segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 15% from the corresponding period of the prior year. Operating expenses increased approximately 15% for the quarter ended December 31, 2001 due primarily to the increase in MLB and other programming rights costs in the Television Broadcast Network and Cable Network Programming segments. Selling, general and administrative expenses increased approximately 19% due to the acquisitions of Chris-Craft, Speedvision and the Midwest Sports Channel. In the second quarter of fiscal year 2002, Depreciation and amortization increased approximately 7% due to the acquisition of Chris-Craft. For the quarter ended December 31, 2001, Operating income decreased to a loss of $695 million from income of $276 million in the quarter ended December 31, 2000. For the second quarter of fiscal year 2002, Operating Income Before Depreciation and Amortization decreased to a loss $567 million from income of $396 million from the corresponding period of the preceding fiscal year. For the quarter ended December 31, 2001, Other operating charge of $909 million related to losses on the Company’s sports contracts caused by changes in accounting estimates primarily with respect to reductions of projected advertising revenue on national sports rights agreements with the NFL, MLB and NASCAR. In addition, the Television Broadcast Network and Filmed Entertainment segments’ results contributed to these declines.

Equity losses of affiliates of $58 million decreased from earnings of $3 million from the corresponding period of the preceding fiscal year. These increased losses relate primarily to the Company’s share of a non-cash compensation charge recorded at FFW prior to the sale of the Company’s interest in FFW to the Walt Disney Company (“Disney”), the absence of earnings from The Golf Channel, which was sold in February 2001, and increased start-up losses at the National Geographic Channel-domestic after its launch in January 2001.

Net income for the quarter ended December 31, 2001 was $455 million ($0.54 per share), an improvement from income of $5 million ($0.01 per share) for the quarter ended December 31, 2000. This increase was primarily the result of the Company’s gains on the sales of its FFW and Outdoor Life investments, which were partially offset by the charge for the change in accounting estimate on the national sports rights agreements.

Filmed Entertainment.    For the second quarter of fiscal 2002, revenues increased from $1,082 million to $1,117 million or approximately 3% compared to the corresponding period of the preceding fiscal year. At Fox Filmed Entertainment, revenues for the second quarter included strong worldwide home entertainment sales of library titles, Planet of the Apes, Dr. Dolittle 2 and Moulin Rouge. Prior period revenues included international theatrical and domestic home entertainment sales of X-Men, home entertainment library titles and the domestic theatrical performance of Cast Away. For the three months ended December 31, 2001, the Filmed Entertainment segment reported an Operating income decrease of approximately 10% to $121 million from $134 million in the corresponding period of the prior year. This decrease was due to higher releasing costs related to domestic theatrical releases resulting from an additional film released in the quarter compared to the comparable period of the prior year. Partially offsetting this decrease were higher revenues at Twentieth Century Fox Television for Buffy the Vampire Slayer, The Simpsons, Dharma & Greg and The Practice. Operating Income Before Depreciation and Amortization decreased from $151 million to $135 million, an approximate 11% decrease as compared to the corresponding period of the prior year. Depreciation and amortization were flat for the quarter and, as such, the change in Operating Income Before Depreciation and Amortization is due to the change noted above.

Television Stations.    On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively “Chris-Craft”), consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc. and Clear Channel Communications, Inc. for three other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). This acquisition increased the number of the Company’s owned and operated television stations to 33 full power stations.

For the second quarter of fiscal year 2002, Television Stations’ revenues increased to $526 million from $457 million in the corresponding quarter of the prior year. The revenues contributed by the Acquired Stations drove the approximate 15% increase. Excluding the Acquired Stations, revenues decreased 6% primarily due to continued reduced advertising in all of the Television Stations’ markets, the absence of spending on political advertising and the adverse impact of the tragic events of

September 11th. Despite the advertising market decline, excluding the Acquired Stations, the Television Stations’ gained market share of 1.4 percentage points due primarily to the strength of syndicated programming, most notably Seinfeld, particularly in the New York market, and the telecast of the MLB post-season. Operating income from the Television Stations segment of $206 million increased 2% from $203 million for the quarter ended December 31, 2000. Excluding the Acquired Stations, the Television Stations’ operating income decreased approximately 18%. Operating expenses for the second quarter of fiscal 2002 increased due to higher costs for Seinfeld programing. Operating Income Before Depreciation and Amortization increased approximately 4% from $249 million to $259 million for the second quarter of fiscal year 2002.

Television Broadcast Network.    For the second quarter of fiscal 2002, the Television Broadcast Network’s revenues increased $73 million to $722 million from $649 million in the corresponding period of the prior year. This approximate 11% increase is due primarily to $85 million of revenue recognized from the current year portion of the $675 million sale of the 2001 to 2006 MLB divisional series rights to ABC Family, increased advertising revenue due to ten additional MLB post season games broadcast under the new MLB contract and two additional World Series games versus the prior year. These results were partially offset by lower prime time advertising revenue resulting from a 20% ratings decline in entertainment programming and a decrease in NFL advertising revenue due to lower regular season pricing and ratings. Operating loss increased $65 million to a loss of $130 million and Operating Income Before Depreciation and Amortization decreased $65 million from the corresponding period of the prior year to a loss of $125 million. These results relate to the items mentioned above as well as increased MLB programming rights costs and an $18 million loss resulting from the airing and future rights of Star Wars Episode 1: The Phantom Menace.

Cable Network Programming.    Total revenues for the Cable Network Programming segment increased by $90 million or approximately 29% from $314 million to $404 million for the quarter ended December 31, 2001. This increase is attributed to affiliate revenue increases across all cable channels. The increase in revenues also reflects the first time inclusion of Speedvision from July 25, 2001. Operating income increased $13 million from $4 million for the quarter ended December 31, 2000 to $17 million for the quarter ended December 31, 2001. Operating Income Before Depreciation and Amortization increased 30% to $73 million from $56 million from the corresponding period of the prior year. Increased Operating income and Operating Income Before Depreciation and Amortization are primarily attributable to the results of the Regional Sports Networks (“RSNs”) and Fox News Networks, LLC (“Fox News”). Speedvision contributed approximately $12 million of Operating Income Before Depreciation and Amortization during the quarter ended December 31, 2001.

Fox Sports Cable Networks consists of the results of the FX Channel (“FX”), their consolidated RSNs, and Speedvision from July 25, 2001 and Fox Sports International from December 3, 2001 (together, the “Acquired Channels”). During fiscal year 2002, Fox Sports Cable Networks acquired the remaining interest in Speedvision and has consolidated its results since July 25, 2001. In addition, on December 3, 2001, Fox Sports Cable Networks acquired the remaining 50% interest in Fox Sports International and has consolidated its results since the date of acquisition.

For the second quarter of fiscal year 2002, revenues at Fox Sports Cable Networks increased approximately 31%. Half of the 31% increase is attributable to the first time inclusion of the Acquired Channels. Revenues at the RSNs and FX increased approximately 14% and 17%, respectively. FX had increased affiliate revenues of 29% due to an approximate increase of 20 million households over the prior year. At December 31, 2001, FX reached over 74 million households. Affiliate revenues at the RSNs increased due to higher average rates per subscriber and increased total subscribers for the quarter ended December 31, 2001. Fox Sports Cable Networks’ advertising revenues, excluding the Acquired Channels, increased 3% compared to the corresponding period of the prior year primarily attributable to the acquisition of Midwest Sports Channel. Operating income increased approximately 44%, primarily attributable to the inclusion of the Acquired Channels. Operating income at FX decreased approximately 25% due to increased programming costs for newly syndicated and original programming. Operating income increased at the RSNs approximately 36% due to the affiliate revenue increases partially offset by higher average rights fees associated with new professional sports rights agreements and an increase in the number of professional sporting events due to the rescheduling of games.

For the quarter ended December 31, 2001, Fox News’ revenues increased 31% from the corresponding period of the prior year. This increase primarily resulted from a 59% increase in advertising revenue and a 28% increase in affiliate revenue. The increase in advertising revenue was driven by improved ratings, partially offset by lower national advertising sales and the impact of pre-emptions. The affiliate revenue increase was attributable to a 34% increase in Fox News subscribers from 57.5 million subscribers at December 31, 2000 to 77.2 million at December 31, 2001. Operating loss decreased 25% in the second quarter of fiscal 2002 compared to the corresponding period of the prior year. This decrease primarily resulted from the revenue increase of 31% noted above, which was only partially offset by a 24% increase in costs. Increased expenses related to the higher costs associated with breaking news events and talent expenses were partially offset by reduced costs due to the absence of election coverage in the current year. Depreciation and amortization expenses for the quarter increased 8% in the second quarter of fiscal 2002 compared to the corresponding period of the prior year. This increase resulted from higher amortization costs due to an increase in cable distribution investments from subscriber acquisition. This increase was partially offset by a reduction in depreciation expense due to equipment reaching the end of its useful life.

Other operating charge.    At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statement of operations. This charge relates to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

Equity (losses) earnings of affiliates.    Equity (losses) earnings of affiliates for the quarter ended December 31, 2001 changed $61 million to losses of $58 million from earnings of $3 million in the quarter ended December 31, 2000.

	Ownership Percentage	For the three months ended December 31,
		2001	2000	Change
		(in millions)
Fox Family Worldwide (FFW) (a)	50%	$(36)	$4	$(40)
Fox Sports International (b)	50%	(5)	(4)	(1)
National Geographic Channel—Domestic	66.7%	(16)	(5)	(11)
Other ( c)	Various	(1)	8	(9)

Total equity (losses) earnings of affiliates		$(58)	$3	$(61)

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
(c)
Included in Other for the period ended December 31, 2000 are the results of The Golf Channel, which the Company sold in June 2001, and Speedvision. Subsequent to the acquisition of a controlling interest on July 25, 2001, the results of Speedvision have been consolidated in the Cable Network Programming segment.

The primary reasons for the change in Equity (losses) earnings from affiliates are the Company’s share of FFW’s net losses which includes a non-cash compensation charge of which the Company’s share is $30 million, recorded before the sale of FFW, and the absence of earnings from The Golf Channel, which was sold in June 2001. For the quarter ended December 31, 2001, the Company’s share of National Geographic Channel-domestic’s net losses was $16 million as compared to $5 million in losses in the corresponding period of the prior year. The National Geographic Channel-domestic’s programming, production and marketing expenses and amortization of cable distribution investments more than offset revenues for the quarter. This is primarily due to the fact that the National Geographic Channel-domestic was launched in January 2001 and is still expanding its subscriber base.

Interest expense, net.    Interest expense, net decreased $32 million for the second quarter of fiscal year 2002 from $98 million to $66 million due to a decrease in amounts due to affiliates of News Corporation and decreased interest due to the expiration of the New Millennium film financing in March 2001 and repayment of film production financing.

Minority interest in subsidiaries.    Minority interest in subsidiaries increased $10 million to $11 million for the quarter ended December 31, 2001 due to an increase in the preferred interests relating to the Company’s film financing arrangement, under which outstanding amounts are reflected as Minority interest in subsidiaries in the accompanying unaudited consolidated condensed balance sheets. (See Liquidity and Capital Resources—New Millennium)

Other, net.    Other, net was $1,585 million for the quarter ended December 31, 2001 as compared to expense of $143 million in the corresponding period of the prior year. Current quarter income includes the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life in the amount of $147 million. (See Liquidity and Capital Resources—FFW and Outdoor Life)

Provision for income tax on a stand-alone basis.    The effective tax rate of 39.7% for the second quarter of fiscal 2002 differs from the federal income tax statutory rate of 35% principally due to the effect of the permanent differences arising from the amortization of non-deductible intangible assets.

Results of Operations—Six months ended December 31, 2001 versus Six months ended December 31, 2000.

The following table sets forth the Company’s operating results, by segment, for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000.

	For the six months ended December 31,
	2001	2000	Change
	(in millions)
Revenues:
Filmed Entertainment	$2,056	$1,837	$219
Television Stations	922	826	96
Television Broadcast Network	1,042	988	54
Cable Network Programming	840	679	161

Total revenues	$4,860	$4,330	$530

Operating (loss) income:
Filmed Entertainment	$244	$236	$8
Television Stations	284	309	(25)
Television Broadcast Network	(173)	(101)	(72)
Cable Network Programming	1	3	(2)
Other operating charge	(909)	—	(909)

Total operating (loss) income	(553)	447	(1,000)
Interest expense, net	(138)	(182)	44
Equity (losses) earnings of affiliates	(109)	(17)	(92)
Minority interest in subsidiaries	(22)	(2)	(20)
Other, net	1,585	(143)	1,728

Income before provision for income taxes and cumulative effect of accounting change	763	103	660
Provision for income tax expense on a stand-alone basis	(304)	(62)	(242)

Income before cumulative effect of accounting change	459	41	418
Cumulative effect of accounting change, net of tax	(26)	(494)	468

Net income (loss)	$433	$(453)	$886

Other data:
Operating Income Before Depreciation and Amortization(1):
Filmed Entertainment	$272	$268	$4
Television Stations	388	401	(13)
Television Broadcast Network	(163)	(91)	(72)
Cable Network Programming	116	106	10
Other operating charge	(909)	—	(909)

Total Operating Income Before Depreciation and Amortization	$(296)	$684	$(980)

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

Overview of Company Results.    For the six months ended December 31, 2001, total revenues increased approximately 12% from $4,330 million to $4,860 million. Increased revenues at the Filmed Entertainment and Cable Network Programming segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 16% from the corresponding period of the prior year. Operating expenses increased approximately 17% for the six months ended December 31, 2001 due primarily to increased amortization of capitalized film costs corresponding to higher revenues at the Filmed Entertainment segment and increased MLB programming costs at the Television Broadcast network segment. Selling, general and administrative expenses increased approximately 14% due to the acquisitions of the Acquired Stations, the Midwest Sports Channel and Speedvision. During the first six months of fiscal year 2002, Depreciation and amortization increased approximately 8% due to the acquisition of Chris-Craft and the increased amortization of cable distribution investments at the Cable Network Programming segment. For the first six months of fiscal year 2002, Operating income decreased to a loss of $553 million from income of $447 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization decreased to a loss of $296 million from income of $684 million for the period ended December 31, 2000. For the six months ended December 31, 2001, Other operating charge of $909 million related to losses on the Company’s sports contracts caused by changes in accounting estimates primarily with respect to reductions of projected advertising revenue on national sports rights agreements with the NFL, MLB and NASCAR. In addition, the Television Broadcast Network and Television Stations segments’ results contributed to these declines.

Equity losses of affiliates of $109 million increased from $17 million from the corresponding period of the preceding fiscal year. These increased losses relate primarily to the Company’s share of a non-cash compensation charge recorded at FFW prior to the sale of the Company’s interests in FFW to Disney and increased losses at RPP and the National Geographic Channel-domestic, after its launch in January 2001.

For the six months ended December 31, 2001, the Company recognized a share of FFW’s one-time, non-cash charge for a cumulative effect of accounting change in the amount of $26 million for the change in FFW’s film accounting according to SOP 00-2. This is compared to the Company’s adoption of SOP 00-2 beginning July 1, 2000. The Company’s non-cash charge of $494 million, net of tax benefit of $302 million, was recorded during the six months ended December 31, 2000

Net income for the six months ended December 31, 2001 was $433 million ($0.52 per share), an improvement from losses of $453 million ($0.62 loss per share) for the six months ended December 31, 2000. This change was the result of the Company’s gains on the sales of FFW and Outdoor Life, which were partially offset by the charge for the change in accounting estimate on the Company’s national sports rights agreements as compared to the non-cash charge of $494 million for the Company’s adoption of SOP 00-2 in the corresponding period of the prior year.

Filmed Entertainment.    For the first six months of fiscal 2002, revenues increased from $1,837 million to $2,056 million or approximately 12% compared to the corresponding period of the preceding fiscal year. This increase reflected the strong worldwide theatrical performance of Planet of the Apes and the strong worldwide home entertainment sales for the library, Planet of the Apes, Dr. Dolittle 2 and Moulin Rouge. This revenue stream is compared to the worldwide theatrical performance and domestic home entertainment sales of X-Men, the domestic theatrical performance of Cast Away and library home entertainment sales in the first six months of fiscal year 2001. For the six months ended December 31, 2001, the Filmed Entertainment segment reported an operating income increase of approximately 3% from $236 million in the corresponding period of the prior year to $244 million. This increase is primarily due to increased revenues for Buffy the Vampire Slayer and Dharma & Greg, as well as the domestic syndication of NYPD Blue, partially offset by higher worldwide theatrical releasing costs. Operating Income Before Depreciation and Amortization increased 2% to $272 million from $268 million in the corresponding period of the prior year.

Television Stations.    On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft, consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc. and Clear Channel Communications, Inc. for three other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). This acquisition increased the number of the Company’s O&Os to 33 full power stations.

For the first six months of fiscal year 2002, Television Stations’ revenues increased to $922 million from $826 million in the corresponding period of the prior year. The revenues contributed by the Acquired Stations drove the approximate 12% increase. Excluding the Acquired Stations, revenues decreased 8% primarily due to continued soft advertising in all of the Television Stations’ markets, the absence of spending on political advertising and the adverse impact of the tragic events of September 11th drove this decrease. Despite the advertising market decline, excluding the Acquired Stations, the Television Stations’ gained market share of 1.9 percentage points due primarily to the strength of syndicated programming, most notably Seinfeld, particularly in the New York market, and the telecast of the MLB post-season. Operating income from the Television Stations segment decreased approximately 8% from $309 million in fiscal 2001 to $284 million for the six months ended December 31, 2001. Excluding the Acquired Stations, the Television Stations’ decrease in operating income of approximately 27% is primarily due to lower advertising revenue and higher costs for Seinfeld programming. Operating Income Before Depreciation and Amortization decreased approximately 3% to $388 million for the six months ended December 31, 2001 from $401 million for the six months ended December 31, 2000.

Television Broadcast Network.    For the six months ended December 31, 2001, the Television Broadcast Network’s revenues increased $54 million to $1,042 million from $988 million in the corresponding period of the prior year. This approximate 6% increase is due primarily to $85 million of revenue recognized from the current year portion of the $675 million sale of the 2001 to 2006 MLB divisional series rights to ABC Family and an increase in advertising revenue due to additional games acquired in the new MLB contract and two additional World Series games when compared to the corresponding period in the prior year. These results were partially offset by lower prime time advertising revenue resulting from a 14% ratings decline in entertainment programming and lower NFL advertising revenue due to a decrease in regular season pricing and ratings. Operating loss increased $72 million to a loss of $173 million and Operating Income Before Depreciation and Amortization decreased $72 million to a loss of $163 million compared to the corresponding period of the preceding year. Increased NFL and MLB programming rights contributed to the increased Operating loss.

Cable Network Programming.    Total revenues for the Cable Network Programming segment increased by $161 million or approximately 24% from $679 million to $840 million for the six months ended December 31, 2001. This increase is attributed to affiliate revenue increases across all segment channels. The increase in revenues also reflects the first time inclusion of Speedvision. Operating income decreased $2 million from $3 million for the six months ended December 31, 2000 to $1 million for the six months ended December 31, 2001 primarily due to increased player compensation at the Los Angeles Dodgers from late season changes in the roster and increased amortization of cable distribution investments, which was partially offset by affiliate revenue gains. Operating Income Before Depreciation and Amortization increased $10 million to $116 million from $106 million from the corresponding period of the prior year. Speedvision contributed approximately $17 million of Operating Income Before Depreciation and Amortization for the six month period ended December 31, 2001.

Fox Sports Cable Networks consists of the results of the FX Channel (“FX”), its consolidated RSNs, and Speedvision from July 25, 2001 and Fox Sports International from December 3, 2001 (together, the “Acquired Channels”). In October 2001, Fox Sports Cable Networks acquired the remaining interest in Speedvision and has consolidated its results since July 25, 2001. In addition, Fox Sports Cable Networks acquired the remaining 50% interest in Fox Sports International and has consolidated its results since December 3, 2001.

For the six months ended December 31, 2001, revenues at Fox Sports Cable Networks increased approximately 26%, of which 9% is attributable to the first time inclusion of the Acquired Channels. Revenues at the RSNs and FX increased approximately 15% and 14%, respectively. FX had increased affiliate revenues of 27% reflecting a 25% increase in average subscribers over the prior year. As of December 31, 2001, FX reached over 74 million households. Affiliate revenues at the RSNs increased due to higher average cable rates per subscriber and increased total subscribers compared to the corresponding period of the prior year. Despite the difficult advertising sales market, FX’s advertising revenues increased 7% over the corresponding period of the prior year as a result of an increase in average audience partially offset by declines in pricing. The RSNs experienced a 2% increase in advertising revenues primarily related to the acquisition of Midwest Sports Channel, which was partially offset by the soft advertising market. Operating income at Fox Sports Cable Networks increased approximately 7%, primarily attributable to the acquisitions of the Acquired Channels. Operating income at FX decreased approximately 12% due to increased programming costs for newly syndicated and original programming. Operating income increased at the RSNs approximately 12% due to the affiliate revenue increases partially offset by higher average rights fees per event associated with new professional sports rights agreements and an increase in the number of professional sporting events.

For the six months ended December 31, 2001, Fox News’ revenues increased 28% from the corresponding period of the prior year. This increase primarily resulted from a 39% increase in advertising revenue and a 29% increase in affiliate revenue. The

Prepared by R.R. Donnelley Financial—FORM 10-Q

increase in advertising revenue was driven by improved ratings, partially offset by lower national advertising sales and the impact of pre-emptions. The affiliate revenue increase was attributable to a 34% increase in Fox News subscribers from 57.5 million subscribers at December 31, 2000 to 77.2 million at December 31, 2001. Operating loss improved 20% for the six months ended December 31, 2001 compared to the corresponding period of the prior year. This improvement resulted from the revenue increase of 28% noted above, which was only partially offset by a 17% increase in costs. Increased costs related to the higher costs associated with breaking news events, talent expenses and amortization expenses. These higher costs were partially offset by no election coverage in the current year. Depreciation and amortization expenses for the period increased approximately 10% resulting from higher amortization costs due to an increase in cable distribution investments from subscriber acquisitions. This increase was partially offset by a reduction in depreciation expense due to equipment reaching the end of its useful life.

Other operating charge.    At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statement of operations. This charge relates to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

Equity (losses) earnings of affiliates.    Equity (losses) earnings of affiliates for the six months ended December 31, 2001 increased $92 million to $109 million from $17 million in the corresponding period of the prior year.

	Ownership Percentage	For the six months ended December 31,
		2001	2000	Change
		(in millions)
Fox Family Worldwide (FFW)(a)	50%	$(51)	$(9)	$(42)
Fox Sports International(b)	50%	(9)	(9)	—
National Geographic Channel—Domestic	66.7%	(26)	(7)	(19)
Other( c)	Various	(23)	8	(31)

Total equity (losses) earnings of affiliates		$(109)	$(17)	$(92)

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
(c)
Included in Other for the period ended December 31, 2000 is the results of The Golf Channel, which the Company sold in June 2001, and Speedvision. Subsequent to the acquisition of a controlling interest on July 25, 2001, the results of Speedvision have been consolidated in the Cable Network Programming segment.

The primary reasons for the increase in Equity (losses) earnings from affiliates are the Company’s share of FFW’s net losses, which include a non-cash compensation charge of which the Company’s share is $30 million, recorded before the sale of FFW, and the absence of earnings from The Golf Channel, which was sold in June 2001. For the six months ended December 31, 2001, the Company’s share of National Geographic Channel-domestic’s net losses was $26 million as compared to $7 million in losses in the corresponding period of the prior year. National Geographic’s domestic channel was launched in January 2001. The National Geographic Channel-domestic’s programming, production and marketing expenses and amortization of cable distribution investments more than offset revenues for the year. As of December 31, 2001, National Geographic Channel-domestic had over 20 million subscribers.

The main contributor to the increased losses in Other was RPP, which incurred increased expenses associated with two professional player contracts. In February 2001, the Company sold its interest in Home Team Sports, which was profitable in the six months ended December 31, 2000. These declines were partially offset by improvements at NAP due to increased commissions revenue due to its representation of FX. FSN Bay Area and FSN Chicago improved from significant increases in subscribers as compared to the prior year.

Interest expense, net.    Interest expense, net decreased $44 million for the first six months of fiscal year 2002 from $182 million to $138 million due to decreased New Millennium financing and repayment of film production financing.

Minority interest in subsidiaries.    Minority interest in subsidiaries increased $20 million to $22 million for the six months ended December 31, 2001 due to an increase in the preferred interests relating to the Company’s film financing arrangement. (See Liquidity and Capital Resources—New Millennium)

Other, net.    Other, net was $1,585 million for the six months ended December 31, 2001 as compared to other expense of $143 million in the corresponding period of the prior year. The current year’s income includes the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life Network in the amount of $147 million as compared to the loss on the Healtheon/WebMD transaction in the amount of $143 million in the corresponding period of the prior year. (See Liquidity and Capital Resources—FFW and Outdoor Life)

Provision for income tax on a stand-alone basis.    The effective tax rate of 39.8% for the first six months of 2002 differs from the federal income tax statutory rate of 35% principally due to the permanent differences arising from the amortization of non-deductible intangible assets.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds and borrowings from The News Corporation Limited and its subsidiaries (“News Corporation”).

Net cash provided by operating activities during the six months ended December 31, 2001 was $10 million as compared to cash used of $174 million in the corresponding period of the preceding fiscal year. The first half of the fiscal year is a period of seasonal working capital increases. During the current period, receivables increased from the sale of home entertainment and theatrical products; advertising revenues related to the NFL regular season and MLB post-season; and the syndication of certain programs. Offsetting these uses of cash, were higher accounts payables and accrued expenses due to increased participations and residuals from film titles, deferred revenue from prepayments for syndicated product and higher taxes payable resulting from the gains on the sale of FFW and Outdoor Life.

Net cash provided by investing activities was $926 million during the six months ended December 31, 2001 as compared to cash used of $336 million in the corresponding period of the preceding fiscal year. The current year included the proceeds of the sales of FFW and Outdoor Life, partially offset by cash used for the acquisitions of Speedvision and the Acquired Stations, investments in the National Geographic Channel-domestic and Fox Studios Australia and increased cable distribution investments for Fox News, FX and Speedvision.

Net cash used in financing activities was $947 million during the six months ended December 31, 2001 as compared to $449 million cash provided in the corresponding period of the preceding fiscal year. The increase in cash used by financing activities is primarily attributable to higher repayments of Advances from affiliates of News Corporation.

Guarantees

The Company, News Corporation and certain of News Corporation’s subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at December 31, 2001 and June 30, 2001 was approximately $9.1 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2002 and 2096, with a weighted average maturity of over 20 years.

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

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, between 2001 and 2004. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments. At December 31, 2001, there was $850 million outstanding under NM2, which is included in unaudited consolidated condensed balance sheets as Minority interest in subsidiaries.

Chris-Craft

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, “Chris-Craft”). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft’s ten television stations (the “Acquired Stations”) to the Company in exchange for 122,244,272 shares of the Company’s Class A Common Stock and net indebtedness of $48 million (the “Exchange”), thereby increasing News Corporation’s ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission (“FCC”) for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company’s existing television station business.

The Company has consolidated the operations of the Acquired Stations, as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated prior to its exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with Emerging Issues Task Force (“EITF”) No. 90-5, “Exchanges of Ownership Interests between Entities under Common Control,” the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

On October 1, 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”, and together with the Clear Channel swap, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

Fox Sports International

On December 3, 2001, News Corporation acquired from Liberty Media Corporation (“Liberty”) its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of this transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF No. 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to Disney for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. FOX has entered into a programming arrangement with Disney, which allowed the continued broadcast for the 2001-2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company recognized a pre-tax gain on the sale of FFW in the amount of approximately $1.4 billion, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations. The proceeds from this transaction were used to reduce obligations to News Corporation, to reduce third party debt and to fund working capital requirements. In addition, the Company sublicensed certain post-season MLB games for the 2001 to 2006 MLB seasons to Disney for approximately $675 million.

Fox News

AT&T, through a predecessor company, held a warrant to purchase (the “Warrant”) a 20% non-voting common equity interest in Fox News exercisable until January 2, 2002 (the “Exercise Date”). The Warrant was exercisable at an exercise price of $200 million plus interest accrued monthly from May 1, 1997 through the Exercise Date. On October 1, 2003, subject to certain conditions, AT&T had the right to put its equity interest in Fox News to the Company in return for, at the Company’s sole option, either (a) cash, or (b) an equivalent amount in News Corporation preferred shares. On January 2, 2002, this warrant expired.

Speedvision

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 53.44% of Speedvision for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speedvision. As a result, the Company has consolidated the results of Speedvision beginning July 25, 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speedvision held by Comcast Corporation (“Comcast”) for approximately $111 million. These transactions have been treated as a purchase in accordance with SFAS No. 141, “Business Combinations”.

Outdoor Life

On July 25, 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. On August 23, 2001, Comcast exercised its option to acquire the Company’s ownership interest in Outdoor Life for $512 million in cash. During the period from July 25, 2001 until the closing of the sale of Outdoor Life to Comcast on October 30, 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF No. 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations.

Sunshine Network

In January 2002, the Company acquired from Comcast its approximate 23.33% interest in the Sunshine Network for approximately $23.3 million. This acquisition increased the Company’s ownership percentage in the Sunshine Network to approximately 83.3%. As of the acquisition date, the Sunshine Network will be consolidated into the Cable Network Programming segment of the Company.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) issued EITF No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors’ Products.” This EITF, among other things, codified the issues and examples of EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company will reclassify the amortization of cable distribution investments to revenue, net. All comparative periods will be restated. Based upon historical pro forma information, management believes that revenue, net could be reduced up to 1.5%. The amortization of cable distribution investments is included in depreciation and amortization expense and would correspondingly be reduced such that Operating income, Net income and Earnings per share would not be affected.

At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53, “Financial Reporting by Producers and Distributors of motion Picture Films.” SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company’s accounting policy is to expense marketing and certain development costs as incurred.

In June 2000, the FASB issued SFAS No. 139, which rescinds SFAS No. 53 and requires public companies to follow the guidance provided by SOP 00-2.

In June 2001, the FASB issued SFAS No. 141 and No. 142. SFAS No. 141 requires all business combinations be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill and intangible assets that have indefinite useful lives. However, it requires that such assets be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. The Company is in the process of evaluating the impact of adopting these new standards on its consolidated statements of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Part II.    Other Information

Item 1.    Legal Proceedings

Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

On November 13, 2001, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Arthur Andersen, LLP as independent public accountants of the Company for the fiscal year ended June 30, 2002 was ratified. Shares were voted for the election of directors of the Company as follows: for K. Rupert Murdoch, 5,750,458,401 shares voted for, 1,425,886 shares withheld, and 5,845,810 abstained;

for Peter Chernin, 5,750,405,867 shares voted for, 1,425,886 shares withheld, and 5,898,344 abstained; for Chase Carey, 5,755,604,031 shares voted for, 1,425,886 shares withheld, and 700,180 abstained; for David F. DeVoe, 5,750,408,097 shares voted for, 1,425,886 shares withheld, and 5,896,114 abstained; for Arthur M. Siskind, 5,750,406,147 shares voted for, 1,425,886 shares withheld, and 5,898,064 abstained; for Christos M. Cotsakos, 5,755,666,221 shares voted for, 1,425,886 shares withheld, and 637,990 abstained; for Laura D’Andrea Tyson, 5,746,010,382 shares voted for, 1,425,886 shares withheld, and 10,293,829 abstained; for Thomas W. Jones, 5,755,667,370 shares voted for, 1,425,886 shares withheld and 636,841 abstained. There were 5,757,026,400 shares voted in favor of the appointment of Arthur Andersen, LLP as the independent public accountants of the Company with 662,171 shares voted against and 41,526 abstentions.

Item 5.    Other Information

On January 28, 2002, Chase Carey resigned his position as a Director of the Company.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

(i)  Amendment No. 1 to the August 14, 2001 Current Report on Form 8-K of the registrant filed October 15, 2001 to include the financial information required by Item 7 of Form 8-K.

(ii)  Current Report on Form 8-K of the registrant filed November 21, 2001 relating to the following announcements:

(a)  On October 1, 2001, The News Corporation Limited (“News Corporation”), Fox Televisions Stations, Inc. (“Fox Television Stations”) and Clear Channel Communications, Inc. (“Clear Channel”) completed the exchange of Clear Channel’s KFTC-TV in Minneapolis, Minnesota for Fox Television Stations’ KTVX-TV in Salt Lake City, Utah and KMOL-TV in San Antonio, Texas; and

(b)  On November 1, 2001, News Corporation, Fox Television Stations and Viacom, Inc. (“Viacom”) completed the exchange of Viacom’s WDCA-TV in Washington, D.C. and KTXH-TV in Houson, Texas for Fox Television Stations’ KBHK-TV in San Francisco, California.

(iii)  Amendment No. 2 to the August 14, 2001 Current Report on Form 8-K of the registrant, as amended, filed November 28, 2001 to include the financial information required by Item 7 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002
FO	X ENTERTAINMENT GROUP, INC.

By: /S/ DAVID F. DEVOE
Name: David F. DeVoe
Title: Chief Financial Officer