Form 10-Q
period 2002-03-31
FOX ENTERTAINMENT GROUP INC
filed 2002-05-15
CIK 1068002

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ______________

                                    FORM 10-Q

                                 ______________

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 15, 2002, 302,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

                         FOX ENTERTAINMENT GROUP, INC.

                                   FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

Part I. Financial Information                                                                                     Page
                                                                                                                  ----

         Item 1.  Financial Statements

                  Unaudited Consolidated Condensed Statements of Operations for
                  the three and nine months ended March 31, 2002 and 2001 .................................        3

                  Consolidated Condensed Balance Sheets at March 31, 2002
                  (unaudited) and June 30, 2001 (audited) .................................................        4

                  Unaudited Consolidated Condensed Statements of Cash Flows for
                  the nine months ended March 31, 2002 and 2001 ...........................................        5

                  Notes to the Unaudited Consolidated Condensed Financial Statements ......................        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ..............................................................................       15

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K ........................................................       33

         Signature ........................................................................................       34

                          FOX ENTERTAINMET GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in millions except per share amounts)

                                                                 For the three months       For the nine months
                                                                    ended March 31,           ended March 31,
                                                                ----------------------    -----------------------
                                                                   2002         2001         2002        2001
                                                                ---------    ---------    ----------   ----------
Revenues, net                                                    $ 2,488     $  1,943     $   7,294    $   6,231

Expenses:
 Operating                                                         1,815        1,483         5,453        4,595
 Selling, general and administrative                                 312          264           921          798
 Depreciation and amortization                                        99           96           302          291
 Other operating charge                                                -            -           909            -
                                                                ---------    ---------    ----------   ----------
Operating income (loss)                                              262          100          (291)         547

Other Income (Expense):
 Interest expense, net                                               (54)         (92)         (192)        (274)
 Equity losses of affiliates                                         (26)         (52)         (135)         (69)
 Minority interest in subsidiaries                                    (7)          (1)          (29)          (3)
 Other, net                                                            -           40         1,585         (103)
                                                                ---------    ---------    ----------   ----------
Income (loss) before provision for income taxes and
  cumulative effect of accounting change                             175           (5)          938           98
Provision for income tax expense on a stand-alone basis              (67)          (4)         (371)         (66)
                                                                ---------    ---------    ----------   ----------
Income (loss) before cumulative effect of accounting change          108           (9)          567           32
Cumulative effect of accounting change, net of tax                     -            -           (26)        (494)
                                                                ---------    ---------    ----------   ----------
Net income (loss)                                                $   108     $     (9)    $     541    $    (462)
                                                                =========    =========    ==========   ==========

Basic and diluted earnings (loss) per share before
  cumulative effect of accounting change                         $  0.13     $  (0.01)    $    0.68    $    0.04
Basic and diluted cumulative effect of accounting change,
  net of tax, per share                                               -            -          (0.03)       (0.68)
                                                                ---------    ---------    ----------   ----------
Basic and diluted earnings (loss) per share                      $  0.13     $  (0.01)    $    0.65    $   (0.64)
                                                                =========    =========    ==========   ==========
Basic and diluted weighted average number of common
  equivalent shares outstanding                                      850          724           835          724
                                                                =========    =========    ==========   ==========

   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (in millions except share and per share amounts)

                                                                                   At March 31, 2002        At June 30, 2001
                                                                                  -------------------      -----------------
                                                                                      (unaudited)               (audited)
Assets:
Cash and cash equivalents                                                         $              69        $            66
Accounts receivable, net                                                                      2,857                  2,504
Filmed entertainment and television programming costs, net                                    3,414                  3,703
Investments in equity affiliates                                                              1,430                  1,493
Property and equipment, net                                                                   1,460                  1,454
Intangible assets, net                                                                       13,202                  7,647
Other assets and investments                                                                  1,109                    989
                                                                                -------------------      -----------------
    Total assets                                                                  $          23,541        $        17,856
                                                                                ===================      =================
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities                                          $           1,891        $         1,705
Participations, residuals and royalties payable                                               1,170                    890
Television programming rights payable                                                         1,540                  1,133
Deferred revenue                                                                                747                    553
Borrowings                                                                                      910                  1,032
Deferred income taxes                                                                         1,967                    706
Other liabilities                                                                               688                    142
                                                                                -------------------      -----------------
                                                                                              8,913                  6,161
Due to affiliates of News Corporation                                                         1,719                  2,866
                                                                                ------------------       -----------------
    Total liabilities                                                                        10,632                  9,027
                                                                                -------------------      -----------------

Minority interest in subsidiaries (Note 9)                                                      869                    861
                                                                                -------------------      -----------------
Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value per share; 100,000,000 shares authorized;
 none issued and outstanding at March 31, 2002 and June 30, 2001                                  -                      -
Class A Common Stock, $.01 par value per share; 1,000,000,000 shares authorized; 302,436,375 and 176,559,834 issued and Outstanding at
 March 31, 2002 and June 30, 2001, respectively                                                   3                      2
Class B Common Stock, $.01 par value per share; 650,000,000 shares authorized; 547,500,000 issued and outstanding at March 31, 2002 and
 June 30, 2001                                                                                    6                      6
Additional paid-in capital                                                                   11,569                  8,023
Retained earnings (deficit) and accumulated other comprehensive income                          462                    (63)
                                                                                -------------------      -----------------
    Total shareholders' equity                                                               12,040                  7,968
                                                                                -------------------      -----------------
    Total liabilities and shareholders' equity                                    $          23,541        $        17,856
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

                         FOX ENTERTAINMENT GROUP, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                          For the nine months ended
                                                                                                  March 31,
                                                                                     ------------------------------------
                                                                                          2002                 2001
                                                                                     ---------------     ----------------
Operating activities:
 Net income (loss)                                                                   $           541     $           (462)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
 Depreciation and amortization                                                                   302                  291
 Amortization of cable distribution investments                                                   84                   64
 Other operating charge                                                                          909                    -
 Cumulative effect of accounting change, net of tax                                               26                  494
 Equity losses of affiliates and distributions                                                   163                  129
 Other, net                                                                                   (1,585)                 103
 Minority interest in subsidiaries                                                                 6                    -
 Change in operating assets and liabilities, net of acquisitions:
  Accounts receivable and other assets                                                          (239)                (224)
  Filmed entertainment and television programming costs, net                                     (31)                (598)
  Accounts payable and accrued liabilities                                                       422                  337
  Participations, residuals and royalties payable and other liabilities                          281                  (74)
                                                                                     ---------------     ----------------
Net cash provided by operating activities                                                        879                   60
                                                                                     ---------------     ----------------

Investing activities:
 Acquisitions, net of cash acquired                                                             (346)                 (75)
 Proceeds from the sale of investments in equity affiliates                                    1,491                    -
 Investments in equity affiliates                                                               (242)                (134)
 Other investments                                                                               (90)                (181)
 Purchases of property and equipment, net of acquisitions                                        (55)                 (97)
                                                                                     ---------------     ----------------
Net cash provided by (used in) investing activities                                              758                 (487)
                                                                                     ---------------     ----------------

Financing activities:
 Borrowings (repayments), net                                                                   (149)                (627)
 Increase in minority interest in subsidiaries                                                     1                  752
 (Repayments to) advances from affiliates of News Corporation, net                            (1,486)                 234
                                                                                     ---------------     ----------------
Net cash (used in) provided by financing activities                                           (1,634)                 359
                                                                                     ---------------     ----------------

Net increase (decrease) in cash and cash equivalents                                               3                  (68)
Cash and cash equivalents, beginning of period                                                    66                  114
                                                                                     ---------------     ----------------
Cash and cash equivalents, end of period                                             $            69     $             46
                                                                                     ===============     ================

       The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Fox Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited ("News Corporation"), which, at March 31, 2002, held equity and voting interests in the Company of 85.32% and 97.84%, respectively.

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

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission on September 28, 2001.

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

Fox Family Worldwide, Inc. ("FFW"), formerly an equity affiliate of the Company until it was sold in October 2001, adopted SOP 00-2 on July 1, 2001, at which time it recorded a one-time, non-cash charge of approximately $53 million as a cumulative effect of accounting change. The Company's share, approximately $26 million, has been accounted for as a cumulative effect of accounting change in the accompanying unaudited consolidated condensed statement of operations for the nine months ended March 31, 2002.

Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation (See Note 6 and Note 11).

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 - Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:


                                                     For the three months ended       For,the nine months ended
                                                              March 31,                       March 31,
                                                    ----------------------------     ---------------------------
                                                        2002            2001             2002            2001
                                                    ------------    ------------     ------------    -----------
                                                                            (in millions)
Net income (loss)                                       $   108          $   (9)        $   541        $   (462)
Other comprehensive income (loss):
  Foreign currency translation adjustments                   (7)             11             (16)             22
                                                   ------------    ------------    ------------    ------------
Total comprehensive income (loss)                       $   101           $   2         $   525        $   (440)
                                                   ============    ============    ============    ============

Note 3 - Chris-Craft Acquisition

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares ("ADRs"). Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission ("FCC") for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company's existing television station business.

The Company has consolidated the results of operations of the Acquired Stations, as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap", and together with the Clear Channel swap, the "Station Swaps"). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

In March 2002, Fox Television Stations entered into an Asset Exchange Agreement with Meredith Corporation ("Meredith"). Fox Television Stations will exchange KPTV-TV in Portland, an Acquired Station, for Meredith's WOFL-TV in Orlando and WOGX-TV in Ocala (the "Meredith swap"). The Meredith swap is subject to regulatory approval and customary closing conditions. The Meredith swap is expected to close in the fourth quarter of fiscal year 2002. No gain or loss will be recognized by the Company as a result of the Meredith swap.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Chris-Craft Acquisition - continued

The purchase price was primarily allocated to acquired intangible assets including both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The goodwill was assigned to the Television Stations segment and is not deductible for tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities. The offset to the tax effect of this basis difference has been included in Intangible assets, net.

The purchase price allocation is based on preliminary estimates and is subject to adjustment, which is expected to be completed by the end of the fiscal year.

The table below reflects the unaudited pro forma combined results of the Company as if the Exchange and the Station Swaps had taken place as of July 1, 2000.

                                                                  For the three months     For the nine months
                                                                     ended March 31,           ended March 31,
                                                               ------------------------   ----------------------
                                                                   2002         2001         2002         2001
                                                               -----------   ----------   ----------   ---------
                                                                    (in millions, except per share amounts)
       Revenues, net                                             $ 2,488      $ 2,046      $ 7,332      $ 6,581
       Operating income (loss)                                       262          116         (280)         633
       Cumulative effect of accounting change, net of tax              -            -          (26)        (494)
       Net income (loss)                                             108           14          547         (393)
       Basic and diluted earnings (loss) per share               $  0.13      $  0.02      $  0.65      $ (0.46)

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

Note 4 - Other Acquisitions and Dispositions

In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired an additional 53.44% of Speedvision Network, LLC, now Speed Channel, Inc. ("Speed Channel"), for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speed Channel. As a result, the Company consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company's ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS No. 141, "Business Combinations".

In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life Network, LLC ("Outdoor Life") for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In August 2001, a shareholder of Outdoor Life exercised its option to acquire the Company's ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF No. 87-11, "Allocation of Purchase Price to Assets to be Sold," the results of Outdoor Life were not consolidated in the Company's statement of operations for this period. Upon the closing of the sale of the Company's ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the nine months ended March 31, 2002.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4 - Other Acquisitions and Dispositions - continued

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company's interest in FFW, which was rebranded ABC Family. Fox Broadcasting Company ("FOX") has entered into a programming arrangement with Disney, which allowed the continued broadcast for the 2001 - 2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company recognized a pre-tax gain on the sale of FFW in the amount of approximately $1.4 billion, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the nine months ended March 31, 2002. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation, to reduce third party debt and to fund working capital requirements. In addition, the Company sublicensed certain post-season Major League Baseball ("MLB") games for the 2001 to 2006 MLB seasons to Disney for approximately $675 million.

In December 2001, News Corporation acquired from Liberty Media Corporation ("Liberty") its 50% interest in International Sports Programming LLC ("Fox Sports International"), in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of this transaction, the Company purchased News Corporation's acquired interest in Fox Sports International, which increased the Company's ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company's Class A Common Stock. As a result of this transaction, News Corporation's ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF No. 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company's Class A Common Stock to News Corporation at that value.

In January 2002, the Company acquired an approximate 23.3% interest in the Sunshine Network ("Sunshine") for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company's ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate .4% interest in Sunshine, increasing the Company's ownership interest to approximately 83.7%. Since the acquisition date in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company.

Note 5 - Other Operating Charge

The Company has several multi-year sports rights agreements including a contract with the National Football League ("NFL") through fiscal year 2006, a contract with the National Association of Stock Car Auto Racing ("NASCAR") through fiscal year 2009 and a contract with Major League Baseball ("MLB") through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statements of operations. This charge related to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11/th/ and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company's estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the remaining term of the sports contracts.

In accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the nine months ended March 31, 2002 is $0.67 loss per share.

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 - Other Operating Charge - continued

The costs of these sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Considering the provision of $909 million for estimated losses and absent a difference between actual revenues and costs as compared to estimated revenues and costs, no operating profit or loss will be recognized over the remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company's best estimates at March 31, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at March 31, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the remaining contract life.

Note 6 - Segment Information

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

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 - Segment Information - continued

                                                              For the three months         For the nine months
                                                                 ended March 31,            ended March 31,
                                                            ------------------------    ------------------------
                                                               2002          2001          2002          2001
                                                            ----------    ----------    ----------   -----------
                                                                               (in millions)
Revenues, net:
 Filmed Entertainment                                         $ 1,065       $   880       $ 3,121      $  2,717
 Television Stations                                              435           320         1,357         1,146
 Television Broadcast Network                                     553           426         1,595         1,414
 Cable Network Programming                                        435           317         1,221           954
                                                            ----------    ----------    ----------   -----------
  Total Revenues, net                                         $ 2,488       $ 1,943       $ 7,294      $  6,231
                                                            ==========    ==========    ==========   ===========

Operating income (loss):
 Filmed Entertainment                                         $   164       $    45       $   408      $    281
 Television Stations                                              125            76           409           385
 Television Broadcast Network                                     (50)           (3)         (223)         (104)
 Cable Network Programming                                         23           (18)           24           (15)
 Other operating charge                                             -             -          (909)            -
                                                            ----------    ----------    ----------   -----------
  Total operating income (loss)                                   262           100          (291)          547
                                                            ----------    ----------    ----------   -----------
Interest expense, net                                             (54)          (92)         (192)         (274)
Equity losses of affiliates                                       (26)          (52)         (135)          (69)
Minority interest in subsidiaries                                  (7)           (1)          (29)           (3)
Other, net                                                          -            40         1,585          (103)
                                                            ----------    ----------    ----------   -----------
Income (loss) before provision for income taxes
 and cumulative effect of accounting change                   $   175       $    (5)      $   938      $     98
                                                            ==========    ==========    ==========   ===========

Other operating charge, Interest expense, net, Equity losses of affiliates (which primarily relate to entities involved in the production and licensing of cable network programming), Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

                                                           At March 31, 2002       At June 30, 2001
                                                          -------------------     ------------------
Total assets:                                                           (in millions)
 Filmed Entertainment                                      $          4,800         $         4,690
 Television Stations                                                 10,990                   6,106
 Television Broadcast Network                                         1,105                   1,534
 Cable Network Programming                                            5,216                   4,033
 Investments in equity affiliates                                     1,430                   1,493
                                                          -------------------     ------------------
  Total assets                                             $         23,541         $        17,856
                                                          ===================     ==================

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments at March 31, 2002 and June 30, 2001 was approximately $8.7 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of more than 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantee of such debt obligations.

Note 8 - Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following at:

                                                                           March 31, 2002        June 30, 2001
                                                                         -------------------    -----------------
                                                                                       (in millions)
Filmed entertainment costs:
 Films:
  Released                                                                 $            716       $          732
  Completed, not released                                                                64                   23
  In production                                                                         382                  555
  In development or preproduction                                                        40                   69
                                                                         -------------------    -----------------
                                                                                      1,202                1,379
                                                                         -------------------    -----------------
Television productions:
  Released                                                                              493                  484
  In production                                                                         166                  150
  In development or preproduction                                                        21                   10
                                                                         -------------------    -----------------
                                                                                        680                  644
                                                                         -------------------    -----------------
Total filmed entertainment costs, less accumulated amortization                       1,882                2,023
Television programming costs, less accumulated amortization                           1,532                1,680
                                                                         -------------------    -----------------
Total filmed entertainment and television programming costs, net           $          3,414       $        3,703
                                                                         ===================    =================

                          FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 - Minority Interest in Subsidiaries

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the, "New Millennium II Agreement"). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest ("Preferred Interest") to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

At March 31, 2002, there was $843 million of Preferred Interests outstanding, which is included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the unaudited consolidated condensed statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation's debt rating:

  (i)(a)  falls below BB+ and below Ba1, or (b) falls below BB, or (c) falls
                                         --                     --
          below Ba2, or (d) it is not rated by both rating agencies, and, in
                     --                                              -------
          each case, neither News Corporation nor the Company shall, within ten
          ---------
          business days after the occurrence of such event, have provided credit enhancement so that the resulting New Millennium II Agreement is rated at least BB+ and Ba1, or
                                --

  (ii)(a) falls below BBB- and Baa3, or (b) it is not rated by both rating
                                     --
          agencies, and, in each case, more than $25 million in capital payments
                    -----------------
          redeemable at that time from film gross receipts remain unredeemed for at least one quarter.

If a Ratings Trigger Event were to occur then (a) no new films will be transferred, (b) rights against certain film assets may be enforced, and (c) the Preferred Interest may become redeemable.

As of March 31, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 50% of the outstanding balance at March 31, 2002) may be payable immediately. The balance of the redemption would be payable from future gross receipts from films that had been transferred to NM2 as they are collected in the normal course of business.

Note 10 - Other, Net

Other, net consisted of gains from the sale of the Company's investments in FFW and Outdoor Life of $1,439 million and $147 million, respectively, for the nine months ended March 31, 2002. For the three months ended March 31, 2001, Other, net consisted of $40 million for the gain on the sale of Home Team Sports. For the nine months ended March 31, 2001, Other, net was a loss of $103 million consisting of the $143 million loss on the restructuring of the Healtheon/WebMD transaction and the $40 million gain on the sale of Home Team Sports.

                         FOX ENTERTAINMENT GROUP, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 - Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives, including the amortization of such cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company has reclassified the amortization of cable distribution investments against revenues. All comparative periods have been reclassified. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's results. The effect of the reclassification on the Company is as follows:

                                                      For the three months ended      For the nine months ended
                                                              March 31,                       March 31,
                                                      --------------------------      -------------------------
                                                         2002           2001             2002          2001
                                                      -----------    -----------      ----------    -----------
                                                                            (in millions)
Revenues                                              $     2,518    $     1,965      $    7,378    $     6,295
Amortization of cable distribution investments                (30)           (22)            (84)           (64)
                                                      -----------    -----------      ----------    -----------
Revenues, net                                         $     2,488    $     1,943      $    7,294    $     6,231
                                                      ===========    ===========      ==========    ===========

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be (i) held and used and (ii) disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on its consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading "Risk Factors," in the Company's Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on May 3, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

The Company manages and reports its businesses in four segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consists of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership. The Company's equity interests in certain cable network programming and related ventures, including, Fox Family Worldwide, Inc. ("FFW") through October 2001, Regency Television, and International Sports Programming LLC ("Fox Sports International") through December 2001, are included in Equity losses of affiliates and, accordingly, are not reported in the segments set forth above. Additionally, through the Company's subsidiaries, Fox Sports Networks, LLC and Fox Cable Networks Ventures, Inc. (together, "Fox Sports Cable Networks"), the Company holds equity interests in cable programming-related businesses, including Regional Programming Partners ("RPP"), National Sports Partners ("NSP"), National Advertising Partners ("NAP"), The National Geographic Channels, Speedvision Network, LLC through July 2001 and Outdoor Life Network, LLC ("Outdoor Life") through July 2001, that are likewise reported in Equity losses of affiliates and, accordingly, are not reported in the Cable Network Programming segment.

In the first quarter of fiscal year 2002, management redefined its Filmed Entertainment segment to reflect a change in how the business is analyzed and evaluated. The redefined segment includes all of the previous filmed entertainment activity along with the activity of the former Other Television Businesses segment, primarily comprised of divisions, which produce and distribute television programming and also distribute feature motion pictures for syndication and on cable television. Prior year segments have been reclassified to conform to current year presentation.

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

Television Stations and Television Broadcast Network. The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 33 owned and operated full power television broadcast stations ("O&Os") in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly affiliate fees based on the number of subscribers as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. Consideration paid in connection with multi-year carriage arrangements (cable distribution investments) are amortized over the term of the arrangement as a reduction against revenue. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in general market conditions for advertising may affect revenues.

Components of Expenses

Filmed Entertainment. Operating costs incurred by the Filmed Entertainment segment include exploitation costs, primarily prints and advertising; the amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Television Stations, Television Broadcast Network and Cable Network Programming. Operating expenses of the two reportable television segments and the Cable Network Programming segment include expenses related to acquiring programming and rights to programming. Operating expenses also typically include production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Selling, general and administrative expenses include all promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house sales force involved in the sale of advertising as well as salaries, employee benefits, rent and other routine overhead. Depreciation and amortization expense includes the amortization of acquired intangible assets.

Other Operating Charge. The Company has several multi-year sports rights agreements including a contract with the National Football League ("NFL") through fiscal year 2006, a contract with the National Association of Stock Car Auto Racing ("NASCAR") through fiscal year 2009 and a contract with Major League Baseball ("MLB") through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statements of operations. This charge related to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11/th/ and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company's estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the remaining term of the sports contracts.

In accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the nine months ended March 31, 2002 is $0.67 loss per share.

The costs of these sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Considering the provision of $909 million for estimated losses and absent a difference between actual revenues and costs as compared to estimated revenues and costs, no operating profit or loss will be recognized over the remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company's best estimates at March 31, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at March 31, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the remaining contract life.

Use of Operating Income Before Depreciation and Amortization

Management believes that an appropriate measure for evaluating the operating performance of the Company's business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors' data. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of acquired intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States ("GAAP"). Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company's financial performance.

Pro Forma Results

In order to enhance comparability, the following discussion of the Company's results of operations is supplemented by pro forma financial information that assumes the acquisition of the Acquired Stations (as defined below) and Midwest Sports Channel ("RSN North") and the acquisition of the controlling interest in Speed Channel, Inc., formerly Speedvision Networks, LLC, ("Speed Channel"), Fox Sports International and the Sunshine Network ("Sunshine") had occurred July 1, 2000. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at July 1, 2000, nor are they necessarily indicative of future operating results.

Results of Operations - Three months ended March 31, 2002 versus Three months ended March 31, 2001.

The following table sets forth the Company's operating results, by segment, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

                                                                                    For the three months ended March 31,
                                                                              ----------------------------------------------
                                                                                 2002              2001            Change
                                                                              ------------      -----------      -----------
                                                                                               (in millions)
Revenues, net:
  Filmed Entertainment                                                             $ 1,065          $   880          $   185
  Television Stations                                                                  435              320              115
  Television Broadcast Network                                                         553              426              127
  Cable Network Programming/(1)/                                                       435              317              118
                                                                                   -------          -------          -------
Total revenues, net                                                                $ 2,488          $ 1,943          $   545
                                                                                   =======          =======          =======

Operating income (loss):
  Filmed Entertainment                                                             $   164          $    45          $   119
  Television Stations                                                                  125               76               49
  Television Broadcast Network                                                         (50)              (3)             (47)
  Cable Network Programming                                                             23              (18)              41
                                                                                   -------          -------          -------
 Total operating income (loss)                                                         262              100              162
Interest expense, net                                                                  (54)             (92)              38
Equity losses of affiliates                                                            (26)             (52)              26
Minority interest in subsidiaries                                                       (7)              (1)              (6)
Other, net                                                                              --               40              (40)
                                                                                   -------          -------          -------
Income (loss) before provision for income taxes                                        175               (5)             180
Provision for income tax expense on a stand-alone basis                                (67)              (4)             (63)
                                                                                   -------          -------          -------
Net income (loss)                                                                  $   108          $    (9)         $   117
                                                                                   =======          =======          =======

Other data:

Operating Income Before Depreciation and Amortization/(2)/:
  Filmed Entertainment                                                             $   180          $    60          $   120
  Television Stations                                                                  173              122               51
  Television Broadcast Network                                                         (45)               1              (46)
  Cable Network Programming                                                             83               35               48
                                                                                   -------          -------          -------
 Total Operating Income Before Depreciation and Amortization                       $   391          $   218          $   173
                                                                                   =======          =======          =======

FOOTNOTE:

(1) In January 2002, the Company adopted Emerging Issues Task Force No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." As required, effective January 1, 2002, the Company has reclassified the amortization of cable distribution investments against revenues. All comparative periods have been reclassified. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's results. The effect of the reclassification is as follows:

                                                  For the Cable Network
                                                  Programming segment               For the Company
                                                 ----------------------          ---------------------
                                                          For the three months ended March 31,
                                                 -----------------------------------------------------
                                                   2002          2001             2002          2001
                                                 --------       -------          -------       -------
                                                                    (in millions)
Revenues                                         $    465       $   339          $ 2,518       $ 1,965
Amortization of cable distribution investments        (30)          (22)             (30)          (22)
                                                 --------       -------          -------       -------
Revenues, net                                    $    435       $   317          $ 2,488       $ 1,943
                                                 ========       =======          =======       =======

FOOTNOTE:

(2) Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of acquired intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results. For the quarter ended March 31, 2002, Revenues, net increased approximately 28% to $2,488 million from $1,943 million in the third quarter of fiscal 2001. Increased Revenues, net at the Filmed Entertainment and Television Broadcast Network segments principally contributed to this 28% increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 21% from the corresponding period of the prior year. Operating expenses increased approximately 22% for the quarter ended March 31, 2002 due primarily to increased programming rights costs related to the telecast of the Super Bowl, which was not telecast on FOX in the prior year, at the Television Broadcast Network segment and overall higher programming license fees. Selling, general and administrative expenses increased approximately 18% primarily due to the acquisition of the Acquired Stations and consolidation of Speed Channel. In the third quarter of fiscal year 2002, Depreciation and amortization increased approximately 3% due to the acquisition of the Acquired Stations. For the quarter ended March 31, 2002, Operating income increased $162 million to $262 million from $100 million for the quarter ended March 31, 2001. For the third quarter of fiscal year 2002, Operating Income Before Depreciation and Amortization increased $173 million to $391 million from $218 million for the corresponding period of the preceding fiscal year. The Filmed Entertainment and Television Stations segments contributed to the increases in Operating income and Operating Income Before Depreciation and Amortization.

Equity losses of affiliates of $26 million improved $26 million from losses of $52 million in the corresponding period of the preceding fiscal year. These decreased losses are primarily due to the absence of losses from FFW, Speed Channel and Outdoor Life. FFW was sold in October 2001, Outdoor Life was held for sale from July 2001 until its sale in October 2001 and Speed Channel has been consolidated since July 2001.

Net income for the quarter ended March 31, 2002 was $108 million ($0.13 per share), an improvement from a loss of $9 million ($0.01 loss per share) for the quarter ended March 31, 2001. This increase was primarily the result of the changes described above, which was partially offset by a higher provision for income taxes.

Filmed Entertainment. For the quarter ended March 31, 2002, Revenues, net at the Filmed Entertainment segment increased 21% from $880 million in the third quarter of fiscal year 2001 to $1,065 million. Revenues, net increased due to additional Twentieth Century Fox Television ("TCFTV") syndication revenues for NYPD Blue and higher license fees for Buffy the Vampire Slayer. Also contributing to the increase were increased foreign television licensing fees and domestic home entertainment revenues for The Simpsons. Operating income at the Filmed Entertainment segment for the quarter ended March 31, 2002 increased $119 million to $164 million as compared to $45 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization also increased $120 million to $180 million for the third quarter of fiscal year 2002 from $60 million in the corresponding period of the prior year. These increases are primarily due to the successful worldwide theatrical performance of Ice Age, worldwide home entertainment performance of Moulin Rouge, domestic home entertainment performance of Kiss of the Dragon, library titles on DVD and lower amortization of capitalized production expense. The results of the corresponding period of the prior year included the worldwide theatrical performance of Cast Away, international theatrical performance of What Lies Beneath, worldwide home entertainment release of Me, Myself and Irene, international home entertainment performance of X-Men and international television sales of Titanic. These prior year results were substantially offset by the disappointing results of Monkeybone, Say It Isn't So and Legend of Bagger Vance.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively "Chris-Craft"), consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc. and Clear Channel Communications, Inc. for three other television stations (after giving effect to these transactions the acquired television stations are referred to as the "Acquired Stations"). These transactions increased the number of the Company's O&Os television stations to 33 full power stations.

The table below reflects the unaudited pro forma combined results of the Television Stations segment as if the acquisition of the Acquired Stations had taken place as of July 1, 2000.

                                                                  For the three months ended March 31,
                                                                ---------------------------------------
                                                                  2002          2001            Change
                                                                ---------     --------         --------
                                                                              (in millions)
Revenues, net                                                    $    435     $    423         $     12
Operating income                                                      125           92               33
Operating Income Before Depreciation and Amortization                 173          143               30

On a pro forma basis, for the quarter ended March 31, 2002, Revenues, net at the Television Stations segment increased 3% to $435 million from $423 million in the corresponding period of the prior year. Revenues, net increased due to the telecast of higher rated programming, including the Super Bowl on FOX, which was not telecast on FOX in the prior year, the replacement of Fox Kids programming with higher rated daytime syndicated programming and the syndicated programming of Seinfeld. Despite the telecast of the Olympics on another network, the Television Stations' market share, excluding the Acquired Stations, for the quarter increased by 1.1% from the prior year. The market share gain is attributable to the revenue increases noted above as well as the strong performance of local news programs. Operating income for the Television Stations segment for the quarter ended March 31, 2002 increased 36% to $125 million from $92 million in the corresponding period of the prior year. Revenue increases noted above and cost efficiencies at the Acquired Stations in the current quarter were partially offset by higher programming and production expenses primarily due to the license fees associated with Seinfeld. Operating Income Before Depreciation and Amortization increased $30 million from $143 million to $173 million for the quarter ended March 31, 2002.

Television Broadcast Network. For the third quarter of fiscal year 2002, the Television Broadcast Network segment's Revenues, net increased $127 million to $553 million from $426 million in the corresponding period of the prior year. This 30% increase is due primarily to advertising revenues from the Super Bowl, which was not telecast on FOX in the prior year. Operating loss increased $47 million to a loss of $50 million from a loss of $3 million for the quarter ended March 31, 2001. Operating Income Before Depreciation and Amortization decreased $46 million from the corresponding period of the prior year to a loss of $45 million. Revenue increases were more than offset by increased allocation of NFL programming rights associated with the increased revenues for the Super Bowl and higher prime time license fees for returning series.

Cable Network Programming. On a reported basis, total Revenues, net for the Cable Network Programming segment increased by $118 million or approximately 37% from $317 million to $435 million for the quarter ended March 31, 2002. Higher revenues across all of the channels, especially the inclusion of newly acquired and consolidated channels, attributed to this increase. Operating income increased $41 million from a loss of $18 million for the quarter ended March 31, 2001 to income of $23 million for the quarter ended March 31, 2002. Improved results at the Fox News Channel, increases at the Regional Sports Networks ("RSNs") and the inclusion of Speed Channel contributed to the increased profitability of the Cable Network Programming segment. Operating Income Before Depreciation and Amortization increased $48 million to $83 million from $35 million from the corresponding period of the prior year.

Fox Sports Cable Networks consolidates the results of the FX Channel ("FX"), the majority-owned RSNs, Speed Channel and Fox Sports International. In February 2001, Fox Sports Cable Networks acquired RSN North and in January 2002, a controlling interest in Sunshine was acquired. Both RSN North and Sunshine are consolidated in the results of the RSNs. During fiscal year 2002, Fox Sports Cable Networks acquired the remaining interest in Speed Channel and has consolidated its results since July 25, 2001. On December 3, 2001, Fox Sports Cable Networks acquired the remaining 50% interest in Fox Sports International and has consolidated its results since the date of acquisition.

The table below reflects the unaudited pro forma combined results of the Cable Network Programming segment as if the acquisitions discussed above had taken place as of July 1, 2000.

                                                                   For the three months ended March 31,
                                                                -----------------------------------------
                                                                  2002          2001              Change
                                                                --------      --------            -------
                                                                            (in millions)
Revenues, net                                                   $    438      $    357            $    81
Operating income                                                      25           (39)                64
Operating Income Before Depreciation and Amortization                 84            23                 61

On a pro forma basis, for the quarter ended March 31, 2002, Fox Sports Cable Networks' Revenues, net increased 18% from the corresponding period in the prior year. Revenues, net at FX and the RSNs grew 20% and 10%, respectively. FX affiliate revenues, net of amortization of cable distribution investments increased 14%, reflecting a 19% increase in average subscribers over the prior year. At March 31, 2002, FX reached over 76 million households, an increase of 16 million over the prior year. Despite the difficult advertising sales market, FX advertising revenues increased 30% over the prior year due to increases in average audience and higher ratings in the month of March 2002, primarily due to ratings on FX's new original series, The Shield, which were partially offset by declines in pricing. Affiliate revenues, net of amortization of cable distribution investments at the RSNs increased 14% primarily from increased average rates per subscriber, as well as increases in total subscribers. Advertising revenues for the RSNs were even with prior year primarily resulting from the weak advertising market. Revenues, net at Speed Channel increased 61% from the corresponding period of the prior year primarily from increased subscribers, increased average audience and new programming. At March 31, 2002, Speed Channel reached over 50 million subscribers. Operating income at the Fox Sports Cable Networks improved approximately $42 million from an operating loss in the corresponding period of the prior year. Revenue increases noted above primarily drove Fox Sports Cable Networks' operating profit. Revenues were partially offset by higher marketing at Speed Channel related to the channel's February 2002 re-launch, higher average rights fees associated with new professional rights agreements and an increase in the number of professional events telecast at the RSNs and increased programming and marketing costs associated with FX's new original series, The Shield. Operating Income Before Depreciation and Amortization improved approximately $40 million from the corresponding period of the prior year due to the reasons noted above.

For the quarter ended March 31, 2002, Fox News' Revenues, net increased 51% from the corresponding period of the prior year. A 78% increase in advertising revenue was driven by improved ratings and increased pricing, partially offset by lower national advertising sell-out. Affiliate revenues, net increased by 32%, attributable to a 24% increase in subscribers from 63.8 million subscribers at March 31, 2001 to 79.1 million at March 31, 2002. These increases were partially offset by higher amortization due to an increase in cable distribution investments from subscriber acquisition. Operating income increased 115% in the third quarter of fiscal 2002 compared to the corresponding period of the prior year. This increase primarily resulted from the revenue increase of 52% noted above, which was only partially offset by higher costs associated with breaking news events and increased talent expenses. Operating Income Before Depreciation and Amortization improved approximately $16 million from the corresponding period of the prior year due to the reasons noted above.

Equity losses of affiliates. Equity losses of affiliates for the quarter ended March 31, 2002 of $26 million improved $26 million from losses of $52 million in the quarter ended March 31, 2001. These decreased losses are primarily due to the absence of losses from FFW, Speed Channel and Outdoor Life. FFW was sold in October 2001, Outdoor Life was held for sale from July 2001 until its sale in October 2001 and Speed Channel has been consolidated since July 2001.

                                                     Ownership               For the three months ended March 31,
                                                                      ---------------------------------------------------
                                                     Percentage             2002              2001             Change
                                                  -----------------   ---------------------------------------------------
                                                                                         (in millions)
Fox Family Worldwide (FFW)/(a)/                         50%           $        -         $     (13)           $    13

Fox Sports International/(b)/                           50%                    -                (6)                 6

National Geographic Channel - Domestic                 66.7%                  (6)               (7)                 1

Other/(c)/                                           Various                 (20)              (26)                 6
                                                                      ---------------------------------------------------
  Total equity losses of affiliates                                   $      (26)        $     (52)           $    26
                                                                      ===================================================



    (a)  The Company sold its interests in FFW in October 2001.
    (b) Subsequent to the acquisition of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
    (c) Included in Other are the Company's share of the results of National Geographic-International, Fox Studios Australia, The Golf Channel until sold in June 2001, NAP, NSP, RPP, Speed Channel until the acquisition of a controlling interest in July 2001, and Outdoor Life, which was held for sale from July 2001 until its sale in October 2001.

For the three months ended March 31, 2002, the Company's share of National Geographic Channel-Domestic's losses was $6 million as compared to $7 million in losses in the corresponding period in the prior year. The National Geographic Channel-Domestic's increases in programming and advertising revenues more than offset increases in programming, production and marketing expenses. National Geographic Channel-Domestic was launched in January 2001.

Other equity losses of affiliates improved by $6 million during the quarter ended March 31, 2002 due to the exclusion of Speed Channel and Outdoor Life losses noted above partially offset by increased equity losses at RPP as a result of lower attendance at Madison Square Garden ("MSG") from poor team performance and lower advertising revenues.

Interest expense, net. Interest expense, net decreased $38 million for the third quarter of fiscal year 2002 from $92 million to $54 million due to a lower amount Due to affiliates of News Corporation, the expiration of the New Millennium film financing agreement in March 2001 and the classification of the expense related to the New Millennium II film financing arrangement as Minority interest in subsidiaries.

Minority interest in subsidiaries. Minority interest in subsidiaries increased $6 million to $7 million for the quarter ended March 31, 2002 due to the preferred interests relating to the Company's film financing arrangement, under which outstanding amounts are reflected as Minority interest in subsidiaries in the accompanying unaudited consolidated condensed balance sheets.

Provision for income tax on a stand-alone basis. The effective tax rate of 38.3% for the third quarter of fiscal 2002 differs from the federal income tax statutory rate of 35% principally due to the effect of the permanent differences arising from the amortization of non-deductible goodwill.

Results of Operations - Nine months ended March 31, 2002 versus Nine months ended March 31, 2001.

The following table sets forth the Company's operating results, by segment, for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

                                                                             For the nine months ended March 31,
                                                                    ----------------------------------------------
                                                                          2002              2001           Change
                                                                    ----------------------------------------------
                                                                                        (in millions)
Revenues, net:

  Filmed Entertainment                                              $   3,121           $   2,717         $    404

  Television Stations                                                   1,357               1,146              211

  Television Broadcast Network                                          1,595               1,414              181

  Cable Network Programming/(1)/                                        1,221                 954              267
                                                                    ---------           ---------         --------
Total revenues, net                                                 $   7,294           $   6,231         $  1,063
                                                                    =========           =========         ========

Operating (loss) income:

  Filmed Entertainment                                              $     408           $     281         $    127

  Television Stations                                                     409                 385               24

  Television Broadcast Network                                           (223)               (104)            (119)

  Cable Network Programming                                                24                 (15)              39

  Other operating charge                                                 (909)                  -             (909)
                                                                    ---------           ---------         --------
Total operating (loss) income                                            (291)                547             (838)

Interest expense, net                                                    (192)               (274)              82

Equity losses of affiliates                                              (135)                (69)             (66)

Minority interest in subsidiaries                                         (29)                 (3)             (26)

Other, net                                                              1,585                (103)           1,688
                                                                    ---------           ---------         --------
Income before provision for income taxes and cumulative
  effect of accounting change                                             938                  98              840

Provision for income tax expense on a stand-alone basis                  (371)                (66)            (305)
                                                                    ---------           ---------         --------
Income before cumulative effect of accounting change                      567                  32              535

Cumulative effect of accounting change, net of tax                        (26)               (494)             468
                                                                    ---------           ---------         --------
Net income (loss)                                                   $     541           $    (462)        $  1,003
                                                                    =========           =========         ========

Other data:

Operating Income Before Depreciation and Amortization/(2)/:

  Filmed Entertainment                                              $     452           $     328         $    124

  Television Stations                                                     561                 523               38

  Television Broadcast Network                                           (208)                (90)            (118)

  Cable Network Programming                                               199                 141               58

  Other operating charge                                                 (909)                  -             (909)
                                                                    ---------           ---------         --------
Total Operating Income Before Depreciation and
  Amortization                                                      $      95           $     902         $   (807)
                                                                    =========           =========         ========

FOOTNOTE:
    (1) In January 2002, the Company adopted Emerging Issues Task Force No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." As required, effective January 1, 2002, the Company has reclassified the amortization of cable distribution investments against revenues.
         All comparative periods have been reclassified. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's results. The effect of the reclassification is as follows:


                                                     For the Cable Network
                                                     Programming segment              For the Company
                                                    ------------------------    -------------------------
                                                            For the nine months ended March 31,
                                                    -----------------------------------------------------
                                                      2002         2001            2002         2001
                                                    --------     --------       ---------    ------------
                                                                       (in millions)
Revenues                                            $  1,305     $ 1,018        $  7,378     $  6,295
Amortization of cable distribution investments           (84)        (64)            (84)         (64)
                                                    --------     -------        --------     --------
Revenues, net                                       $  1,221     $   954        $  7,294     $  6,231
                                                    ========     =======        ========     ========


    (2) Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of acquired intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing.



Overview of Company Results. For the nine months ended March 31, 2002, Revenues, net increased approximately 17% from $6,231 million to $7,294 million. Increased revenues at the Filmed Entertainment and Cable Network Programming segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 17% from the corresponding period of the prior year. Operating expenses increased approximately 19% for the nine months ended March 31, 2002 due primarily to increased programming rights costs at the Television Broadcast Network and higher production and participation expense at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 15% due to the acquisition of RSN North and the consolidation of Speed Channel and Sunshine. During the first nine months of fiscal year 2002, Depreciation and amortization increased approximately 4% due to the acquisition of the Acquired Stations at the Television Stations segment. For the first nine months of fiscal year 2002, the Company reported an operating loss of $291 million declining from income of $547 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization decreased to $95 million from $902 million for the nine months ended March 31, 2001. These decreases are primarily due to the Other operating charge of $909 million related to losses on the Company's sports contracts caused by changes in accounting estimates primarily with respect to reductions of projected advertising revenue on national sports rights agreements with the NFL, MLB and NASCAR. Partially offsetting the Other operating charge was increased results at the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $135 million increased $66 million from $69 million from the corresponding period of the preceding fiscal year. These increased losses relate primarily to the Company's share of a non-cash compensation charge recorded at FFW prior to the sale of the Company's interests in FFW to Disney and increased losses at RPP and the National Geographic Channel-Domestic, after its launch in January 2001.

For the nine months ended March 31, 2002, the Company recognized its share of FFW's one-time, non-cash charge for a cumulative effect of accounting change in the amount of $26 million for the change in FFW's film accounting in accordance with Statement of Position No. 00-2 ("SOP 00-2"). This is compared to the Company's adoption of SOP 00-2 beginning July 1, 2000. The Company's non-cash charge of $494 million, net of tax benefit of $302 million, was recorded during the nine months ended March 31, 2001.

Net income for the nine months ended March 31, 2002 was $541 million ($0.65 per share), an improvement from losses of $462 million ($0.64 loss per share) for the nine months ended March 31, 2001. This change was the result of the Company's gains on the sales of FFW and Outdoor Life, which were partially offset by the charge for the change in accounting estimate on the Company's national sports rights agreements as compared to the non-cash charge of $494 million for the Company's adoption of SOP 00-2 in the corresponding period of the prior year.

Filmed Entertainment. Revenues, net from the Filmed Entertainment segment increased from $2,717 million for the nine months ended March 31, 2001 to $3,121 million for the nine months ended March 31, 2002. This revenue increase was due to additional TCFTV syndication revenues for NYPD Blue that was not telecast in the prior year, higher license fees for Buffy the Vampire Slayer and increased worldwide home entertainment and international free-TV revenues for The Simpsons. The Filmed Entertainment segment's operating income for the nine months ended March 31, 2002 increased $127 million to $408 million from $281 million in the corresponding period of the prior year. This increase is due to the worldwide theatrical and home entertainment performance of Planet of The Apes, the domestic theatrical and home entertainment performance of Kiss of The Dragon, the worldwide theatrical performance of Ice Age, the worldwide home entertainment performances of Moulin Rouge and Dr. DoLittle 2 and library titles on DVD. Prior year results include the worldwide theatrical and domestic home entertainment performance of X-Men, the international television sales of Titanic and the worldwide home entertainment performance of library titles. These prior year results were partially offset by the disappointing results of Monkeybone, Say It Isn't So and Legend of Bagger Vance. Operating Income Before Depreciation and Amortization increased $124 million to $452 million for the nine months ended March 31, 2002 from $328 million in the corresponding period of the prior year, primarily due to the reasons noted above.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft, consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc. and Clear Channel Communications, Inc. for three other television stations (after giving effect to these transactions the acquired television stations are referred to as the "Acquired Stations"). This acquisition increased the number of the Company's O&Os to 33 full power stations.

The table below reflects the unaudited pro forma combined results of the Television Stations segment as if the acquisition of the Acquired Stations had taken place as of July 1, 2000.

                                                                             For the nine months ended March 31,
                                                                    ------------------------------------------------------
                                                                         2002              2001              Change
                                                                    ------------      ---------------    -----------------
                                                                                        (in millions)
Revenues, net                                                       $    1,395        $   1,496          $   (101)

Operating income                                                           420              471               (51)

Operating Income Before Depreciation and Amortization                      569              625               (56)



On a pro forma basis, for the nine months ended March 31, 2002, Revenues, net at the Television Stations segment decreased $101 million to $1,395 million from $1,496 million for the corresponding period of the prior year. The adverse impact of the September 11/th/ terrorist attacks, which further weakened the advertising markets, were partially offset by an estimated 1.6 percentage point gain in market share over the prior year decreased Television Stations revenues. The market share gain resulted from the positive impact of non-returning political advertising, syndicated programming of Seinfeld, the replacement of Fox Kids programming with better rated programming and the telecast of major sporting events including the MLB All-Star game, post-season MLB Baseball and the Super Bowl. For the nine months ended March 31, 2002, Operating income at the Television Stations segment decreased $51 million to $420 million from $471 million in the corresponding period of the prior year. Revenue declines noted above, higher programming and production expenses associated with Seinfeld and higher security costs contributed to this decline. For the nine months ended March 31, 2002, Operating Income Before Depreciation and Amortization for the Television Stations segment decreased approximately 9% from $625 million in the corresponding period of the prior year to $569 million.

Television Broadcast Network. For the nine months ended March 31, 2002, the Television Broadcast Network's Revenues, net increased $181 million to $1,595 million from $1,414 million in the corresponding period of the prior year. This approximate 13% increase is due primarily to advertising revenues from the Super Bowl, which was not telecast on FOX in the prior year, and $85 million of revenue recognized from the current year portion of the $675 million sale of the 2001 to 2006 MLB divisional series rights to ABC Family. These results were partially offset by lower prime time advertising revenue resulting from a ratings decline in entertainment programming and lower NFL advertising revenue due to a decrease in regular season pricing and ratings. For the first nine months of fiscal year 2002, operating losses for the Television Broadcast Network segment increased $119 million to a loss of $223 million and Operating Income Before Depreciation and Amortization decreased $118 million to a loss of $208 million compared to the corresponding period of the preceding year. Increased NFL and MLB programming rights associated with more games shown than in the prior year and higher prime time license fees for returning series contributed to the increased losses.

Cable Network Programming. On a reported basis, Revenues, net for the Cable Network Programming segment increased by $267 million from $954 million to $1,221 million for the nine months ended March 31, 2002. Higher revenues across all of the RSNs and the inclusion of newly acquired channels, attributed to this increase. Operating income improved $39 million from a loss of $15 million for the nine months ended March 31, 2001 to income of $24 million for the nine months ended March 31, 2002 primarily due to improved results at the Fox News Channel and increased results at the RSNs. Operating Income Before Depreciation and Amortization increased $58 million to $199 million from $141 million from the corresponding period of the prior year.

Fox Sports Cable Networks consolidates the results of FX, the majority-owned RSNs, Speed Channel and Fox Sports International. In February 2001, Fox Sports Cable Networks acquired RSN North and in January 2002, a controlling interest in Sunshine was acquired. Both RSN North and Sunshine are consolidated in the results of the RSNs. During fiscal year 2002, Fox Sports Cable Networks acquired the remaining interest in Speed Channel and has consolidated its results since July 25, 2001. On December 3, 2001, Fox Sports Cable Networks acquired the remaining 50% interest in Fox Sports International and has consolidated its results since the date of acquisition.

The table below reflects the unaudited pro forma combined results of the Cable Network Programming segment as if the acquisitions discussed above had taken place as of July 1, 2000.

                                                                          For the nine months ended March 31,
                                                                ------------------------------------------------------
                                                                     2002              2001               Change
                                                                --------------      -------------      ---------------
                                                                                    (in millions)
Revenues, net                                                      $   1,292         $   1,106          $    186

Operating income                                                          30               (37)               67

Operating Income Before Depreciation and Amortization                    209               133                76

On a pro forma basis, for the nine months ended March 31, 2002, Fox Sports Cable Networks' Revenues, net increased 15% from the corresponding period in the prior year. Revenues, net at FX and the RSNs grew 16% and 9%, respectively. FX affiliate revenues, net of amortization of cable distribution investments increased 23%, reflecting a 23% increase in average subscribers over the prior year. At March 31, 2002, FX reached over 76 million households, an increase of 16 million over the prior year. Despite the difficult advertising sales market, FX advertising revenues increased 14% over the prior year, due to an increase in average audience, partially offset by declines in pricing. Affiliate revenues, net of amortization of cable distribution investments increased 14% at the RSNs primarily from increased average cable rates per subscriber, as well as increases in total subscribers. Advertising revenues for the RSNs were even with prior year primarily resulting from the weak advertising market. Revenues, net at Speed Channel increased 52% from the corresponding period in the prior year primarily due to increased average audience and new programming. At March 31, 2002, Speed Channel reached over 50 million subscribers. Fox Sports Cable Networks' operating income increased 86% for the nine months ended March 31, 2002. Revenue increases noted above primarily drove Fox Sports Cable Networks' operating profit. Revenues were partially offset by higher average rights fees associated with new professional rights agreements and an increase in the number of professional events telecast at the RSNs, costs associated with the telecast of certain MLB events on ABC Family, and increased programming and marketing costs associated with FX's new original series, The Shield. Operating Income Before Depreciation and Amortization improved approximately 39% from the corresponding period of the prior due to the reasons noted above.

For the nine months ended March 31, 2001, Fox News' Revenues, net increased 39% from the corresponding period of the prior year. A 54% increase in advertising revenue was driven by improved ratings, partially offset by lower national advertising sales and the impact of pre-emptions. Affiliate revenues, net increase of 37% was attributable to a 24% increase in subscribers from 63.8 million subscribers at March 31, 2001 to 79.1 million at March 31, 2002. These increases were partially offset by higher amortization due to an increase in cable distribution investments from subscriber acquisitions. Operating loss improved 49% for the nine months ended March 31, 2002 compared to the corresponding period of the prior year. This improvement resulted from the revenue increase of 39% noted above, which was only partially offset by higher costs associated with breaking news events and talent expenses. These higher costs were partially offset by cost savings due to no election coverage in the current year. Operating Income Before Depreciation and Amortization improved $27 million from the corresponding period of the prior year due to the reasons noted above.

Other operating charge. During the nine months ended March 31, 2002, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statement of operations. This charge relates to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

Equity losses of affiliates. Equity losses of affiliates for the nine months ended March 31, 2002 increased $66 million to $135 million from $69 million in the corresponding period of the prior year. The primary reasons for the increase in Equity losses of affiliates are the Company's share of FFW's net losses, which include a non-cash compensation charge of which the Company's share is $30 million, recorded before the sale of FFW, and the absence of earnings from the Golf Channel, which was sold in June 2001.

                                                    Ownership              For the nine months ended March 31,
                                                                  ------------------------------------------------------
                                                   Percentage           2002              2001             Change
                                                  --------------  --------------  ------------------  ------------------
                                                                                      (in millions)
Fox Family Worldwide (FFW)/(a)/                        50%            $    (51)       $     (22)       $      (29)

Fox Sports International/(b)/                          50%                  (9)             (16)                7

National Geographic Channel - Domestic                66.7%                (32)             (14)              (18)

Other/(c)/                                           Various               (43)             (17)              (26)
                                                                  --------------  ------------------  ------------------
Total equity losses of affiliates                                     $   (135)       $     (69)       $      (66)
                                                                  ==============  ==================  ==================

     (a) The Company sold its interests in FFW in October 2001.
     (b) Subsequent to the acquisition of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
     (c) Included in Other are the Company's share of the results of National Geographic-International, Fox Studios Australia, The Golf Channel until sold in June 2001, NAP, NSP, RPP, Speed Channel until the acquisition of a controlling interest in July 2001, and Outdoor Life, which was held for sale from July 2001 until its sale in October 2001.

For the nine months ended March 31, 2002, the Company's share of National Geographic Channel-Domestic's losses was $32 million as compared to $14 million in losses in the corresponding period in the prior year. The growth in programming and advertising revenues at National Geographic Channel-Domestic were not sufficient to cover the increase in production and marketing expenses and amortization of cable distribution investments. While revenues at National Geographic Channel-Domestic increased with the growth of its distribution, the revenues reflect an average distribution of 23 million subscribers as the network completed its first full year since launching in January 2001. Other equity losses of affiliates increased by $26 million primarily due to increased equity losses at RPP due to MSG incurring charges associated with two professional player contracts and lower revenues from lower attendance at the Radio City Music Hall Christmas Spectacular.

Interest expense, net. Interest expense, net decreased $82 million for the first nine months of fiscal year 2002 from $274 million to $192 million due to the expiration of the New Millennium film financing agreement in March 2001 and the classification of the expenses related to the New Millennium II film financing as minority interest in subsidiaries, a decrease in amounts due to affiliates of News Corporation and lower expenses related to single picture film financing.

Minority interest in subsidiaries. Minority interest in subsidiaries increased $26 million to $29 million for the nine months ended March 31, 2002 due to an increase in the preferred interests relating to the Company's film financing arrangement, under which outstanding amounts are reflected as Minority interest in subsidiaries in the accompanying unaudited consolidated condensed balance sheets.

Other, net. Other, net was $1,585 million for the nine months ended March 31, 2002 as compared to other expense of $103 million in the corresponding period of the prior year. The current year's income includes the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life Network in the amount of $147 million. The corresponding period of the prior year recorded a loss of $103 million consisting of the loss on the Healtheon/WebMD transaction in the amount of $143 million and the $40 million gain on the sale of Home Team Sports.

Provision for income tax on a stand-alone basis. The effective tax rate of 39.6% for the first nine months of 2002 differs from the federal income tax statutory rate of 35% principally due to the permanent differences arising from the amortization of non-deductible goodwill amortization.


Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds and borrowings from The News Corporation Limited and its subsidiaries ("News Corporation").

Net cash provided by operating activities during the nine months ended March 31, 2002 and 2001 were $879 and $60 million, respectively. During the current period, receivables increased from the sale of home entertainment and theatrical products; sports billings related to NASCAR; and the syndication of certain programs. Offsetting these uses of cash were higher accounts payables and accrued expenses due to increased participations and residuals from film titles, higher deferred revenue from prepayments for syndicated product.

Net cash provided by investing activities was $758 million during the nine months ended March 31, 2002 as compared to cash used of $487 million in the corresponding period of the preceding fiscal year. The current year included the proceeds of the sales of FFW and Outdoor Life, partially offset by cash used for the acquisition of the Acquired Stations and a controlling interest in the Speed Channel, investments in the National Geographic Channels and Fox Studios Australia and increased cable distribution investments for Fox News, FX and Speed Channel.

Net cash used in financing activities was $1,634 million during the nine months ended March 31, 2002 as compared to $359 million net cash provided by financing activities in the corresponding period of the preceding fiscal year. The increase in cash used by financing activities is primarily attributable to higher repayments to affiliates of News Corporation.

Under a tax sharing agreement between the Company and News Corporation ("Tax Sharing Agreement"), the Company is included in the consolidated tax return of News Corporation. Amounts accrued in accordance with the Tax Sharing Agreement were $267 million during the nine months ended March 31, 2002. This accrual, included in Due to affiliates of News Corporation, principally relates to the gain on the sale of the Company's interest in FFW.

Regional Programming Partners

In June 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow") (a subsidiary of Cablevision Systems Corporation ("Cablevision") and Fox Sports Net, LLC ("Fox Sports Net") (a subsidiary of the Company) entered into a Formation Agreement pursuant to which they agreed to form RPP and to hold various programming interests in connection with the operation of certain RSNs. In accordance with the terms of the Formation Agreement, upon consummation of the transactions contemplated thereby (the "Rainbow Transaction") on December 18, 1997, Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers NHL franchise, and the New York Knickerbockers NBA franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the partnership agreement of RPP (the "RPP Agreement"), after the third anniversary of the closing of the Rainbow Transaction, upon certain actions being taken by Fox Sports RPP Holdings, LLC ("Fox Sports RPP"), a subsidiary of Fox Sports Net, Rainbow Regional Holdings, Inc. ("RRH"), a subsidiary of Rainbow, has the right to purchase from Fox Sports RPP all of Fox Sports RPP's interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions times Fox Sports Net's interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net's interest in RPP. Consideration will be, at Rainbow's option, in the form of cash or a three-year note with an interest rate of prime plus 1/2%.

Additionally, for (i) 30 days following the fifth anniversary of the closing of the Rainbow Transaction, (ii) 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction and (iii) 30 days following receipt by Fox Sports RPP of RRH's notice initiating the buy-out procedure described above, so long as RPP has not commenced an initial public offering of its securities, Fox Sports RPP has the right to cause RRH, at RRH's option, to either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities. The sales price in an acquisition by RRH will be the fair market value of Fox Sports RPP's interest in RPP and the consideration will be, at Rainbow's option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus 1/2%.

In connection with the Rainbow Transaction, a subsidiary of Rainbow ("RNSH") and a subsidiary of Fox Sports Net ("Fox Sports NSP") agreed to form National Sports Partners, a New York general partnership ("NSP") in which each of RNSH and Fox Sports NSP were issued a 50% partnership interest to operate Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. Fox Sports NSP is the managing partner of NSP.

Also in connection with the Rainbow Transaction, a subsidiary of Rainbow ("Rainbow Ad Sales") and a subsidiary of Fox Sports Net ("Fox Sports Ad Sales"), agreed to form the National Advertising Partners, a New York general partnership ("NAP") in which each of Fox Sports Ad Sales and Rainbow Ad Sales were issued a 50% partnership interest to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs.

For 30 days following the fifth anniversary of the closing of the Rainbow Transaction and for the 30 days following each third year anniversary of the fifth anniversary of the closing of the Rainbow Transaction, so long as NSP and NAP have not commenced an initial public offering of its securities, RNSH has the right to cause Fox Sports NSP, at Fox Sports NSP's option and Rainbow Ad Sales has the right to cause Fox Sports Ad Sales, at Fox Sports Ad Sales' option to either (i) purchase all of the Rainbow subsidiary's interests in RPP, NSP and NAP, or (ii) consummate an initial public offering of NSP's and NAP's securities.

The sales price in an acquisition will be the fair market value of the Rainbow subsidiary's interest in NSP and NAP and the consideration will be, at Fox Sports Net's option, in the form of marketable Securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus 1/2%.

Guarantees

The Company, News Corporation and certain of News Corporation's subsidiaries, are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During fiscal year 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments as of March 31, 2002 and June 30, 2001 was approximately $8.7 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of more than 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. At March 31, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and to satisfy all such ratios and tests.

Ratings of News Corporation and Fox Sports Networks Public Debt

At March 31, 2002, the ratings for News Corporation's debt that is guaranteed by the Company, by Moody's (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poor's (BBB-), were within the investment grade scale.

At March 31, 2002, the ratings for Fox Sports Networks LLC's Senior Notes and Senior Discount Notes, by Moody's (Ba1) and Standard & Poor's (BBB-), were within the investment grade scale.

New Millennium II

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the, "New Millennium II Agreement"). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest ("Preferred Interest") to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

At March 31, 2002, there was $843 million of Preferred Interests outstanding, which is included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the unaudited consolidated condensed statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation's debt rating:

     (i) (a) falls below BB+ and below Ba1, or (b) falls below BB, or (c) falls
                                            --                     --
             below Ba2, or (d) it is not rated by both rating agencies, and, in
                        --                                              -------
             each case, neither News Corporation nor the Company shall, within
             ---------
             ten business days after the occurrence of such event, have provided credit enhancement so that the resulting New Millennium II Agreement is rated at least BB+ and Ba1, or
                                                      --
     (ii)(a) falls below BBB- and Baa3, or (b) it is not rated by both rating
                                        --
             agencies, and, in each case, more than $25 million in capital
                       -----------------
             payments redeemable at that time from film gross receipts remain unredeemed for at least one quarter.

If a Ratings Trigger Event were to occur then (a) no new films will be transferred, (b) rights against certain film assets may be enforced, and (c) the Preferred Interest may become redeemable.

As of March 31, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 50% of the outstanding balance at March 31, 2002) may be payable immediately. The balance of the redemption would be payable from future gross receipts from films that had been transferred to NM2 as they are collected in the normal course of business.

Chris-Craft

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares ("ADRs"). Simultaneously with the closing of the merger, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission ("FCC") for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company's existing television station business.

The Company has consolidated the results of operations of the Acquired Stations, as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with Emerging Issues Task Force ("EITF") No. 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap", and together with the Clear Channel swap, the "Station Swaps"). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

In March 2002, Fox Television Stations entered into an Asset Exchange Agreement with Meredith Corporation ("Meredith"). Fox Television Stations will exchange KPTV-TV in Portland, an Acquired Station, for Meredith's WOFL-TV in Orlando and WOGX-TV in Ocala (the "Meredith swap"). The Meredith swap is subject to regulatory approval and customary closing conditions. The Meredith swap is expected to close in the fourth quarter of fiscal year 2002. No gain or loss will be recognized by the Company as a result of the Meredith swap.

Fox Sports International

In December 2001, News Corporation acquired from Liberty Media Corporation ("Liberty") its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of this transaction, the Company purchased News Corporation's acquired interest in Fox Sports International, which increased the Company's ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company's Class A Common Stock. As a result of this transaction, News Corporation's ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with Emerging Issues Task Force ("EITF") No. 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company's Class A Common Stock to News Corporation at that value.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to Disney for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company's interest in FFW, which was rebranded ABC Family. FOX has entered into a programming arrangement with Disney, which allowed the continued broadcast for the 2001 - 2002 broadcast season of certain FFW programming on FOX affiliates through the Fox Kids Network. As a result of this transaction, the Company recognized a pre-tax gain on the sale of

FFW in the amount of approximately $1.4 billion, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the nine months ended March 31, 2002. The proceeds from this transaction were used to reduce obligations to News Corporation, to reduce third party debt and to fund working capital requirements. In addition, the Company sublicensed certain post-season MLB games for the 2001 to 2006 MLB seasons to Disney for approximately $675 million.

Speed Channel

In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 53.44% of Speed Channel for approximately $401 million. This acquisition resulted in the Company owning approximately 85.46% of Speed Channel. As a result, the Company has consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million. These transactions have been treated as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations".

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In August 2001, a shareholder of Outdoor Life exercised its option to acquire the Company's ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF No. 87-11, "Allocation of Purchase Price to Assets to be Sold," the results of Outdoor Life were not consolidated in the Company's statement of operations for this period. Upon the closing of the sale of the Company's ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the nine months ended March 31, 2002.

Sunshine

In January 2002, the Company acquired an approximate 23.3% interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company's ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate .4% interest in Sunshine, increasing the Company's ownership interest to approximately 83.7%. As of the acquisition date in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company.

Los Angeles Dodgers

In November 2001, the collective bargaining agreement between MLB and the MLB Players Association ("MLBPA") expired. MLB and MLBPA are currently discussing several proposals and no agreement has been finalized. The possibility of a labor stoppage exists in the absence of a new agreement. A labor stoppage could result in a significant reduction in revenues for the Los Angeles Dodgers.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board ("FASB") issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that the financial statement classification of customer incentives (in the case of the Company, fees paid to a cable or DBS operator to facilitate the launch of a cable network), including the amortization of cable distribution investments, should be presented as a reduction in revenue. As required, effective January 1, 2002, the Company has reclassified the amortization of cable distribution investments against revenues. All comparative periods have been reclassified. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and Cable Network Programming segment's results.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be (i) held and used and (ii) disposed of by sale. The Company plans to adopt SFAS No. 144 on July 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on its consolidated statements of operations.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits and Reports on Form 8-K

          (i) Current Report on Form 8-K of the registrant filed March 1, 2002 relating to the announcement that, on February 27, 2002, Lachlan Murdoch was elected to the Board of Directors of the Company.
          (ii) Current Report on Form 8-K of the registrant filed April 22, 2002 relating to the announcement that, on April 16, 2002, the Company dismissed Arthur Andersen LLP as its independent auditor.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002                            FOX ENTERTAINMENT GROUP, INC.


                                              By: /s/ David F. DeVoe
                                                  ------------------

                                              Name:  David F. DeVoe
                                              Title: Chief Financial Officer