Form 10-K
period 2002-06-30
FOX ENTERTAINMENT GROUP INC
filed 2002-09-20
CIK 1068002

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2002
                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

                         Commission file number 1-14595

                          FOX ENTERTAINMENT GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                            95-4066193
            (State or Other Jurisdiction               (I.R.S. Employer
          of Incorporation or Organization)          Identification No.)

   1211 Avenue of the Americas, New York, New York          10036
      (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code  (212) 852-7111

Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
 Class A Common Stock, $.01 par value        New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:  None


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

         As of August 23, 2002, the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange - Composite Transactions) was $2,789,168,250.

         As of August 23, 2002, 302,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Fox Entertainment Group, Inc.'s Notice of 2002 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

Background

         Fox Entertainment Group, Inc. (together with its direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the "Company") is a multi-faceted entertainment company with operations in four business segments: (i) Filmed Entertainment; (ii) Television Stations; (iii) Television Broadcast Network; and (iv) Cable Network Programming. For financial information regarding the Company's segments and operations in geographic areas see "Item 8. Financial Statements and Supplementary Data - Fox Entertainment Group, Inc. - Note 16 to the Consolidated Financial Statements."

         The News Corporation Limited ("News Corporation") is the beneficial owner of 177,636,375 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represent approximately 85.32% of the equity and 97.84% of the voting power of the Company.

         The address of the Company's principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and the telephone number is (212) 852-7111. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2002, the Company had approximately 12,800 full-time and part-time employees.

Special Note Regarding Forward-Looking Statements

         This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on May 3, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the audited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Business

Filmed Entertainment

         The Company engages in feature film and television production and distribution principally through the following businesses: Fox Filmed Entertainment ("FFE"), a producer and distributor of feature films; Twentieth Century Fox Television ("TCFTV"), a producer of network television programming; Twentieth Television, a producer and distributor of television programming; and Fox Television Studios ("FtvS"), a producer of broadcast and cable programming.

         Fox Filmed Entertainment

         One of the world's largest producers and distributors of motion pictures, FFE produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2000, 2001 and 2002, FFE placed 20, 20 and 22 films, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Successful motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2000 include Big Momma's House, Me, Myself & Irene, X-Men, Cast Away (together with DreamWorks SKG), Moulin Rouge, Dr. Dolittle 2, Ice Age, Planet of the Apes, Star Wars Episode II: Attack of the Clones, Minority Report (together with DreamWorks SKG), and Road to Perdition (together with DreamWorks SKG). The Company currently plans to release approximately 25 films in the United States in fiscal 2003, including X-Men 2, League of Extraordinary Gentlemen, Solaris and Dare Devil.

         In addition, pursuant to an agreement that became effective at the end of May 1998 with Monarchy Enterprises Holdings B.V. ("MEH"), the parent company of Regency Entertainment (USA), Inc. ("New Regency"), FFE will distribute certain New Regency films and all films co-financed by the Company and New Regency produced over a 15-year term in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its 2003 releases, the Company currently expects to release two New Regency films during fiscal 2003, both of which were co-financed by the Company and New Regency. The Company has also acquired a 20% interest in MEH. The parties also agreed to enter into certain motion picture financing arrangements and formed Regency Television, a 50/50 joint venture to produce television programming through a partnership with FtvS.

         Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the "New Millennium II Agreement"). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest ("Preferred Interest") to a third party to fund the film financing, which is presented on the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. This allocation, to the extent available based on the gross receipts from the distribution of the eligible films, consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments. As of June 30, 2002, there was $850 million of Preferred Interests outstanding, which is included in the consolidated balance sheets as Minority interest in subsidiaries. For more detail regarding this agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - New Millennium II."

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

         Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of videocassettes and DVDs. In fiscal 2002, the domestic home entertainment division released or re-released over 100 produced and acquired titles, including approximately 80 titles in DVD format. In International markets, the Company distributes produced and acquired titles both directly and through foreign distribution channels, with approximately 400 releases in fiscal 2002, including 30 new FFE releases, nearly 200 catalog titles and approximately 100 television and non-theatrical releases. In addition, the Company has an agreement with Metro-Goldwyn-Mayer ("MGM") to distribute its video product in most International markets in return for certain fees. The Company released over 200 MGM Home Entertainment theatrical, catalog and television programs internationally in fiscal 2002.

         Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third parties and certain affiliated subscription pay television services and pay-per-view services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view arrangements generally provide for a minimum number of scheduled exhibitions of the program during a fixed term, for a license fee based on a percentage of the licensee's gross receipts from the pay-per-view exhibition of the program and, in some cases, a guaranteed minimum fee. Among third-party license agreements that units of FFE have in place in the United States for subscription pay television exhibition of its motion pictures are exclusive agreements with Home Box Office ("HBO"), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with Encore and American Movie Classics. Units of FFE also license motion pictures in the United States to direct broadcast satellite ("DBS") pay-per-view services operated by DIRECTV, Inc. and EchoStar Communications Corporation, as well as cable pay-per-view and video-on-demand services such as In Demand. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services as well as to programming services operated by various affiliated entities.

         Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company ("FOX"), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a stated period of time in exchange for a specified license fee.

         Twentieth Century Fox Television

         During the past three fiscal years, TCFTV produced television programs for the Fox, ABC, CBS, NBC, UPN and WB broadcast television networks. TCFTV currently produces or has orders to produce episodes of the following network television series: The Practice for ABC; Charlie Lawrence, Judging Amy, Still Standing and Yes, Dear (each co-produced with CBS Worldwide, Inc.) for CBS; 24, Andy Richter Controls the Universe (a co-production with Paramount Pictures Corporation), The Bernie Mac Show (a co-production with FtvS), Boston Public, Cedric the Entertainer Presents, Firefly, Futurama, Girls Club, The Grubbs (a co-production with Universal Studios), King of the Hill, Oliver Beene (a co-production with DreamWorks SKG), The Pitts, Septuplets, and The Simpsons for FOX; Buffy the Vampire Slayer for UPN; and Angel and Reba for WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV.

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

         Twentieth Television

         Twentieth Television licenses off-network television programming produced by the Company; develops and produces original reality and first-run television programming for the Fox Television Stations, national syndication, FOX and basic cable networks; and sells national advertising units retained by Twentieth Television in off-network and first-run syndicated television programming. Twentieth Television derives revenue from its licensing of off-network and first-run television programming in the form of cash license fees paid by licensees and the sale of national advertising units retained by Twentieth Television in the programs. Twentieth Television's current and future off-network shows include The Simpsons, The X-Files, Malcolm in the Middle, King of the Hill, Bernie Mac, M*A*S*H, The Practice and Buffy the Vampire Slayer. Reality and first-run original programming includes America's Most Wanted, COPS, Divorce Court, Good Day Live, Texas Justice and The Rob Nelson Show.

         Fox Television Studios

         Fox Television Studios (FtvS) is a program supplier to the major U.S. broadcast and cable networks as well as a growing number of emerging and international networks. FtvS produces or has orders to produce several U.S. broadcast and cable series including Malcolm in the Middle (through Regency Television, a co-venture with New Regency Enterprises), John Doe and The Bernie Mac Show (a co-production with TCFTV) for FOX; The Shield (produced in association with Columbia TriStar Domestic Television) and Son of the Beach for FX and American Family for PBS. It also has or will produce a variety of made for television movies including Prince William and Home Alone 4 for ABC, and the miniseries Master Spy: The Life of Robert P. Hanssen for CBS. Its non-fictional shows include A&E's Biography and Animal Planet's The Most Extreme. Its international productions include 12 separate versions of Temptation Island as well as a new Spanish-language adaptation for Telemundo. FtvS also produces a variety of game shows and talk series, specials and other forms of programming for top U.S. and international telecasters.

         Motion Picture and Television Libraries

         The Company's motion picture and television library (the "Fox Library") consists of varying rights to over 3,250 previously released films, of which approximately 350 have been released since 1980, and many well-known television series. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music and Miracle on 34th Street, and eight of the top 16 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars Episode I: The Phantom Menace, Independence Day, Star Wars, Return of the Jedi, The Empire Strikes Back, Home Alone, and Star Wars Episode II: Attack of the Clones. The Company earns significant revenues through the licensing of titles in the Fox Library in many media, including television and home entertainment formats, and through licensing and merchandising of films and characters in films.

          In addition, the Fox Library contains varying rights to certain television series and made-for-television motion pictures. The television library contains such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D., Daniel Boone and The X-Files, as well as such current hits as The Simpsons, NYPD Blue, The Practice, King of the Hill, Buffy the Vampire Slayer, Judging Amy (together with CBS Worldwide, Inc.), Malcolm in the Middle, The Bernie Mac Show, 24 and The Shield.

         Licensing and Merchandising

         Through its licensing and merchandising division, the Company exploits its motion picture and television properties and characters by entering into licensing agreements for merchandising, literary publishing and promotional tie-ins. Television series and films which have experienced success throughout the world in licensing and merchandising include The Simpsons, The X-Files, Buffy the Vampire Slayer, Dark Angel, the Alien series of motion pictures, Titanic, Planet of the Apes and Ice Age.

         Fox Interactive

         Fox Interactive produces entertainment computer software and video game titles. Fox Interactive leverages the name recognition and popularity of Fox Library films and television series such as The Simpsons, Buffy the Vampire Slayer, Die Hard, The X-Files and the Alien and Predator series of motion pictures through its line of interactive games.

         Fox Music and Music Publishing

         Fox Music produces and licenses for distribution through third parties soundtracks of the Company's film and television productions. The Company's successful film and television soundtracks include Cast Away, Moulin Rouge, Titanic, Waiting to Exhale, Romeo + Juliet, Hope Floats, Ally McBeal, The X-Files, Dr. Dolittle and Buffy the Vampire Slayer. In addition, Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company's film and television programming. Fox Music Publishing licenses these rights to third parties for many uses in different media.

Television Stations

         Fox Television Stations currently owns and operates 35 full power stations located in nine of the top 10 largest designated market areas ("DMAs"). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles, and Chicago, the first, second, and third largest DMAs, respectively.

         Fox Television Stations now owns and operates stations that are affiliated with the United Paramount Network ("UPN") in nine markets, including eight of the top 10 DMAs. The affiliation agreements with UPN generally extend through at least the 2003-04 season and may be extended at the option of the stations through the 2005-06 season. UPN provides approximately 23 hours of programming a week, including two hour prime time programming blocks five nights a week, to its affiliates. The remaining stations owned by Fox Television Stations are affiliates of FOX. For a description of FOX programming, see "--Television Broadcast Network".

         The following table lists certain information as of August 23, 2002 about each Fox Television Station. Unless otherwise noted, all stations are primary affiliates of FOX.

                                                                                        PERCENTAGE OF U.S. TELEVISION
                  DMA/RANK               STATION                    CHANNEL/TYPE        HOUSEHOLDS REACHED (1)
                  --------               -------                    ------------        ----------------------

New York, NY                1            WNYW                     5           VHF                          6.9%
                                         WWOR (2)                 9           VHF
Los Angeles, CA             2            KTTV                    11           VHF                          5.0%
                                         KCOP (2)                13           VHF
Chicago, IL                 3            WFLD                    32           UHF                          3.2%
                                         WPWR (2)                50           UHF
Philadelphia, PA            4            WTXF                    29           UHF                          2.7%
Boston, MA                  6            WFXT                    25           UHF                          2.3%
Dallas, TX                  7            KDFW                     4           VHF                          2.1%
                                         KDFI (3)                27           UHF
Washington, DC              8            WTTG                     5           VHF                          2.0%
                                         WDCA (2)                20           UHF
Atlanta, GA                 9            WAGA                     5           VHF                          1.9%
Detroit, MI                 10           WJBK                     2           VHF                          1.8%
Houston, TX                 11           KRIV                    26           UHF                          1.7%
                                         KTXH (2)                20           UHF
Minneapolis, MN             13           KMSP                     9           VHF                          1.5%
                                         WFTC (2)                29           UHF
Tampa, FL                   14           WTVT                    13           VHF                          1.5%
Phoenix, AZ                 16           KSAZ                    10           VHF                          1.5%
                                         KUTP (2)                45           UHF
Cleveland, OH               17           WJW                      8           VHF                          1.4%
Denver, CO (4)              18           KDVR                    31           UHF                          1.3%
Orlando, FL                 20           WOFL                    35           UHF                          1.1%
                                         WRBW (2)                65           UHF
St. Louis, MO               22           KTVI                     2           VHF                          1.1%
Baltimore, MD               24           WUTB (2)                24           VHF                          1.0%
Kansas City, MO             31           WDAF                     4           VHF                          0.8%
Milwaukee, WI               33           WITI                     6           VHF                          0.8%
Salt Lake City, UT          35           KSTU                    13           VHF                          0.7%
Birmingham, AL              39           WBRC                     6           VHF                          0.6%
Memphis, TN                 41           WHBQ                    13           VHF                          0.6%
Greensboro, NC              44           WGHP                     8           VHF                          0.6%
Austin, TX(5)               54           KTBC                     7           VHF                          0.5%
Gainesville                 164          WOGX                    51           UHF                          0.1%

Total:                                                                                                    44.7%

Source: Nielsen Media Research, January 2002

        (1) VHF stations transmit on Channels 2 through 13 and UHF stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF stations. To address this disparity, the FCC ownership rule applies a UHF discount (the "UHF Discount") which attributes only 50% of the television households in a local television market to the audience reach of a UHF station for purposes of calculating whether that station's owner complies with the 35% national audience reach cap imposed by FCC regulations. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. See "- Regulation - Television Stations and Television Broadcast Network."
        (2) UPN affiliate.
        (3) Independent station and secondary FOX affiliate, carrying Fox children's programming.
        (4) The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.
        (5) The Company also owns and operates K13VC, Channel 13, Austin, TX, a LPTV (low power television) station. K13VC is an independent station and secondary FOX affiliate, carrying Fox children's programming.

         In July 2001, News Corporation completed its acquisitions of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (together, "Chris-Craft") for approximately $2 billion in cash and approximately $3 billion of News Corporation American Depositary Receipts ("ADRs") representing preferred limited voting ordinary shares. As part of this acquisition, News Corporation transferred all of the assets and liabilities of Chris-Craft, except for cash and certain non-television related assets and liabilities, to the Company in exchange for 122,244,272 shares of its Class A common stock. Simultaneously with the receipt of these assets and liabilities, the Company transferred title to the Federal Communications Commission ("FCC") licenses of the 10 newly acquired television stations to Fox Television Stations.

         In October 2001, Fox Television Stations exchanged two television stations, KTVX (ABC) in Salt Lake City and KMOL (NBC) in San Antonio, with Clear Channel Communications Inc. for television station WFTC (FOX) in Minneapolis. In addition, in November 2001, Fox Television Stations exchanged television station KBHK (UPN) in San Francisco with Viacom Inc. for WDCA (UPN) in Washington, D.C. and KTXH (UPN) in Houston. On June 17, 2002, Fox Television Stations exchanged KPTV (UPN) in Portland for Meredith Corporation's WOFL (FOX) in Orlando and WOGX
(FOX) in the Gainesville DMA. Also, on August 21, 2002, Fox Television Stations acquired WPWR (UPN), in the Chicago DMA, from Newsweb Corporation for $425 million in cash.


         Regulatory approval of the Chris-Craft acquisition required the Company to divest sufficient stations to come into compliance with the FCC's national station ownership cap. To comply with this requirement, Fox Television Stations is required to file with the FCC the license assignment applications necessary to come into compliance with the cap prior to August 7, 2003, unless there is further judicial review, or the FCC modifies the national station ownership cap. For more detail regarding the FCC's national ownership cap, see "- Regulation - Television Stations and Television Broadcast Network." Each of the Clear Channel, Viacom and Meredith transactions reduced the national audience reach of Fox Television Stations and, therefore, assisted the Company in complying with the FCC's national station ownership cap.

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

Television Broadcast Network

          FOX has 188 affiliated stations, including 25 full power television stations that are owned by subsidiaries of the Company, which reach, along with Fox Net, a Company-owned cable service which reaches areas not served by an over-the-air Fox affiliate, approximately 98% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime time programming, one hour of late-night programming on Saturday and one hour of Sunday morning news programming. FOX's prime time programming features such series as The Simpsons, King of the Hill, That 70's Show, Malcolm in the Middle, Boston Public, 24, Bernie Mac, Grounded for Life and various movies and specials. In addition, a significant component of FOX's programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League ("NFL") and Major League Baseball ("MLB") and live coverage of the premiere racing series (the Winston Cup and the Busch series) of the National Association of Stock Car Auto Racing ("NASCAR").
In January 2002, FOX entered into an agreement allowing 4Kids Entertainment, a children's entertainment company, to program a four hour block of children's programming on Saturday mornings, starting in the 2002-2003 broadcast season and continuing for four years, with an option of 4Kids to extend for an additional two years. This replaces the children's programming which had been provided by Fox Family Worldwide, Inc., a former affiliate of the Company.

         FOX derives its revenues from sales in the national advertising marketplace of commercial advertising time. FOX's programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2001-2002 broadcast season, FOX ranked second in prime time programming based on viewership of adults aged 18-49 (NBC had a 5.3 rating and 14 share, FOX had a 4.0 rating and a 11 share, CBS had a 3.9 rating and a 10 share and ABC had a 3.6 rating and 10 share). The median age of the FOX viewer is 35 years, as compared to 45 years for NBC, 45 years for ABC and 51 years for CBS.

         The Company obtains programming for FOX from major television studios and independent television production companies pursuant to license agreements. The terms of such agreements generally provide the Company with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies and licenses made-for-television films from a number of sources. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. The Company's current licenses with the NFL, MLB, and NASCAR extend until the 2005/2006 NFL season, the 2006 MLB season, and the 2008 NASCAR season, respectively, assuming no early terminations.

         FOX provides programming to its television station affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station (the "Fox Affiliates"). Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements generally require FOX's full-time television station affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in affiliation agreements. In 1999, FOX entered into an arrangement with most of its television station affiliates relating to the amount of commercial advertising time in FOX programming that FOX provides to each affiliate for the affiliate to sell to advertisers ("local commercial advertising time"). This arrangement expired in June 2002. New agreements, under which affiliates will continue to pay FOX for additional local commercial advertising time, are currently being re-negotiated, with agreements with most of the affiliates already completed.

Cable Network Programming

         The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment and movies. The Fox Cable Networks Group includes all of the Company's cable network programming businesses other than the Fox News Channel.

         Fox News Channel ("Fox News")

         Fox News is a 24-hour all news cable channel which is currently available to approximately 80 million U.S. cable and DBS households.

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

         Sports programming operations. Fox Sports Net, Inc. ("FSN") is the largest regional sports network ("RSN") programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN's sports programming business consists primarily of ownership interests in 21 RSNs (the "Fox Sports RSNs") and National Sports Partners, a 50/50 partnership between FSN and Rainbow Media Sports Holdings, Inc. ("Rainbow"), an indirect subsidiary of Cablevision Systems Corporation ("Cablevision"), which operates Fox Sports Net, a national sports programming service. Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming featuring original and licensed sports-related programming and live and replay sporting events.

         FSN owns an equity interest in, or through Fox Sports Net is affiliated with, 24 RSNs. These RSNs reach approximately 73 million households and, together with FSN, have rights to telecast live games of 70 professional sports teams in the MLB, National Basketball Association ("NBA") and National Hockey League ("NHL") (out of a total of 80 such teams in the United States) and numerous collegiate conferences and sports teams. FSN's strategy is to utilize its RSNs and Fox Sports Net to build a national cable sports network under the Fox brand name.

         FSN owns a 40% interest in Regional Programming Partners ("RPP"), a partnership with Rainbow which owns various interests in RSNs (including two in which FSN owns 50% interests), the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex, and Radio City Music Hall. For a discussion of purchase and sale rights related to the investment in RPP, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies - Regional Programming Partners."

         In January 2002, the Company acquired an approximate 23.3% interest in the Sunshine Network ("Sunshine") for approximately $23.3 million, increasing the Company's ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company's ownership interest in Sunshine to approximately 83.7%.

         FX Network. Launched in June 1994, FX Networks LLC ("FX") currently reaches approximately 77.8 million U.S. cable and DBS households. FX is a general entertainment network that combines original programming with acquired television series and feature films. In addition, FX carries sports programming with live coverage of certain NASCAR events. FX's line-up for the Fall 2002 season includes the following syndicated hits from TCFTV: Ally McBeal, The Practice, and Buffy the Vampire Slayer; and original programming, including the Emmy nominated drama, The Shield, a new half-hour comedy, Lucky, Son of the Beach, and The Toughman World Championship series.

         Fox Cable Network Ventures

         In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired an additional 53.44% of Speedvision Network LLC, relaunched as "Speed Channel" in January 2002, for approximately $401 million, increasing the Company's ownership in Speed Channel to approximately 85.46%. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million. The Speed Channel focuses exclusively on the world of racing, including cars, motorcycles, airplanes and boats. The Speed Channel currently reaches approximately 52.5 million U.S. cable and DBS households.

         In July 2001, as a result of the exercise of rights by existing shareholders, the Company acquired 50.23% of Outdoor Life Network LLC for approximately $309 million. The acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company's entire ownership interest in Outdoor Life for approximately $512 million in cash.

         Fox Cable Network Ventures owns a 40% interest in an entity that owns and operates the Staples Center, a sports and entertainment complex in downtown Los Angeles, California. The Staples Center is the home of the Los Angeles Kings NHL franchise and the Los Angeles Lakers and the Los Angeles Clippers NBA franchises.

         Fox Sports International

         On July 15, 2001, Liberty Media Corporation ("Liberty") exercised its right, under a pre-existing option, to cause its subsidiary to sell its 50% interest in International Sports Programming Partners ("Fox Sports International") to News Corporation in exchange for 3,673,183 ADRs of News Corporation. Under the terms of this transaction, in December 2001 News Corporation transferred the acquired interest in Fox Sports International to the Company for 3,632,269 shares of Class A common stock.

         Fox Sports International holds an interest in Fox Sports World, a U.S. programming service in the English language devoted to international sports such as soccer, rugby and cricket, which service is available to 14.9 million cable and DBS subscribers, and Fox Sports World-Middle East, an English-language sports network which airs in the Middle East.

         On February 5, 2002, the Company entered into a joint venture with Liberty and Hicks, Muse, Tate & Furst Incorporated ("HMTF") primarily for the purpose of developing and operating Spanish-language television services in the United States, Canada, Spain and Latin America that are comprised predominantly of sports programming. In exchange for an approximately 38% interest in a new entity called Fox Pan American Sports LLC ("FPAS"), the Company contributed its existing Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish language sports network distributed to subscribers in certain Central and South American nations outside of Brazil) and Fox Sports World Espanol (a Spanish-language sports network serving 4.6 million subscribers in the U.S.), and a cash investment. The Company also entered into agreements with FPAS to provide certain support services including advertising and affiliate sales, corporate, personnel and production and technical services, primarily in the United States.

         Fox Family Worldwide

         During fiscal 2001, Fox Family Worldwide, Inc. ("FFW"), a family and children's entertainment company, was owned 49.5% by FEG and 49.5% by Haim Saban and certain limited partnerships controlled by Mr. Saban. In October 2001, the Company, Haim Saban and the other stockholders of FFW sold FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company's interest in FFW.

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

         In January 2001, the Company and NGT launched the National Geographic Channel in the United States. The National Geographic Channel currently reaches approximately 33.2 million U.S. cable and DBS households. The Company holds a non-controlling 66.67% interest in NGC Network US, LLC, the producer of the U.S. channel, with NGT holding the remainder. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture.

         Fox Movie Channel

         Launched in November 1994 and currently reaching approximately 16.1 million U.S. cable and DBS households, Fox Movie Channel ("FMC"), which is wholly-owned by the Company, is Hollywood's first and only studio-based movie network. FMC showcases commercial-free contemporary hits and classics from the Fox Library.

         Los Angeles Dodgers

         The Company owns substantially all of the Los Angeles Dodgers MLB franchise (the "Dodgers") and Dodger Stadium. The Company acquired its interest in the Los Angeles Dodgers, Inc. in April 1998. The Dodgers are currently in their 112th year in the National League and in each of the last five seasons have achieved attendance of over three million fans at Dodger Stadium.

         Canal Fox

         The Company, through its subsidiary Fox Latin American Channel, Inc., operates Canal Fox, a general entertainment cable and satellite service for Latin America covering Mexico, Central and South America. Canal Fox broadcasts in the Portuguese language in Brazil and in the Spanish language in the rest of the territory. The channel's programming line-up consists of movies, series and music specials.

         LAPTV

         Fox LAPTV, L.L.C., a subsidiary of the Company, owns a 20.2% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and
West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Spanish subtitles.

         Telecine

         The Company, through its subsidiary Fox Latin America, Inc., owns a 12.5% equity interest in Telecine, LLC, which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Happy and Telecine Classic) in Brazil. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Portuguese subtitles.

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

Television Stations and Television Broadcast Network

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

         Sports Programming

         A number of basic and pay television programming services (such as ESPN) as well as free over-the-air stations and broadcast networks provide programming that targets the Fox Sports RSNs' audience. Fox Sports Net is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Net's primary competitor is ESPN, and to a lesser extent, ESPN2. In regional markets, the Company's RSNs compete with other regional sports networks, including those operated by team owners and other sports programming providers and distributors.

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

         Fox News Channel

         Fox News Channel's primary competition comes from cable networks CNN, MSNBC, CNBC and Headline News. Fox News also competes for viewers and advertisers within a broad spectrum of television networks, including other cable networks and over-the-air broadcast television.

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

Television Stations and Television Broadcast Network

        In general, the television broadcast industry in the U.S. is highly regulated by Federal laws and regulations issued and administered by various Federal agencies, including the FCC. The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the

        FCC may grant the license renewal application with or without conditions, including renewal for a term shorter than the maximum otherwise permitted, or hold an evidentiary hearing.

        In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television ("DTV") service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 35 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. Thirty-three of the Fox Television Stations have launched digital facilities. The FCC granted the remaining 2 Fox Television Stations an extension until May 1, 2003 to complete and launch their digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of "high definition" digital programming or to "multicast" several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company's broadcast business with respect to other broadcasters and video program providers.

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

         In 1999 the FCC relaxed the rules that govern the ownership of two television stations, or a television station and a radio station, located in the same market (the "Local Restriction") to (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; (ii) permit common ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain after the stations which had been independently owned become commonly owned (which is referred to by the FCC as a "merger"), and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. The FCC also relaxed the Local Restriction to permit some degree of same-market radio and television joint ownership. These changes in the FCC ownership restrictions permitted Fox Television Stations to acquire second television stations in nine markets, including in New York, Los Angeles and Chicago.

        FCC rules permit a party to have an attributable ownership interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after application of the UHF Discount, 35% of U.S. television households (the "National Restriction"). Pursuant to Congressional directive, the FCC conducted a formal review of all its broadcast ownership rules and on June 20, 2000, released a decision in which it refused to modify the National Restriction and retained the UHF Discount. Fox Television Stations successfully appealed the FCC's decision to retain the National Restriction and the Court remanded the rule to the FCC for further review. The FCC has announced it will reevaluate the National Restriction, as well as the Local Restriction, the dual network rule and the newspaper/broadcast cross-ownership rule, as part of an omnibus FCC review of all its media ownership restrictions that is scheduled to commence in September 2002. It is not possible to predict the timing or outcome of the omnibus proceeding or effect of other changes in FCC rules or policies pursuant to the 1996 Telecom Act or pending FCC proceedings.

        On July 21, 2000, the FCC adopted a rule requiring broadcasters and multichannel video programming distributors ("MVPDs") to supply "video descriptions" of their programming. The rule became effective on April 1, 2002. Video descriptions, which are transmitted on a separate audio channel and are accessible through a decoding device attached to TV sets, are narrative descriptions of a program's visual aspects and are intended for the visually impaired. The FCC's rules require stations located in the top 25 DMAs and affiliated with one of the major television networks, including Fox, to provide video descriptions for at least 50 hours of prime time and/or children's programming per calendar quarter. The rules also require MVPDs with 50,000 or more subscribers to provide 50 hours per calendar quarter of prime time and/or children's programming with video descriptions on each of the top five national non-broadcast networks they carry. Every two years beginning in 2000, FCC regulations also require increased amounts of closed captioning.

        FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station's market ("must carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). The FCC has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television signals on cable systems, including carriage during the period of transition from analog to digital transmission. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") requires satellite carriers, by January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the statutory copyright license provided by SHVIA. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or to negotiate carriage terms with satellite operators.

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

Cable Network Programming

         FCC regulations adopted pursuant to the 1992 Cable Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty's ownership interest in News Corporation, cable networks operated by the Fox Cable Networks Group and Fox News Channel are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in RPP. The FCC's program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as multi-channel multi-point distribution services ("MMDS"), satellite master antenna televisions ("SMATV"), DBS and direct-to-home operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which a Cablevision cable system with 75 channels or less will not be able to carry an RPP channel or will have to remove another affiliated channel.

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

Internet

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

ITEM 2.  PROPERTIES

         The Company maintains executive offices and certain of its operations in each of its business segments, at 1211 Avenue of the Americas, New York, New York. These offices cover approximately 284,000 square feet and are provided by News Corporation, which maintains executive offices at such location.

          The Company owns the Fox Studios Lot at 10201 West Pico Boulevard, Los Angeles, California, which consists of approximately 54 acres containing 15 sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery equipment facilities and three restaurants. The Company also leases approximately 320,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot. Each of the Company's business segments, other than the Television Stations segment, utilizes space at the Fox Studios Lot and Fox Plaza. The Company owns a studio facility in Rosarito, Mexico, which consists of approximately 37 acres containing office space, production facilities and the largest fresh and saltwater tanks used in motion picture production in the world. Fox Studios Australia has a lease expiring in 2036, with an option to renew for 10 years, over a 35 acre film and television production facility with industry related commercial office space in Sydney, Australia. Adjacent to that facility is a cinema and retail complex of approximately 25 acres which is leased by a 50/50 joint venture between the Company and Lend Lease Corporation for the same term.

         The Company owns Dodger Stadium, which is situated on approximately 275 acres in Los Angeles. The Company is a party to a sale-leaseback arrangement with civic authorities for Dodgertown, the Dodgers' 64 acre spring training facility, and has entered into agreements to sell most of the adjacent 400 acre property in Vero Beach, Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                 Directors and Executive Officers of the Company

         Set forth below is certain information concerning the directors and executive officers of the Company as of September 18, 2002, which information is hereby included in Part I of this report.

The Directors and Executive Officers of the Company are as follows:

         Name         Age                         Position
         ----         ---                         --------
K. Rupert Murdoch     71       Director, Chairman and Chief Executive Officer
Peter Chernin         51       Director, President, Chief Operating Officer
David F.  DeVoe       55       Director, Senior Executive Vice President,
                               Chief Financial Officer

Lachlan K. Murdoch    30       Director
Arthur M. Siskind     63       Director, Senior Executive Vice President,
                               General Counsel
Christos M. Cotsakos  54       Director
Thomas W. Jones       53       Director

         All of the Executive Officers of the Company are also executive officers of News Corporation. As executive officers of News Corporation, the Executive Officers of the Company continue to render services to News Corporation.

     There is no family relationship between any Director or Executive Officer of the Company and any other Director or Executive Officer of the Company except that Lachlan K. Murdoch is a son of K. Rupert Murdoch.

         The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

         Name          Age                        Position
         ----          ---                        --------
Roger Ailes            62     Chairman and Chief Executive Officer of Fox
                              News Channel
James N. Gianopulos    50     Chairman of Fox Filmed Entertainment
Sandy Grushow          42     Chairman of the Fox Television Entertainment Group
David Hill             56     Chairman and Chief Executive Officer of Fox
                              Sports Television Group

Thomas E. Rothman      47     Chairman of Fox Filmed Entertainment
Mitchell Stern         48     Chairman and Chief Executive Officer of Fox
                              Television Stations

Anthony J. Vinciquerra 48     President and Chief Executive Officer of the Fox
                              Networks Group

Backgrounds of Directors, Executive Officers and Senior Executives

     K. Rupert Murdoch has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation's principal subsidiary in Australia, since 1953, a Director of News International plc, News Corporation's principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated, News Corporation's principal subsidiary in the United States ("NAI"), since 1973. Mr. Murdoch has served as a Director of STAR since 1993 and as Chairman from 1993 to 1998, as a Director of British Sky Broadcasting Group plc ("BSkyB") since 1990 and Chairman since June 1999. Mr. Murdoch is also a member of the board of directors of Gemstar-TV Guide International, Inc. ("Gemstar") and China Netcom Corporation (Hong Kong) Limited.

         Peter Chernin has been a Director and President and Chief Operating Officer of the Company since 1998. Mr. Chernin has been a Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of FOX from 1989 until 1992. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 until July 2000 and has served as a director of Gemstar since April 2002. Mr. Chernin has served on the Advisory Board of PUMA AG since 1999, and as a Director of E*TRADE Group, Inc. since 1999.

         David F. DeVoe has been a Director of the Company since 1991 and Senior Executive Vice President and Chief Financial Officer of the Company since 1998. Mr. DeVoe has been a Director, Chief Financial Officer and Finance Director of News Corporation since 1990 and Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe was an Executive Vice President of News Corporation from 1990 until 1996. Mr. DeVoe has been a Director of NAI since 1991 and a Senior Executive Vice President since January 1998. Mr. DeVoe served as Executive Vice President of NAI from 1991 to 1998. Mr. DeVoe has been a Director of Gemstar since 2001, NDS Group plc since 1996, STAR since 1993 and BSkyB since 1994.

         Lachlan K. Murdoch has been a Director of the Company since February 2002. Mr. Murdoch has been an Executive Director of News Corporation since 1996 and Deputy Chief Operating Officer since 2000. Mr. Murdoch served as a Senior Executive Vice President of News Corporation from 1999 until 2000. Mr. Murdoch has been a Director of News Limited since 1995, Chairman since 1997 and served as Chief Executive from 1997 to 2000, Managing Director from 1996 until 1997 and Deputy Chief Executive from 1995 to 1996. Mr. Murdoch has served as Chairman of Queensland Press Limited since 1996 and a Director since 1994. Mr. Murdoch has been Deputy Chairman of STAR since 1995. Mr. Murdoch has been a Director of NDS Group since February 2002, a Director of Gemstar since 2001, a Director of Beijing PDN Xiren Information Technology Co. Ltd. since 1996 and a Director of FOXTEL Management since 1998.

         Arthur M. Siskind has been a Director and Senior Executive Vice President and General Counsel of the Company since 1998. Mr. Siskind has been a Director and Group General Counsel of News Corporation since 1991 and a Senior Executive Vice President of News Corporation since 1996. Mr. Siskind served as Executive Vice President of News Corporation from 1991 until 1996. Mr. Siskind has been a Director of NAI since 1991 and a Senior Executive Vice President since 1998. Mr. Siskind served as an Executive Vice President of NAI from 1991 to 1998. Mr. Siskind has been a Director of NDS Group plc since 1996, STAR since 1993 and BSkyB since 1992. Mr. Siskind has been a member of the Bar of the State of New York since 1962.

         Christos M. Cotsakos has been a Director of the Company since 1999. Dr. Cotsakos has been President, Chief Executive Officer and a Director of E*TRADE Group, Inc. since 1996 and Chairman if its Board of Directors since 1998. Prior to joining E*TRADE Group, Inc., he served as President,

Co-Chief Executive Officer, Chief Operating Officer and a
Director of A.C Nielsen, Inc. from 1995 to 1996, as President and Chief Executive Officer of Nielsen International from 1993 to 1995, and as President and Chief Operating Officer of Nielsen Europe, Middle East and Africa from 1992 to 1993.

         Thomas W. Jones has served as a Director of the Company since 2001. Mr. Jones has been the Chairman and Chief Executive Officer of Citigroup Global Investment Management since 1999. He is also Chairman and Chief Executive Officer of Citigroup Asset Management. Mr. Jones served as Executive Vice President of Finance and Planning, and Chief Financial Officer for TIAA-CREF between 1989 and1993, President and Chief Operating Officer from 1993 to 1997 and Vice Chairman and Director from 1995 to 1997, when he joined Travelers Group as Vice Chairman and Director. He is also a Director of Federal Home Loan Mortgage Corporation, Philip Morris Companies Inc. and a Trustee of Cornell University.

         Roger Ailes has served as Chairman and Chief Executive Officer of Fox News Channel since 1996. Prior to joining Fox News in 1996, Mr. Ailes was President of CNBC since 1993 and also served as President of America's Talking, an information talk channel that later became MSNBC.

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

         Sandy Grushow has served as Chairman of the Fox Television Entertainment Group, overseeing both the FOX broadcast network and Twentieth Century Fox Television since 1999. Mr. Grushow served as President of Twentieth Century Fox Television from 1997 until 1999. From 1995 to 1997, Mr. Grushow was President of TELE-TV, an interactive television and broadband programming service. Prior to joining TELE-TV, Mr. Grushow was President of the Fox Television Network Entertainment Group from 1992 until 1994.

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

         Anthony J. Vinciquerra has served as President and Chief Executive Officer of the Fox Networks Group since June 2002. Mr. Vinciquerra joined the Company in December 2001 as

         President of the FOX Television Network. Prior to joining the Company, Mr. Vinciquerra served as Executive Vice President and Chief Operating Officer of Hearst-Argyle Television since 1999. Mr. Vinciquerra joined Hearst Corporation's broadcasting group as Group Executive in 1997 and became Executive Vice President of Hearst-Argyle later that year.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol "FOX". As of August 23, 2002, there were approximately 877 holders of record of the Company's Class A Common Stock.

         The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company's Class A Common Stock.

  Fiscal 2001                                High                 Low
  -----------                                ----                 ---
   First Quarter                             $ 34.00            $ 25.88
   Second Quarter                            $ 25.25            $ 15.81
   Third Quarter                             $ 24.15            $ 17.88
   Fourth Quarter                            $ 29.28            $ 19.20

   Fiscal 2002                               High               Low
   -----------                               ----               ---
   First Quarter                             $ 27.95            $ 18.00
   Second Quarter                            $ 27.25            $ 18.73
   Third Quarter                             $ 26.70            $ 20.10
   Fourth Quarter                            $ 26.97            $ 20.27

   Fiscal 2003                               High               Low
   -----------                               ----               ---
   First Quarter (through August 23, 2002)   $ 23.05            $ 17.10

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

                                                                              FOR THE YEAR ENDED JUNE 30,
                                                            ------------------------------------------------------------
                                                                2002 (2)    2001 (3)    2000 (4)     1999 (5)   1998 (5)
                                                            ----------- ----------- ----------- ----------- ------------
STATEMENT OF OPERATIONS DATA:                                            (in millions, except per share data)

  Revenues /1/                                              $  9,725    $  8,414    $  8,517    $   8,013   $  6,990

  Operating (loss) income                                       (103)        652         656          716        663
  Income before cumulative effect of accounting
   change                                                        607         206         145          205        176

  Net income (loss)                                              581        (288)        145          205        176

  Basic and diluted earnings per share before
   cumulative effect of accounting change                   $   0.72    $   0.28    $   0.20    $    0.33   $   0.32
  Basic and diluted earnings (loss) per share               $   0.69    $  (0.40)   $   0.20    $    0.33   $   0.32



                                                                                     AS OF JUNE 30
                                                            ------------------------------------------------------------
                                                                2002        2001        2000         1999       1998
                                                            ----------- ----------- ----------- ----------- ------------
BALANCE SHEET DATA:                                                                  (in millions)
  Cash and cash equivalents                                 $     56    $     66    $    114    $     121   $    101
  Total assets                                                22,876      17,856      17,930       13,163     12,630
  Due to affiliates of News Corporation                        1,413       2,866       2,739        1,389      3,702
  Borrowings                                                     942       1,032         974           53        375
  Shareholders' equity                                        12,095       7,968       8,246        6,668      3,941



   FOOTNOTES:

(1) In January 2002, the Company adopted Emerging Issues Task Force No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's revenues. The effect of the reclassification on the Company's revenues is as follows:

                                                                           For the year ended June 30,
                                                       -----------------------------------------------------------
                                                         2002        2001        2000         1999       1998
                                                      ----------- ----------- ----------- ----------- -----------
                                                                        (in millions)
     Gross Revenues                                   $  9,841    $  8,504    $  8,589    $  8,057    $  7,023
     Amortization of cable distribution
      investments                                         (116)        (90)        (72)        (44)        (33)
                                                      ----------- ----------- ----------- ----------- -----------
     Revenues                                         $  9,725    $  8,414    $  8,517    $  8,013    $  6,990
                                                      =========== =========== =========== =========== ===========

(2) Fiscal 2002 includes the operating results of Chris-Craft Industries, Inc., which was acquired in July 2001, and the $909 million write-down on the Company's national sports contracts. Also included in Fiscal 2002 Net income (loss) and Basic and diluted earnings (loss) per share is the pre-tax gain of $1.4 billion on the sale of the Company's interest in Fox Family Worldwide, Inc. ("FFW") and the Company's $26 million share of FFW's after-tax cumulative effect of accounting change relating to the adoption of Statement of Position No. ("SOP") 00-2.

(3) Fiscal 2001 Net income (loss) and Basic and diluted earnings (loss) per share include the impact of the after-tax charge of $494 million for the cumulative effect of accounting change relating to the Company's adoption of SOP 00-2.

(4) Fiscal 2000 includes the operating results of Fox Sports Networks, LLC, which was fully acquired in July 1999.


(5) The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect the Reorganization (as defined in Note 1 of the Notes to the Consolidated Financial Statements). For reporting purposes, the financial statements for all periods are collectively referred to as Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Fox Entertainment Group, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

The Company manages and reports its businesses in four segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consist of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership.

In the first quarter of fiscal 2002, management redefined its Filmed Entertainment segment to reflect a change in how the business is analyzed and evaluated. The redefined segment includes all activities previously included in the Filmed Entertainment segment along with the activity of the former Other Television Businesses segment, primarily comprised of divisions, which produce and distribute television programming and also distribute feature motion pictures. Prior year segments have been reclassified to conform to the current year presentation.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company's theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series on off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

Television Stations and Television Broadcast Network. The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company ("FOX") and to national "spot" and local advertisers by the Company's group of 34 owned and operated full power television broadcast stations ("O&Os"), as of June 30, 2002, in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly affiliate fees based on the number of subscribers, net of the amortization of cable distribution investments, as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions.

Adverse changes in general market conditions for advertising may affect revenues.

In November 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No. ("EITF") 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that customer incentives which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's revenues. The effect of the reclassification on the Company's revenues is as follows:

                                                            For the year ended June 30,
                                                      ------------------------------------
                                                          2002         2001        2000
                                                      ------------  ----------  ----------
                                                                  (in millions)
Gross Revenues                                          $   9,841   $   8,504   $   8,589
Amortization of cable distribution investments               (116)        (90)        (72)
                                                      ------------  ----------  ----------
Revenues                                                $   9,725   $   8,414   $   8,517
                                                      ============  ==========  ==========

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

Other Operating Charge. The Company has several multi-year sports rights agreements, including a contract with the National Football League ("NFL") through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing ("NASCAR") through fiscal year 2013 and a contract with Major League Baseball ("MLB") through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company's estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 is $0.67 loss per share.

The costs of these sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Considering the provision of $909 million for estimated losses and absent a difference between the actual future revenues and costs as compared to the estimated future revenues and costs, no operating profit or loss will be recognized by the Company over the estimated remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company's best estimates at June 30, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of June 30, 2002, there have been no significant changes in the Company's estimates from those employed as of December 31, 2001.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of commitments and contingencies. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

Filmed entertainment and television programming costs. Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"), which requires management's judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs associated with revenues earned and any fair value adjustments.

Filmed Entertainment and television programming costs are amortized in the statement of operations in the direct proportion that revenues currently recognized bears to management's estimate of total revenues to be received throughout the life of each motion picture or television program. Estimates of revenues are reviewed and reassessed periodically on a title-by-title basis.

The Television Broadcast segment amortizes the costs of multi-year sports contracts based on the ratio of each period's operating profit earned on the contract to the estimated total operating profit expected to be earned over the life of the contract from all segments. Estimates of total operating profit to be earned over the life of the contract are reviewed periodically and amortization is adjusted as necessary. Management's estimates of total operating profit over the life of the contract are primarily dependent upon their projections of the revenue to be derived from selling advertising spots in the games and other directly attributed revenue sources as well as direct selling costs and the direct costs associated with broadcasting the games or events. At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses.

Sales Returns. At the time of sale, the Company records as a reduction of revenue, the estimated impact of returns, rebates and other incentives. In determining the estimate of home entertainment product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Accounts Receivable. The Company continuously monitors its customers' payment profile and maintains a provision for estimated losses based on its historical experience and any specific customer issues that have been identified.

Intangible Assets. The Company has a significant amount of intangible assets, including goodwill, FCC licenses, sports franchises, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair market value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity as compared to estimated amounts assigned to their tangible and identifiable intangible net assets. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired as well as their useful lives can significantly impact net income.

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

The Company assesses potential impairment of long-lived assets and identifiable intangibles under the guidance of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS No. 142, "Goodwill and other Intangible Assets", in the first quarter of fiscal year 2003 and does not expect a transitional impairment that will be material to its consolidated statement of operations.

Income Taxes. The Company has not recorded a valuation allowance to reduce the amount of our deferred tax assets, as the Company believes that it is more likely than not that such assets will be realized. In making this estimate, management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event that management determines that it would not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance would be recorded against the deferred tax asset with a corresponding charge to income recognized in the period such determination was made.

Employee Costs. Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with accounting principles generally accepted in the United States, differences between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in
                                       30
actual experience or changes in assumptions may affect the Company's pension and other postretirement obligations and future expense.

Industry Accounting Practices

Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from home video and DVD distribution, net of a reserve for estimated returns, together with related costs, are recognized in the period in which the product is made widely available for sale by retailers. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast. Television advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments. Revenues from professional team ownership are recognized on a game-by-game basis.

Operating Expenses. In accordance with generally accepted accounting principles ("GAAP"), the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be earned over a six year period or operating profits to be realized from all media and markets for such title. The costs of multi-year national sports contracts for the Television Broadcast Network segment are charged to expense based on the ratio of each period's operating profit to estimated total operating profit of the contract. The costs of sports contracts for the Cable Network Programming segment and program rights for entertainment programs for the Television Stations segment are amortized primarily on a straight-line basis, generally based on the usage of the program or term of the license. Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title and contract basis, which may result in a change in the rate of amortization and/or a writedown of the film or television asset to fair value.

At the beginning of fiscal 2001, the Company adopted SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 establishes new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the elimination of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

Use of Operating Income Before Depreciation and Amortization

Management believes that an appropriate measure for evaluating the operating performance of the Company's business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors' data. Operating Income Before Depreciation and Amortization eliminates the uneven effect across business segments of considerable amounts of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting. Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the depreciation of property, plant and equipment, as well as amortization of acquired intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income (loss), net income
(loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company's financial performance.

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

Results of Operations - Fiscal 2002 versus Fiscal 2001

The following table sets forth the Company's operating results, by segment, for fiscal 2002 as compared to fiscal 2001.

                                                                       For the year ended June 30,
                                                            ----------------------------------------------
                                                               2002        2001      Change     % Change
                                                            ---------   ---------   ---------   ----------
Revenues /(1)/:                                                              (in millions)
  Filmed Entertainment                                      $  4,048    $  3,676    $    372          10%
  Television Stations                                          1,875       1,550         325          21%
  Television Broadcast Network                                 2,048       1,823         225          12%
  Cable Network Programming                                    1,754       1,365         389          28%
                                                            ---------   ---------   ---------   ---------
 Total revenues                                             $  9,725    $  8,414    $  1,311          16%
                                                            =========   =========   =========   =========
Operating (loss) income:
  Filmed Entertainment                                      $    485    $    277    $    208          75%
  Television Stations                                            598         499          99          20%
  Television Broadcast Network                                  (283)        (65)       (218)      (335)%
  Cable Network Programming                                        6         (59)         65         110%
  Other operating charge                                        (909)          -        (909)          -
                                                            ---------   ---------   ---------   ---------
 Total operating (loss) income                                  (103)        652        (755)      (116)%
                                                            ---------   ---------   ---------   ---------
Interest expense, net                                           (241)       (345)        104          30%
Equity losses of affiliates                                     (144)        (92)        (52)       (57)%
Minority interest in subsidiaries                                (37)        (14)        (23)      (164)%
Other, net                                                     1,540         190       1,350         711%
                                                            ---------   ---------   ---------   ---------
Income before provision for income taxes and cumulative
  effect of accounting change                                  1,015         391         624         160%
Provision for income tax expense on a stand-alone basis         (408)       (185)       (223)      (121)%
                                                            ---------   ---------   ---------   ---------
Income before cumulative effect of accounting change             607         206         401         195%
Cumulative effect of accounting change, net of tax               (26)       (494)        468          95%
                                                            ---------   ---------   ---------   ---------
Net income (loss)                                           $    581    $   (288)   $    869         302%
                                                            =========   =========   =========   =========
Other data:
Operating Income Before Depreciation and Amortization /2)/
  Filmed Entertainment                                      $    544    $    342    $    202          59%
  Television Stations                                            798         683         115          17%
  Television Broadcast Network                                  (263)        (45)       (218)       (484)%
  Cable Network Programming                                      243         149          94          63%
  Other operating charge                                        (909)          -        (909)          -
                                                            ---------   ---------   ---------   ---------
 Total Operating Income Before Depreciation and
  Amortization                                              $    413    $  1,129    $   (716)        (63)%
                                                            =========   =========   =========   =========
Depreciation and amortization:
  Filmed Entertainment                                      $     59    $     65    $     (6)   $     (9)%
  Television Stations                                            200         184          16           9%
  Television Broadcast Network                                    20          20           -           -
  Cable Network Programming                                      121         118           3           3%
                                                            ---------   ---------   ---------   ---------
 Total Depreciation and amortization                        $    400    $    387    $     13           3%
                                                            =========   =========   =========   =========

FOOTNOTE:

     (1) In January 2002, the Company adopted EITF 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's revenues. The effect of the reclassification on the Company's revenues is as follows:

                                               For the year ended June 30,
                                               ----------------------------
                                                 2002                 2001
                                               -------              -------
                                                       (in millions)
Gross Revenues                                  $9,841               $8,504
Amortization of cable distribution
investments                                       (116)                 (90)
                                                ------               ------
Revenues                                        $9,725               $8,414
                                                ======               ======



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

Overview of Company Results. For the year ended June 30, 2002, Revenues increased approximately 16% from $8,414 million to $9,725 million. Increased revenues at the Filmed Entertainment and Cable Network Programming segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 15% from the prior year. Operating expenses increased approximately 15% for the year ended June 30, 2002 due primarily to increased programming rights costs at the Television Broadcast Network primarily due to the telecast of the Super Bowl, the new MLB contract, and license fees for Star Wars Episode I: Phantom Menace. Selling, general and administrative expenses increased approximately 18% due to the $30 million write-off of Adelphia Communications Corporation ("Adelphia") receivables at the Cable Network Programming segment as well as the acquisition of RSN North and the consolidation of Speed Channel and Sunshine at the Cable Network Programming segment. During fiscal year 2002, Depreciation and amortization increased approximately 3% due to the acquisition of the Acquired Stations (as defined below) at the Television Stations segment. For the year ended June 30, 2002, the Company reported an operating loss of $103 million declining from income of $652 million in the prior year. Operating Income Before Depreciation and Amortization decreased to $413 million from $1,129 million for the year ended June 30, 2001. These decreases were primarily due to the Other operating charge of $909 million related to losses on the Company's sports contracts caused by changes in accounting estimates primarily with respect to reductions of projected advertising revenue on national sports rights agreements with the NFL, MLB and NASCAR. Partially offsetting the Other operating charge were improved results at the Filmed Entertainment and Television Stations segments.

Equity losses of affiliates of $144 million increased $52 million from $92 million in the preceding fiscal year. These increased losses relate primarily to a non-cash compensation charge of which the Company's share is $30 million recorded at Fox Family Worldwide, Inc. ("FFW") prior to the sale of the Company's interests in FFW to The Walt Disney Company ("Disney"). In addition, the absence of earnings from The Golf Channel (sold in June 2001) and increased losses at Regional Programming Partners ("RPP") and National Geographic Channel-Domestic, after its launch in January 2001 contributed to increased losses.

For the year ended June 30, 2002, the Company recognized its share of FFW's one-time, non-cash charge for a cumulative effect of accounting change in the amount of $26 million for the change in FFW's film accounting in accordance with SOP 00-2. This is compared to the Company's adoption of SOP 00-2 beginning July 1, 2000. The Company's non-cash charge of $494 million, net of tax benefit of $302 million, was recorded during the year ended June 30, 2001.

Net income for the year ended June 30, 2002 was $581 million ($0.69 per share), an improvement from losses of $288 million ($0.40 loss per share) for the year ended June 30, 2001. This improvement was primarily the result of the Company's gains on the sales of FFW and Outdoor Life, which were partially offset by the charge for the change in accounting estimate on the Company's national sports rights agreements.

Filmed Entertainment. Revenues at the Filmed Entertainment segment increased from $3,676 million for the year ended June 30, 2001 to $4,048 million for the year ended June 30, 2002. This increase is due to the worldwide theatrical, worldwide home entertainment and domestic pay-television performance of Planet of The Apes, domestic theatrical and home entertainment performance of Kiss of the Dragon, the worldwide theatrical performance of Ice Age, the worldwide home entertainment performances of Moulin Rouge and Dr. Dolittle 2 and library titles on DVD. Prior year results included the worldwide theatrical, worldwide home entertainment and domestic pay-television performance of X-Men, the international television sales of Titanic and the worldwide home entertainment performance of library titles. Additionally, at Twentieth Century Fox Television ("TCFTV"), increased syndication revenues for NYPD Blue and King of the Hill, higher license fees for Buffy the Vampire Slayer, Dharma and Greg and The Practice and increased worldwide home entertainment and international free-television revenues for The Simpsons contributed to the increase in revenues. The Filmed Entertainment segment's operating income for the year ended June 30, 2002 increased 75% or $208 million to $485 million from $277 million for the year ended June 30, 2001. Operating Income Before Depreciation and Amortization increased $202 million to $544 million for the year ended June 30, 2002 from $342 million in the prior year. These increases are due to the revenue increases noted above, compared to prior year results which were partially offset by the disappointing results of Monkeybone, Say It Isn't So and Legend of Bagger Vance.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft (as defined below), consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the "Acquired Stations"). This acquisition increased the number of the Company's O&Os to 34 full power stations.

The table below reflects the unaudited pro forma combined results of the Television Stations segment as if the acquisition of the Acquired Stations had taken place as of July 1, 2000.

                                                                For the year ended June 30,
                                                             ----------------------------------
                                                               2002          2001      Change
                                                             ----------  ----------  ----------
                                                                        (in millions)
Revenues                                                        $1,913       $2,018      $(105)
Operating income                                                   618          600         18
Operating Income Before Depreciation and Amortization              821          809         12

On a pro forma basis, for the year ended June 30, 2002, Revenues at the Television Stations segment decreased $105 million to $1,913 million from $2,018 million for the year ended June 30, 2001. This decrease is primarily due to the adverse impact of the September 11th terrorist attacks, which further weakened the advertising markets, partially offset by an estimated 1.4 percentage point gain in market share over the prior year. This market share gain resulted from the positive impact of non-returning political advertising and the 2000 Summer Olympics (broadcast during fiscal 2001), syndicated programming of Seinfeld, the replacement of Fox Kids programming with better rated programming and the telecast of major sporting events including the post-season MLB, especially the seven game MLB World Series, and the Super Bowl. For the year ended June 30, 2002, Operating income at the Television Stations segment increased by $18 million to $618 million from $600 million in the prior year. This increase is due to savings from the use of an in-house advertising sales representative, the non-renewal of local rights to broadcast the New York Yankees games for the 2002 season, and improved performance at the Acquired Stations. For the year ended June 30, 2002, Operating Income Before Depreciation and Amortization for the Television Stations segment increased $12 million to $821 million for fiscal year 2002 compared to $809 million in fiscal year 2001 due to the reasons noted above.

Television Broadcast Network. For the year ended June 30, 2002, the Television Broadcast Network's Revenues increased $225 million to $2,048 million from $1,823 million in the prior year. This 12% increase is due primarily to advertising revenues from the Super Bowl, which was not telecast on FOX in the prior year, $85 million of revenue recognized from the sale of MLB divisional series rights to ABC Family, and increased advertising revenue for MLB due to additional postseason games compared to the prior year. These results were partially offset by lower prime time advertising revenue resulting from a ratings decline in entertainment programming and lower NFL advertising revenue due to a decrease in regular season pricing and ratings. For fiscal year 2002, operating losses for the Television Broadcast Network segment increased $218 million to a loss of $283 million and Operating Income Before Depreciation and Amortization decreased $218 million to a loss of $263 million compared to the preceding year. Increased MLB programming rights associated with more games shown than in the prior year, the Super Bowl, not telecast on FOX in the prior year, license fees for Star Wars Episode I: Phantom Menace and higher prime time license fees for returning series contributed to the increased losses.

Cable Network Programming. On a reported basis, Revenues for the Cable Network Programming segment increased by $389 million from $1,365 million to $1,754 million for the year ended June 30, 2002. Improved ratings and increased subscribers at the Fox News Channel ("Fox News") and the FX Channel ("FX") contributed to this 28% increase in revenues. Operating income improved $65 million from a loss of $59 million for the year ended June 30, 2001 to income of $6 million for the year ended June 30, 2002, primarily due to improved results across all channels and the inclusion of results from the acquisitions, most notably Speed Channel which contributed $17 million of operating income since its acquisition in fiscal 2002. These improvements were partially offset by the $30 million write-off of Adelphia receivables. Operating Income Before Depreciation and Amortization increased $94 million to $243 million from $149 million for the prior year.

Fox Cable Networks Group consists of the results of FX, the majority-owned regional sports networks ("RSNs"), Speed Channel and Fox Sports International. In February 2001, Fox Cable Networks Group acquired RSN North and in January 2002, a controlling interest in Sunshine was acquired. Both RSN North and Sunshine are consolidated in the results of the RSNs. During fiscal year 2002, Fox Cable Networks Group acquired the remaining ownership interest in Speed Channel and has consolidated its results since July 25, 2001. In December 2001, Fox Cable Networks Group acquired the remaining 50% interest in Fox Sports International and has consolidated its results since the date of acquisition.

The table below reflects the unaudited pro forma combined results of the Cable Network Programming segment as if the acquisitions discussed above had taken place as of July 1, 2000.

                                                                 For the year ended June 30,
                                                            -------------------------------------
                                                                2002         2001       Change
                                                            -------------------------------------
                                                                          (in millions)
Revenues                                                     $  1,814    $  1,566     $   248
Operating income (loss)                                            15         (91)        106
Operating Income Before Depreciation and Amortization             253         132         121

On a pro forma basis, for the year ended June 30, 2002, Fox Cable Networks Group's Revenues increased 16% from the prior year. Revenues at FX and the RSNs grew 18% and 9%, respectively. FX affiliate revenues increased 22%, reflecting a 20% increase in average subscribers over the prior year. As of June 30, 2002, FX reached over 78 million households, an increase of 13 million over the prior year. Despite the difficult advertising sales market, FX advertising revenues increased 26% over the prior year, as the result of an increase in average audience and higher ratings, primarily due to the success of The Shield, partially offset by declines in pricing. Affiliate revenues increased 13% at the RSNs primarily from increased average cable rates per subscriber, as well as increases in total subscribers. Advertising revenues for the RSNs were even with the prior year, primarily resulting from the weak advertising market. Revenues at Speed Channel increased 56% from the prior year primarily due to increased average audience and new programming. As of June 30, 2002, Speed Channel reached nearly 52 million households. Fox Cable Networks Group's operating income increased $77 million or 213% for the twelve months ended June 30, 2002. Revenue increases noted above primarily drove Fox Cable Networks Group's operating profit, partially offset by higher average rights fees associated with new professional sports rights agreements and an increase in the number of professional events telecast at the RSNs, and increased programming and marketing costs associated with FX's Fall prime-time lineup and its new original series, The Shield. Operating Income Before Depreciation and Amortization improved approximately 55% from the year ended June 30, 2001 due to the reasons noted above.

For the year ended June 30, 2002, Fox News' Revenues increased 46% from the prior year. A 72% increase in advertising revenue was driven by improved ratings, partially offset by lower national sell-out and pre-emptions. Affiliate revenues increase of 31% was attributable to an 18% increase in subscribers from approximately 68 million subscribers as of June 30, 2001 to 80 million as of June 30, 2002. These increases were partially offset by a 16% increase in amortization of cable distribution investments due to subscriber acquisitions. Operating losses improved 67% for the year ended June 30, 2002 compared to the prior year. This improvement resulted from the revenue increase of 46% noted above, which was only partially offset by higher costs associated with breaking news events and programming expenses. These higher costs were mitigated by cost savings due to the absence of election coverage in the current year. Operating Income Before Depreciation and Amortization improved $47 million from the prior year due to the reasons noted above.

Other operating charge. The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2002, the Company recorded an Other operating charge of $909 million in its consolidated statement of operations. This charge related to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company's estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the

Company would generate a loss over the remaining term of the sports contracts. The charge, by contract is as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

Interest expense, net. Interest expense, net decreased $104 million for fiscal year 2002 from $345 million to $241 million due to a decrease in amounts Due to affiliates of News Corporation, the expiration of the New Millennium film financing agreement in March 2001 and the classification of the expenses related to the New Millennium II film financing as minority interest in subsidiaries and lower amounts outstanding under single picture film financing.

Equity losses of affiliates. Equity losses of affiliates for the year ended June 30, 2002 increased $52 million to $144 million from $92 million in the prior year. The primary reasons for the increase in Equity losses of affiliates are a non-cash compensation charge of which the Company's share is $30 million recorded before the sale of the Company's interests in FFW. In addition, the absence of earnings from The Golf Channel, which was sold in June 2001, and decreased results at RPP and National Geographic Channel - Domestic, after its launch in January 2001, contributed to increased losses.

                                              Ownership            For the year ended June 30,
                                                             ------------------------------------
Affiliate:                                   Percentage          2002         2001      Change
-------------------------------------------  -------------   -----------  -----------  ----------
                                                                           (in millions)
Fox Family Worldwide (a)                        49.5%         $  (51)     $ (37)       $ (14)
Fox Sports International (b)                     50%              (9)       (22)          13
Fox Sports Networks Domestic:
  National Sports Partners                       50%             (25)       (22)          (3)
  Regional Programming Partners                  40%              (9)         2          (11)
  Other                                        Various            18         11            7
National Geographic Channel - Domestic          66.7%            (42)       (22)         (20)
The Golf Channel (c)                             31%               -         14          (14)
Other                                          Various           (26)       (16)         (10)
                                                             -----------  -----------  ----------
  Total equity losses of affiliates                           $ (144)     $ (92)       $ (52)
                                                             ===========  ===========  ==========

(a) The Company sold its interests in FFW in October 2001.
(b) Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
(c) The Company sold its interests in The Golf Channel in June 2001.


The Company's share of National Geographic Channel-Domestic's losses were $42 million for the year ended June 30, 2002, as compared to $22 million in losses in the prior year. As the channel launched in January 2001, the growth in programming and advertising revenues was offset by the increase in the amortization of cable distribution investments in fiscal year 2002. Also contributing to the losses was the increase in production and marketing expenses associated with a full year of operations. As of June 30, 2002, National Geographic Channel - Domestic reached 28 million households as compared to 12 million households as of June 30, 2001.

The Company's share of RPP's losses was $9 million for the year ended June 30, 2002, as compared to income of $2 million for the year ended June 30, 2001. This decrease is primarily due to charges from the Madison Square Garden ("MSG") division associated with the termination of two professional player contracts, the negative impact of losing the telecast rights of the New York Yankees at MSG Network, lower revenues from the Radio City Music Hall Christmas Spectacular as well as lower advertising revenues at its RSNs. These losses were partially offset by the favorable impact of cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP's implementation of SFAS No. 142 effective January 1, 2002.

Minority interest in subsidiaries. Minority interest in subsidiaries increased $23 million to $37 million for the year ended June 30, 2002 due to the establishment of preferred interests in New Millennium II relating to the Company's film financing arrangement, under which outstanding amounts are reflected as Minority interest in subsidiaries in the accompanying consolidated balance sheets.

Other, net. Other, net was $1,540 million for the year ended June 30, 2002 as compared to $190 million in the prior year. The current year's income includes the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life in the amount of $147 million and a loss of $42 million on the early redemption of the Fox Sports Networks, LLC bonds. The prior year reflected the gain on the sale of the Company's interest in The Golf Channel in the amount of $311 million, a loss on the restructuring of the Company's relationship with Healtheon/WebMD Corporation ("WebMD") in the amount of $143 million, a $40 million gain on the sale of Home Team Sports and a $15 million loss on the sale of The Health Network ("THN").

Provision for income taxes on a stand-alone basis. Provision for income tax expense for the year ended June 30, 2002 increased to $408 million from $185 million in the corresponding period of the prior year. The effective tax rate for the period decreased to 40% compared to 47% in the corresponding period of the preceding year. The decrease in the effective rate resulted from an increase in the relationship of pre-tax income to non-deductible items as compared to the corresponding period of the prior year.

Results of Operations - Fiscal 2001 versus Fiscal 2000

The following table sets forth the Company's operating results, by segment, for fiscal 2001 as compared to fiscal 2000.

                                                                           For the year ended June 30,
                                                             ------------------------------------------------
                                                                2001        2000        Change      % Change
                                                             ----------  -----------  -----------  ----------
Revenues /(1)/:                                                               (in millions)
  Filmed Entertainment                                        $  3,676     $  3,953     $  (277)       (7)%
  Television Stations                                            1,550        1,635         (85)       (5)%
  Television Broadcast Network                                   1,823        1,751          72          4%
  Cable Network Programming                                      1,365        1,178         187         16%
                                                             ----------  -----------  -----------  ----------
 Total revenues                                               $  8,414     $  8,517     $  (103)       (1)%
                                                             ==========  ===========  ===========  ==========
Operating income (loss):
  Filmed Entertainment                                        $    277        $ 117     $   160        137%
  Television Stations                                              499          585         (86)      (15)%
  Television Broadcast Network                                     (65)          29         (94)     (324)%
  Cable Network Programming                                        (59)         (75)         16         21%
                                                             ----------  -----------  -----------  ----------
 Total operating income                                            652          656          (4)       (1)%
                                                             ----------  -----------  -----------  ----------
Interest expense, net                                             (345)        (297)        (48)      (16)%
Equity losses of affiliates                                        (92)         (90)         (2)       (2)%
Minority interest in subsidiaries                                  (14)          (4)        (10)     (250)%
Other, net                                                         190            -         190         -
                                                             ----------  -----------  -----------  ----------
Income before provision for income taxes and cumulative            391          265         126         48%
  effect of accounting change
Provision for income tax expense on a stand-alone basis           (185)        (120)        (65)      (54)%
                                                             ----------  -----------  -----------  ----------
Income before cumulative effect of accounting change               206          145          61         42%
Cumulative effect of accounting change, net of tax                (494)           -        (494)         -
                                                             ----------  -----------  -----------  ----------
Net (loss) income                                             $   (288)    $    145     $  (433)     (299)%
                                                             ==========  ===========  ===========  ==========
Other data:
Operating Income Before Depreciation and Amortization /(2)/:
  Filmed Entertainment                                        $    342     $    168     $   174        104%
  Television Stations                                              683          774         (91)      (12)%
  Television Broadcast Network                                     (45)          47         (92)     (196)%
  Cable Network Programming                                        149          107          42         39%
                                                             ----------  -----------  -----------  ----------
 Total Operating Income Before Depreciation and
  Amortization                                                $  1,129     $  1,096     $    33          3%
                                                             ==========  ===========  ===========  ==========
Depreciation and amortization:
  Filmed Entertainment                                        $     65     $     51     $    14         27%
  Television Stations                                              184          189          (5)       (3)%
  Television Broadcast Network                                      20           18           2         11%
  Cable Network Programming                                        118          110           8          7%
                                                             ----------  -----------  -----------  ----------
 Total Depreciation and amortization                          $    387     $    368     $    19          5%
                                                             ==========  ===========  ===========  ==========

FOOTNOTE:

     (1) In January 2002, the Company adopted Emerging Issues Task Force No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's revenues. The effect of the reclassification on the Company's revenues is as follows:

                                                 For the year ended June 30,
                                                 ----------------------------
                                                       2001           2000
                                                     ---------     ---------
                                                         (in millions)
Gross Revenues                                       $ 8,504        $ 8,589
Amortization of cable distribution investments           (90)           (72)
                                                     ---------     ---------
Revenues                                             $ 8,414        $  8,517
                                                     =========     =========

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

Overview of Company Results. For the fiscal year ended June 30, 2001, revenues of $8,414 million declined slightly compared to the $8,517 million reported for the prior year. Decreased revenues from the Filmed Entertainment and Television Stations segments were partially offset by a 16% increase in revenue at the Cable Network Programming segment. In aggregate, Operating, Selling, general and administrative, and Depreciation and amortization expenses were flat compared to the prior year. Operating expenses decreased approximately 3% compared to fiscal 2000 due to savings resulting from the production of fewer new series as compared to the prior year. Selling, general and administrative expenses increased approximately 9% from the prior year mainly due to an increase in bad debt reserve and overhead expenses. Depreciation and amortization increased approximately 5% due to increased amortization at the Filmed Entertainment segment. The Company reported operating income of $652 million for the year ended June 30, 2001, as compared to $656 million reported in fiscal 2000. Operating Income Before Depreciation and Amortization of $1,129 million increased approximately 3% over the $1,096 million reported in fiscal year 2000. These increases relate to the improved operating results at the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $92 million increased $2 million from fiscal 2000 due to decreased contributions from FFW resulting from the prior year's one-time gain related to the Fox Kids Europe N.V.'s ("FKE") initial public offering ("IPO") and the January 2001 launch of the National Geographic Channel in the US, which offset improved results at the Fox Cable Networks Group's domestic equity affiliates due to subscriber growth.

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

Net loss for the year ended June 30, 2001 was $288 million ($0.40 loss per share) as compared to net income of $145 million ($0.20 per share) for the prior year. This decrease primarily relates to the $494 million after-tax charge for the adoption of SOP 00-2 and a non-recurring charge related to the restructuring of the Company's relationship with WebMD. These charges were partially offset by gains related to the sales of the Company's interest in The Golf Channel and Home Team Sports.

Filmed Entertainment. For the twelve months ended June 30, 2001, Filmed Entertainment's revenues decreased 7% compared to the prior year. Decreased revenues from international theatrical releases were partially offset by increased revenues from domestic theatrical releases, international free television revenues, and network revenues. Operating income and Operating Income Before Depreciation and Amortization increased by 137% to $277 million and by 104% to $342 million, respectively, for fiscal year 2001. In fiscal 2001, theatrical and catalog releases overall performed better than releases in the prior year. The fiscal 2001's results included the strong worldwide theatrical and video performance of X-Men, strong growth in video catalog sales primarily due to growth in the DVD market, the broadcast network release of Titanic and the solid performance of releases in international free television markets. These results were partially offset by losses from Monkeybone, The Legend of Bagger Vance and Say It Isn't So. At the beginning of fiscal 2001, the Company adopted SOP 00-2 changing its film accounting policies; accordingly operating income and Operating Income Before Depreciation and Amortization were further offset by the releasing costs for Moulin Rouge, Dr. Dolittle 2, Planet of the Apes and Kiss of the Dragon, which are now, under SOP 00-2, expensed as incurred. These results are compared to fiscal 2000 results, which included the poor performances of Brokedown Palace, Anna and the King, Light It Up, Bartok and Titan AE.

At TCFTV, for the twelve months ended June 30, 2001, revenues increased approximately 2% primarily due to higher network revenue from the license fee renegotiations for The Practice and increased license fees for three additional returning series as compared to the prior year. Operating results in fiscal 2001 increased approximately 116% over the prior year primarily due to greater gross profit from The Practice due to the renegotiated license fees, increased gross profit from Buffy the Vampire Slayer due to increased international home video and domestic syndication revenues and savings resulting from the production of fewer new series as compared to the prior year. Partially offsetting the increases were higher development expenses and production expenses from a greater number of pilots in the current year.

Television. For the year ended June 30, 2001, combined revenues from all television-related segments declined slightly to $3,373 million as compared to the preceding fiscal year of $3,386 million. Operating income decreased by 29% and Operating Income Before Depreciation and Amortization decreased by 22% for the year ended June 30, 2001. Operating results were greatly affected by the negative impact of the weak advertising market and increased programming, broadcasting and news costs at the Television Stations, as well as a $71 million loss at FOX resulting from the short duration and lower ratings of the MLB post-season divisional playoffs and World Series in October 2000.

For fiscal year 2001, the Television Broadcast Network segment's revenues increased 4% over the prior year primarily related to NASCAR events, which is in its first year of contract, and an increase in NFL advertising sales resulting from higher pricing. Operating income in fiscal 2001 decreased $94 million to a loss of $65 million and Operating Income Before Depreciation and Amortization decreased $92 million from the prior fiscal year. These losses were primarily driven by the $71 million loss associated with the World Series that was not telecast in the prior year and a ratings shortfall coupled with lower sell-out for the MLB Divisional and Championship play-off series, all in October 2000. This loss was increased by higher NFL program rights costs and higher advertising and promotional costs of off-air media awareness spending for the Fall launch. These decreases were partially offset by lower prime time programming costs due to the replacement of Party of Five and Beverly Hills 90210 with new less expensive programming. In fiscal 2001, FOX primetime delivered a 2.5% adults 18 - 49 ratings increase over the prior year due primarily to the successful launch of series such as Boston Public, Dark Angel and Grounded for Life.

For fiscal year 2001, the Fox Television Stations' revenues decreased to $1,550 million from $1,635 million in fiscal year 2000. This 5% revenue decline primarily related to the weak advertising market.

Also contributing to the decreased revenues were the competition from NBC's broadcast of the Olympics, the delayed Fall launch and lower FOX primetime ratings in the first half of the year. For the twelve months ended June 30, 2001, Fox Television Stations produced operating income and Operating Income Before Depreciation and Amortization of $499 million and $683 million, respectively, decreasing $86 million and $91 million, respectively, versus the prior year. Increases in program amortization for new shows, including Drew Carey and 3rd Rock From The Sun, local broadcast rights amortization for the Boston Red Sox and the Texas Rangers and costs related to the local news launch at KDVR in Denver contributed to the decreases in operating income and Operating Income Before Depreciation and Amortization.

Cable Network Programming. The revenues of the Cable Network Programming segment for the year ended June 30, 2001 as compared to the prior year increased $187 million, operating losses of $59 million improved by $16 million and Operating Income Before Depreciation and Amortization improved by $42 million to $149 million. Revenue increases were due to a combination of subscriber growth and advertising revenue increases primarily at FX and Fox News. Costs increased due to higher rights and production costs related to NASCAR on FX and the increased number of National Basketball Association ("NBA") and National Hockey League ("NHL") games at the RSNs.

For the year ended June 30, 2001, revenues at FX and the RSNs grew 32% and 8%, respectively. At FX, cable and DTH affiliate revenue increased 41%, reflecting a 36% increase in average subscribers over the prior year and a 4% increase in average rates per subscriber. As of June 30, 2001, FX reached over 66 million households, an increase of 18 million over the prior year. Despite the difficult advertising sales market, FX advertising revenue increased 23%, due to an increase in pricing and an increase in average audience. The RSNs' revenue increases reflect an 11% increase in combined cable and DTH affiliate revenue, excluding the impact of the newly acquired RSN North, resulting from recently completed affiliation agreements, whereby the RSNs increased their average rate per subscriber and an increase in total subscribers. While the number of professional sports events increased over the prior year, the RSNs experienced a 5% decline in advertising revenues on regional sports programming, excluding the impact of RSN North, primarily resulting from the weak advertising market. Despite increased programming and marketing costs supporting its original programming and the rights fees and production costs associated with the inaugural season of NASCAR, FX's operating income increased 54% from fiscal year 2000. Operating income for fiscal year 2001 decreased 141% at the RSNs primarily due to significant increases in operating expenses resulting from an increased number of professional sports events and higher average rights fees associated with new professional sports rights agreements. Also contributing to the decreased operating income were first year broadcast costs associated with the recently completed MLB cable deal.

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

Equity losses of affiliates. For the year ended June 30, 2001, Equity losses of affiliates increased by $2 million to $92 million.

                                                                   For the year ended June 30,
                                              Ownership     --------------------------------------
Affiliate:                                    Percentage        2001        2000         Change
-------------------------------------------  -------------  ----------   ---------   -------------
                                                                          (in millions)
Fox Family Worldwide (FFW)                      49.5%        $    (37)    $    23      $   (60)
Fox Sports International                         50%              (22)        (28)           6
Fox Sports Networks Domestic:
  National Sports Partners  (NSP)                50%              (22)        (17)          (5)
  Regional Programming Partners  (RPP)           40%                2          (1)           3
  Other                                        Various             11           6            5
National Geographic Channel - Domestic          66.7%             (22)         (1)         (21)
The Golf Channel                                 31%               14           -           14
Other                                          Various            (16)        (72)     $    56
                                                            ----------   ---------   -------------
  Total equity losses of affiliates                          $    (92)    $   (90)     $    (2)
                                                            ==========   =========   =============




For the twelve months ended June 30, 2001, the Company's share of FFW's net losses were flat as compared to the prior year, excluding the approximate $60 million one-time gain in fiscal 2000 resulting from the FKE IPO. Revenue at FFW increased 3% resulting from higher affiliate revenues at Fox Family Channel and FKE and Digimon toy royalties. These revenue increases were partially offset by lower advertising revenue at Fox Family Channel and Fox Kids Network, higher marketing expenses due to rebranding of the Fox Family Channel and higher general and administrative expenses due to expansion of Internet activities and FKE.

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

The Company's share of Fox Cable Networks Group's domestic equity affiliates' net losses improved to $9 million during the year ended June 30, 2001. RPP generated higher affiliate revenues across all of its RSNs from increased subscribers and rates, which was partially offset by losses associated with the continued investment in the Metro Channels. CTV Sports Net experienced higher affiliate and advertising revenues, resulting from continued distribution growth as well as a slight decrease in professional sports rights, production and marketing expenses. NSP experienced decreased revenues due to the soft advertising market and higher programming and production expenses, while NAP had increased commission revenues. Deferred compensation expenses associated with a management equity appreciation rights plan at Speedvision and Outdoor Life more than offset the increased affiliate revenues generated at each network resulting from distribution gains over the prior year.

The year ended June 30, 2001 included $22 million of equity losses related to the January 2001 launch of The National Geographic Channel in the US. National Geographic, which had 12 million subscribers as of June 30, 2001, incurred considerable studio, programming and marketing costs during fiscal year 2001, in addition to significant amortization charges related to long-term cable distribution investments with major multi system operators.

Interest expense, net. Net interest expense increased $48 million in fiscal 2001 as compared to the prior year. This increase relates to the higher intercompany balances with affiliates as a result of cash advances and external balances associated with film production financing.

Minority interest in subsidiaries. Minority interest in subsidiaries increased $10 million to $14 million in fiscal 2001. This increase is related to distributions paid on preferred interests issued in relation to the

New Millennium transaction entered into in the third quarter of fiscal 2001. (See "New Millennium" in Liquidity and Capital Resources.)

Other, net. In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in THN for a cost based Preferred Stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, The News Corporation Limited ("News Corporation") and WebMD entered into an agreement to restructure the initial integrated transactions, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN has been recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over 10 years and will remain obligated for cash payments to WebMD of $27.5 million over 4 years. The carrying value of the deferred revenue for future media services was approximately $152 million as of June 30, 2001, with a market value of approximately $192 million. Such deferred revenue will be recognized over the remaining nine-year term as such media services are delivered under an agreed annual commitment schedule. The restructuring transaction has resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other, net in the consolidated statement of operations.

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports to Comcast Corporation ("Comcast"), in a non-cash exchange for Comcast entering into new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on Comcast's cable systems. The Company recognized a gain of approximately $40 million, which is reflected within Other, net in the consolidated statement of operations.

In June 2001, the Company sold its approximate 31% interest in The Golf Channel to Comcast for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company recorded a gain of approximately $311 million related to this transaction, which is reflected in Other, net in the consolidated statement of operations.

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from Closing, and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations have not been consolidated in the Company's statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other, net in the consolidated statement of operations.

Provision for income tax expense on a stand-alone basis. Provision for income tax expense for the year ended June 30, 2001 increased to $185 million from $120 million in the preceding year. The effective tax rate for the period increased to 47% compared to 45% in the preceding year. The increase in the effective rate resulted from an increase in nondeductible items from the prior year.

Liquidity and Capital Resources

The Company's principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from News Corporation and its subsidiaries. As of June 30, 2002, News Corporation had consolidated cash and cash equivalents of $3.6 billion, excluding the cash of the Company, and unused credit facilities of $2.1 billion. We believe that funds available from News Corporation and cash flows from operations will be adequate for the Company to conduct its operations. The Company's internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company's liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events operational expenditures, interest expense and income tax payments.

Net cash flows provided by operating activities during the year ended June 30, 2002 were $987 million as compared to uses of $153 million in the preceding fiscal year. During the current period, payables and accrued expenses were higher due to increased participations and residuals from film and television titles and timing of payments for NFL, NASCAR and MLB. Offsetting these sources of cash, receivables increased from the sale of home entertainment and theatrical products, the syndication of certain programs and the payment of taxes related to the gain on the sale of FFW.

Net cash flows provided by investing activities were $678 million for the year ended June 30, 2002 as compared to cash uses of $176 million in the preceding fiscal year. The current year included the proceeds of the sales of FFW and Outdoor Life, partially offset by cash used for the acquisition of a controlling interest in the Speed Channel, investments in the National Geographic Channels and Fox Studios Australia and increased cable distribution investments for Fox News, FX and Speed Channel.

Net cash flows used in financing activities were $1,675 million during fiscal year ended June 30, 2002 as compared to cash provided by financing activities of $281 million in the preceding fiscal year. The increase in cash used by financing activities is primarily attributable to higher repayments to affiliates of News Corporation.

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007. The redemption was completed in August 2002 and was financed through borrowings from News Corporation and its subsidiaries. The Company has recorded a pre-tax loss of $42 million on the early redemption of these notes in Other, net in the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145.

Intercompany Financing

The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the year ended June 30, 2002, the intercompany interest rate was 8%. The Company anticipates that cash from foreseeable future operations and borrowings from News Corporation will be sufficient to meet its working capital requirements.

Ratings of News Corporation Public Debt

As of June 30, 2002, News Corporation's debt ratings from Moody's (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

The Company has commitments under certain firm contractual arrangements ("firm commitments") to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company's material firm commitments and borrowings as of June 30, 2002 and the timing and effect that such obligations are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund these commitments primarily with operating cash flow generated in the normal course of business.

                                                              As of June 30, 2002
                                  -------------------------------------------------------------------------
                                                             Payments Due by Period
                                  -------------------------------------------------------------------------
 Contractual Obligations and
         Commitments                  Total       1 year       2-3 years      4-5 years     After 5 years
-------------------------------   ------------  ------------  ------------  -------------  ----------------
                                                                 (in millions)
Borrowings /(a)/                       $   942        $  942        $    -         $    -            $    -
Due to affiliates of News
  Corporation /(b)/                      1,413             -             -              -             1,413
New Millennium II preferred
  interest /(c)/                           850           576           239             35                 -
Major League Baseball /(d)/              1,995           334           765            896                 -
National Football League /(e)/           2,880           575         1,490            815                 -
National Association of
  Stock Car Auto Racing /(f)/            1,621           201           495            536               389
Commitment for purchase of TV
  station /(g)/                            425           425             -              -                 -
Capital expenditures                        30            29             1              -                 -
Operating leases /(h)/                     502            80           128             93               201
Other programming commitments
  and obligations /(i)/                  4,488         1,068         1,160            707             1,553
                                       -------        ------        ------         ------            ------
Total Contractual Obligations
  and Commitments                      $15,146        $4,230        $4,278         $3,082            $3,556
                                       =======        ======        ======         ======            ======

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur ("contingent guarantees"). The Company does not expect that these contingent guarantees will result in any amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that timeframe.

                                                              As of June 30, 2002
                                  -------------------------------------------------------------------------
                                                       Amount of Guarantees Expiration Per Period
                                                -----------------------------------------------------------
                                      Total
                                     Amounts
    Contingent Guarantees          Committed      1 year       2-3 years      4-5 years     After 5 years
-------------------------------   ------------  ------------  ------------  -------------  ----------------
                                                                 (in millions)
Guarantees /(j)/                        $8,655           $73          $502           $  -            $8,080

Guarantees of equity
  affiliates /(k)/                      $1,050            43            93           $105            $  809

FOOTNOTES:
(a) In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007. The redemption was completed in August 2002. The Company has recorded a pre-tax loss of $42 million on the early redemption of these notes in Other, net in the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145.

(b) The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $1.4 billion of indebtedness to affiliates of News Corporation as of June 30, 2002, which extend through June 30, 2008.

(c) See discussion of New Millennium II, which appears on subsequent pages. As noted therein, this interest has no fixed redemption rights but is entitled to an allocation of gross receipts from the distribution of eligible films.

(d) The Company's six-year contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $2.0 billion as of June 30, 2002, before sublicense fees are considered. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee aggregating $590 million over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.

(e) Under the Company's eight-year contract with the NFL through 2006, which contains certain termination clauses, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $2.9 billion as of June 30, 2002, and are payable over the remaining five year term of the contract assuming no early terminations.

(f) The Company's contracts with the NASCAR, which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal year 2009 and exclusive NASCAR content rights, as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing Speed Channel through fiscal year 2013. The remaining future minimum payments aggregated approximately $1.6 billion as of June 30, 2002, and are payable over the remaining terms assuming no early terminations.

(g) In June 2002, the Company entered into an agreement to acquire WPWR-TV in Chicago from Newsweb Corporation for approximately $425 million. This acquisition closed in August 2002.

(h) The Company leases transponders, office facilities, equipment and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2016.

(i) The Company's minimum commitments and guarantees under certain other programming, local sports broadcast rights, players and other agreements aggregated approximately $4.5 billion as of June 30, 2002 and are payable principally over a five year period.

(j) The Company, News Corporation and certain of News Corporation's subsidiaries are guarantors of various debt obligations of News
     Corporation and certain of its subsidiaries. During fiscal year 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2002 and 2001 was approximately $8.7 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years. In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

(k) The Company guarantees various sports rights agreements for certain associated companies. The aggregate of these guarantees is approximately $1,050 million and extends through 2019.

Except as otherwise discussed above, the Company does not guarantee the debt of any of its affiliates accounted for using the equity method of accounting.


New Millennium II

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation ("TCF"), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the "New Millennium II Agreement"). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest ("Preferred Interest") to a third party to fund the film financing, which is presented on the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was $8 million and $841 million for the years ended June 30, 2002 and 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under New Millennium II in the amount of $657 million and $131 million and redemptions by the Company of Preferred Interests of $649 million and $42 million during fiscal year 2002 and 2001, respectively. The original issuance of Preferred Interests was $752 million in fiscal year 2001.

As of June 30, 2002 and 2001, there was approximately $850 million and $842 million, respectively, of Preferred Interests outstanding, which are included in the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation's debt rating:

     (i) (a) falls below BB+ and below Ba1, or (b) falls below BB, or (c) falls below Ba2, or (d) it is not rated by both rating agencies, and, in each case, neither News Corporation nor the Company shall, within ten business days after the occurrence of such event, have provided credit enhancement so that the resulting New Millennium II Agreement is rated at least BB+ and Ba1, or

     (ii) (a) falls below BBB- and Baa3, or (b) it is not rated by both rating agencies, and, in each case, more than $25 million in capital payments redeemable at that time from film gross receipts remain unredeemed for at least one quarter.

If a Ratings Trigger Event were to occur, then (a) no new films will be transferred, (b) rights against certain film assets may be enforced, and (c) the Preferred Interest may become redeemable.

During fiscal 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 50% of the outstanding balance as of June 30, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.


Acquisitions and dispositions

WebMD

In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in THN for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN was recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over the remaining eight years and will remain obligated for cash payments to WebMD of $10.7 million over the remaining two years. The carrying value of the deferred revenue for future media services is approximately $135 million as of June 30, 2002, with a market value of approximately $171 million. Such deferred revenue will be recognized over the remaining eight-year term as such media services are delivered under an agreed annual commitment schedule based upon market rates prevailing in each future period. The restructuring transaction resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million was due one year from closing (which was satisfied during fiscal year 2002), and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations had not been consolidated in the Company's statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

RSN North

In February 2001, Fox Sports Networks, a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among Fox Sports Networks, Viacom, Inc. and Comcast Corporation and a Purchase Agreement between Viacom and Comcast for approximately $40 million. The excess of the net purchase price over the net assets acquired, of approximately $33 million is reflected within Intangible assets, net on the consolidated balance sheets.

Home Team Sports

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports, in a non-cash exchange for new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on cable systems. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

The Golf Channel

In June 2001, the Company sold its approximate 31% interest in The Golf Channel for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company has recorded a gain of approximately $311 million related to this transaction, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

Chris-Craft

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares ("ADRs"). Simultaneously with the closing of the acquisition, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission ("FCC") for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company's existing television station business. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

The Company has consolidated the results of operations of the Acquired Stations as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with EITF 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap"). In June 2002, the

Company exchanged KPTV-TV in Portland, an Acquired Station, for Meredith Corporation's WOFL-TV in Orlando and WOGX-TV in Ocala (the "Meredith swap", and together with the Viacom and Clear Channel swaps, the "Station Swaps"). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

Speed Channel

In July 2001, as a result of the exercise of rights by existing shareholders of Speed Channel, the Company acquired an additional 53.44% of Speed Channel, for approximately $401 million, increasing the Company's ownership in Speed Channel to approximately 85.46%. As a result, the Company consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company's ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company's ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold," the results of Outdoor Life were not consolidated in the Company's statement of operations for this period. Upon the closing of the sale of the Company's ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to Disney for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company's interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which is reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season MLB games for the 2001 to 2006 MLB seasons to Disney for aggregate consideration of approximately $675 million, payable over the period of the sublicense.

Fox Sports International

In December 2001, News Corporation acquired from Liberty Media Corporation ("Liberty") its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation's acquired interest in Fox Sports International, which increased the Company's ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company's Class A Common Stock. As a result of this transaction, News Corporation's equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company's Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Sunshine

In January 2002, the Company acquired an approximate 23.3% interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company's ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company's ownership interest to approximately 83.7%. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

WPWR-TV

In August 2002, the Company acquired WPWR-TV in Chicago from Newsweb Corporation for approximately $425 million.

Contingencies

Regional Programming Partners

In December 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow") (a subsidiary of Cablevision Systems Corporation ("Cablevision")) and Fox Sports Net, Inc. ("Fox Sports Net") (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs. Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers NHL franchise, and the New York Knickerbockers NBA franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net's interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net's interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net's interest in RPP. Consideration will be, at Rainbow's option, in the form of cash or a three-year note with an interest rate of prime plus 1/2%.

In addition, for 30 days following December 18, 2002 and during certain periods thereafter, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow's option, either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities. The purchase price will be the fair market value of Fox Sports Net's interest in RPP and the consideration will be, at Rainbow's option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus 1/2%.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed NSP in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed NAP, in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following December 18, 2002 and during certain periods thereafter, so long as NSP and NAP have not commenced an initial public offering of its securities, Rainbow has the right to cause Fox Sports to, at Fox Sports' option, either (i) purchase all of Rainbow's interests in NSP and NAP, or (ii) consummate an initial public offering of NSP's and NAP's securities. The purchase price will be the fair market value of Rainbow's interest in NSP and NAP and the consideration will be, at Fox Sports Net's option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus 1/2%.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill, identifiable intangible assets that have indefinite useful lives and the excess cost of equity investments attributable to such intangibles. However, it requires that goodwill and identifiable intangibles with indefinite lives be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. While the Company is still in the process of evaluating the overall impact of adopting the provisions of SFAS No. 142, the Company expects that all of its goodwill, a substantial amount of its identifiable intangibles, primarily FCC Licenses, and the excess cost of equity investments attributable to indefinite-lived intangibles will no longer be amortized beginning in the first quarter of fiscal 2003. In addition, the Company's share of net income (loss) of certain of its equity affiliates that have adopted SFAS No. 142 will no longer reflect the amortization of such affiliates' goodwill and indefinite-lived intangibles. This will result in an annual reduction in amortization expense of approximately $200 million and an increase in equity earnings of approximately $30 million, all on a pre-tax basis. In addition, the Company does not currently expect that adoption of SFAS No. 142 will result in a transitional impairment loss that will be material to its consolidated statement of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for the impairment or disposal of long-lived assets to be (i) held and used and (ii) disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS No. 144 on July 1, 2002 and does not expect it to have a material impact on its consolidated statement of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company has adopted the provisions of SFAS No. 145.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations and utilizes derivative instruments in a limited manner to modify its exposure to foreign exchange rate movements. The Company's policy is to enter into derivative and other financial instruments only to the extent considered necessary to meet its business objectives. The Company does not enter into these transactions for speculative purposes.

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna, the Euro, the Mexican Peso and the New Zealand Dollar. The Company designates forward contracts used to hedge future production costs as cash flow hedges.



At June 30, 2002, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $1.3 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2 million. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such gains or losses largely would be offset by corresponding decreases or increases, respectively, in the U.S. Dollar value of future foreign currency obligations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE

FOX ENTERTAINMENT GROUP, INC.
2002 Report of Independent Public Accountants ................................57
Copy of 2001 Report of Independent Public Accountants ........................58
Consolidated Balance Sheets as of June 30, 2002 and 2001 .....................59
Consolidated Statements of Operations for the years ended
  June 30, 2002, 2001, and 2000 ..............................................60
Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, 2001, and 2000 ..............................................61
Consolidated Statements of Shareholders' Equity for the years ended
  June 30, 2002, 2001, and 2000 ..............................................62
Notes to the Consolidated Financial Statements ...............................63


FOX FAMILY WORLDWIDE, INC.

Copy of 2001 Report of Independent Public Accountants ........................98
Consolidated Balance Sheets as of June 30, 2000 and 2001 .....................99
Consolidated Statements of Operations for each of the three
  years in the period ended June 30, 2001 ...................................100
Consolidated Statements of Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss) for each of the three years
  in the period ended June 30, 2001 .........................................101
Consolidated Statements of Cash Flows for each of the
  three years in the period ended June 30, 2001 .............................102
Notes to the Consolidated Financial Statements ..............................104

Financial Statement Schedules:
Copy of 2001 Report of Independent Public Accountants .......................127
Schedule I: Condensed Financial Information of the Registrant ...............128
Schedule II: Valuation and Qualifying Accounts and Reserves .................132

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the "Company"), as of June 30, 2002 and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. The consolidated financial statements of the Company as of June 30, 2001 and for the two years then ended were audited by other auditors whose report dated August 16, 2001 expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
August 14, 2002
except for Note 20, as to
which the date is August 21, 2002

  THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP.
     THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM
                                     10-K.

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

ARTHUR ANDERSEN LLP

Los Angeles, California
August 16, 2001
except for Note 19 b, as to
which the date is August 23, 2001

                          FOX ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30,
                (in millions except share and per share amounts)


                                                                                                            2002             2001
                                                                                                          --------         --------
Assets:

Cash and cash equivalents .......................................................................         $     56         $     66
Accounts receivable, net ........................................................................            2,577            2,504
Filmed entertainment and television programming costs, net ......................................            3,062            3,703
Investments in equity affiliates ................................................................            1,424            1,493
Property and equipment, net .....................................................................            1,501            1,454
Intangible assets, net ..........................................................................           13,169            7,647
Other assets and investments ....................................................................            1,087              989
                                                                                                          --------         --------
      Total assets ..............................................................................         $ 22,876         $ 17,856
                                                                                                          ========         ========

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable and accrued liabilities ........................................................         $  1,844         $  1,705
Participations, residuals and royalties payable .................................................            1,129              890
Television programming rights payable ...........................................................            1,428            1,133
Deferred revenue ................................................................................              500              553
Borrowings ......................................................................................              942            1,032
Deferred income taxes ...........................................................................            1,912              706
Other liabilities ...............................................................................              735              142
                                                                                                          --------         --------
                                                                                                             8,490            6,161
Due to affiliates of News Corporation ...........................................................            1,413            2,866
                                                                                                          --------         --------
      Total liabilities .........................................................................            9,903            9,027
                                                                                                          --------         --------

Minority interest in subsidiaries (Note 10) .....................................................              878              861

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0
  shares issued and outstanding as of June 30, 2002 and 2001 ....................................               --               --
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized;
  302,436,375 and 176,559,834 issued and outstanding as of June 30, 2002 and
  2001, respectively ............................................................................                3                2
Class B Common stock, $.01 par value per share; 650,000,000 authorized;
  547,500,000 issued and outstanding as of June 30, 2002 and 2001 ...............................                6                6
Additional paid-in capital ......................................................................           11,569            8,023
Retained earnings (deficit) and accumulated other comprehensive income ..........................              517              (63)
                                                                                                          --------         --------
      Total shareholders' equity                                                                            12,095            7,968
                                                                                                          --------         --------
      Total liabilities and shareholders' equity ................................................         $ 22,876         $ 17,856
                                                                                                          ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30,
                     (in millions except per share amounts)

                                                                                           2002             2001             2000
                                                                                          -------          -------          -------
Revenues ........................................................................         $ 9,725          $ 8,414          $ 8,517
Expenses:
  Operating .....................................................................           7,226            6,274            6,482
  Selling, general and administrative ...........................................           1,293            1,101            1,011
  Depreciation and amortization .................................................             400              387              368
  Other operating charge ........................................................             909               --               --
                                                                                          -------          -------          -------
Operating (loss) income                                                                      (103)             652              656

Other (Expense) Income:
  Interest expense, net .........................................................            (241)            (345)            (297)
  Equity losses of affiliates ...................................................            (144)             (92)             (90)
  Minority interest in subsidiaries .............................................             (37)             (14)              (4)
  Other, net ....................................................................           1,540              190               --
                                                                                          -------          -------          -------
Income before provision for income taxes and cumulative
  effect of accounting change ...................................................           1,015              391              265
Provision for income tax expense on a stand-alone basis .........................            (408)            (185)            (120)
                                                                                          -------          -------          -------
Income before cumulative effect of accounting change ............................             607              206              145
Cumulative effect of accounting change, net of tax ..............................             (26)            (494)              --
                                                                                          -------          -------          -------
Net income (loss) ...............................................................         $   581          $  (288)         $   145
                                                                                          =======          =======          =======

Basic and diluted earnings per share before cumulative effect
  of accounting change ..........................................................         $  0.72          $  0.28          $  0.20
Basic and diluted cumulative effect of accounting change, net
  of tax, per share .............................................................           (0.03)           (0.68)              --
                                                                                          -------          -------          -------
Basic and diluted earnings (loss) per share .....................................         $  0.69          $ (0.40)         $  0.20
                                                                                          =======          =======          =======
Basic and diluted weighted average number of common
  equivalent shares outstanding .................................................             838              724              722
                                                                                          =======          =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30,
                                  (in millions)

                                                                                               2002           2001           2000
                                                                                              -------        -------        -------
Operating activities:
  Net income (loss) ...................................................................       $   581        $  (288)       $   145
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ......................................................           400            387            368
   Amortization of cable distribution investments .....................................           116             90             72
   Other operating charge .............................................................           909             --             --
   Cumulative effect of accounting change, net of tax .................................            26            494             --
   Equity losses of affiliates and distributions ......................................           179            137             90
   Other, net .........................................................................        (1,540)          (190)            --
   Minority interest in subsidiaries ..................................................             1             --             --
   Change in operating assets and liabilities, net of acquisitions:
    Accounts receivable and other assets ..............................................           (18)          (268)          (310)
    Filmed entertainment and television programming costs, net ........................           267           (507)          (786)
    Accounts payable and accrued liabilities ..........................................          (173)            59            100
    Participations, residuals and royalties payable and other liabilities .............           239            (67)            68
                                                                                              -------        -------        -------
Net cash provided by (used in) operating activities ...................................           987           (153)          (253)
                                                                                              -------        -------        -------

Investing activities:
  Acquisitions, net of cash acquired ..................................................          (332)           (85)            63
  Proceeds from sale of investments in equity affiliates ..............................         1,543            465             --
  Investments in equity affiliates ....................................................          (321)          (177)          (174)
  Other investments ...................................................................          (132)          (234)          (178)
  Purchases of property and equipment, net of acquisitions ............................           (80)          (145)          (247)
                                                                                              -------        -------        -------
Net cash provided by (used in) investing activities ...................................           678           (176)          (536)
                                                                                              -------        -------        -------

Financing activities:
  Borrowings ..........................................................................            --             26            197
  Repayment of borrowings .............................................................          (168)          (727)          (784)
  Increase in minority interest in subsidiaries .......................................             6             --             --
  Increase (decrease) in Preferred Interests ..........................................             8            841             --
  Advances from (repayments to) affiliates of News Corporation, net ...................        (1,521)           141          1,369
                                                                                              -------        -------        -------
Net cash (used in) provided by financing activities ...................................        (1,675)           281            782
                                                                                              -------        -------        -------

Net (decrease)  in cash and cash equivalents ..........................................           (10)           (48)            (7)
Cash and cash equivalents, beginning of year ..........................................            66            114            121
                                                                                              -------        -------        -------
Cash and cash equivalents, end of year ................................................       $    56        $    66        $   114
                                                                                              =======        =======        =======
Supplemental information on businesses acquired:
  Fair value of assets acquired .......................................................       $ 5,267                       $ 3,313
  Cash acquired .......................................................................            20                            63
   Less: liabilities assumed ..........................................................         1,730                         1,951
         cash paid ....................................................................            10                            --
                                                                                              -------                       -------
  Fair value of stock consideration ...................................................       $ 3,547                       $ 1,425
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

                          FOX ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           FOR THE YEAR ENDED JUNE 30,
                                  (in millions)

                                                                                          ACCUMULATED
                                                              ADDITIONAL    RETAINED         OTHER
                                       PREFERRED    COMMON     PAID-IN      EARNINGS     COMPREHENSIVE
                                         STOCK       STOCK     CAPITAL      (DEFICIT)    INCOME (LOSS)     TOTAL
                                       ---------    ------    ----------    ---------    -------------    -------
BALANCE AS OF JUNE 30, 1999 .......    $      --    $    7    $    6,599    $      69    $          (7)   $ 6,668
Issuance of Class A Common
  Stock ...........................           --         1         1,424           --               --      1,425
Comprehensive income (loss):
  Net income (loss) ...............           --        --            --          145               --        145
  Foreign currency translation
   adjustments ....................           --        --            --           --                8          8
                                       ---------    ------    ----------    ---------    -------------    -------
 Total comprehensive income
  (loss) ..........................           --        --            --          145                8        153
                                       ---------    ------    ----------    ---------    -------------    -------
BALANCE AS OF JUNE 30, 2000 .......           --
                                                         8         8,023          214                1      8,246
Comprehensive income (loss):
  Net income (loss) ...............           --        --            --         (288)              --       (288)
  Foreign currency translation
   adjustments ....................           --        --            --           --               10         10
                                       ---------    ------    ----------    ---------    -------------    -------
 Total comprehensive income
  (loss) ..........................           --        --            --         (288)              10       (278)
                                       ---------    ------    ----------    ---------    -------------    -------
BALANCE AS OF JUNE 30, 2001
                                              --         8         8,023          (74)              11      7,968
Issuance of Class A Common
  Stock ...........................           --         1         3,546           --               --      3,547
Comprehensive income (loss):
  Net income (loss) ...............           --        --            --          581               --        581
  Minimum pension liability .......           --        --            --           --                8          8
  Foreign currency translation
   adjustments ....................           --        --            --           --               (9)        (9)
                                       ---------    ------    ----------    ---------    -------------    -------
 Total comprehensive income
  (loss) ..........................           --        --            --          581               (1)       580
                                       ---------    ------    ----------    ---------    -------------    -------
BALANCE AS OF JUNE 30, 2002 .......    $      --    $    9    $   11,569    $     507    $          10    $12,095
                                       =========    ======    ==========    =========    =============    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Entertainment Group, Inc. and its subsidiaries (the "Company") is a diversified entertainment company with operations in four business segments. These business segments are: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consist of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite ("DBS") operators and professional sports team ownership.

Prior to the Company's initial public offering in November 1998, The News Corporation Limited and its subsidiaries ("News Corporation") effected a reorganization (the "Reorganization") by contributing to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. Included in this contribution were Twentieth Century Fox Film Corporation ("TCF"), which was acquired by News Corporation in 1985, and News Corporation's interests in Fox Family Worldwide, Inc. ("FFW"), Fox Sports Networks, LLC, International Sports Programming LLC ("Fox Sports International"), Fox Cable Networks Ventures, Inc. and other cable network programming and related interests.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal years 2001 and 2002 comprised 52-week periods, while fiscal year 2000 comprised a 53-week period.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

BALANCE SHEET PRESENTATION

As permitted by Statement of Position No. ("SOP") 00-2, "Accounting by Producers or Distributors of Films," the Company presents an unclassified balance sheet.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

REVENUE RECOGNITION

  Filmed Entertainment:

In accordance with SOP 00-2, revenues from the theatrical distribution of motion pictures are recognized as they are exhibited. Revenues from home video and DVD sales, net of a reserve for returns, are recognized on the date that video and DVD units are made widely available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

License agreements for the telecast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for telecast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement.

  Television Stations, Television Broadcast Network and Cable Network
Programming:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators for cable network programming are recognized as revenue in the period services are provided. Revenues from professional team ownership are recognized on a game-by-game basis.

In November 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force No. ("EITF") 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 states that customer incentives which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated statement of operations. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company's and the Cable Network Programming segment's revenues. The effect of the reclassification on the Company's revenues is as follows:

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED


                                                      For the year ended June 30,
                                                     -----------------------------
                                                       2002       2001      2000
                                                     -------    -------    ------
                                                             (in millions)
Gross Revenues ...................................   $ 9,841    $ 8,504    $ 8,589

Amortization of cable distribution investments ...      (116)       (90)       (72)
                                                     -------    -------    -------
Revenues .........................................   $ 9,725    $ 8,414    $ 8,517
                                                     =======    =======    =======

FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

  Filmed Entertainment Costs:

In accordance with SOP 00-2, Filmed entertainment costs include capitalizable production costs, overhead and interest costs expected to benefit future periods, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are expensed as incurred. Story costs for projects not produced after three years are written-off.

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

Through June 30, 2000, the Company employed the guidance of Statement of Financial Accounting Standard ("SFAS") No. 53. The Company adopted SOP 00-2 on July 1, 2000, which established new accounting standards for producers and distributors of films and superseded SFAS No. 53. SOP 00-2 established new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company's accounting policy is to expense marketing and certain development costs as incurred.

  Television and Cable Programming Costs:

In accordance with SFAS No. 63, program rights for entertainment programs for the Television Stations, Television Broadcast Network and Cable Network Programming segments are amortized primarily on a straight-line basis, generally based on the usage of the program or term of license. Original cable programming is amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts for the Television Broadcast Network and Cable Network Programming segments are charged to expense based on the

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

ratio of each period's operating profits to estimated total operating profit of the contract. Estimates of total operating profit can change significantly and accordingly, are reviewed periodically and amortization is adjusted as necessary.

The costs of regional sports contracts for the Cable Network Programming segment, which are for a specified number of events, are amortized on an event-by-event basis and those, which are for a specified season, are amortized over the season on a straight-line basis.

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

INTANGIBLE ASSETS

As a creator and distributor of branded content, the Company has a significant amount of intangible assets, including goodwill, film and television libraries, FCC licenses, sports franchises and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. Except for intangible assets acquired in business combinations subsequent to June 30, 2001, intangible assets are amortized using the straight-line method over the following lives: goodwill (40 years); FCC licenses (40 years); Franchises and other (4 - 40 years).

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of the carrying amount of its long-lived assets and certain identifiable intangibles to be held and used by the Company. Such reviews are performed whenever events or changes in circumstances indicate full recoverability is questionable and on an individual business-entity basis.

Assessment of recoverability would include a comparison of the asset's carrying value to the sum of the undiscounted estimated future cash flows anticipated to be generated from the asset's use and eventual disposition. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the asset's carrying amount over its fair value. Factors used in ascertaining the estimated fair value include operating income before interest and taxes, television ratings and subscriber numbers. Should the review determine impairment, the loss will be recognized through the statement of operations as part of income from continuing operations and the corresponding asset value will be reduced.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2002 and 2001, the contractual amount of foreign exchange forward contracts was $18.5 million and $4.2 million and the net fair value asset and net fair value liability was $1.3 million and $0.3 million, respectively. These contracts expire by January 2003. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. All ineffective changes in fair value of derivatives are recorded in earnings.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of foreign subsidiaries and affiliates are translated into US dollars at appropriate year-end current rates and all income and expense accounts are translated at rates that approximate those rates prevailing at the time of the transactions. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (loss). Foreign currency receivables and payables are translated at appropriate year-end current rates and the resulting translation gains or losses are taken into income currently.

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

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CHRIS-CRAFT ACQUISITION

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, "Chris-Craft"). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares ("ADRs"). Simultaneously with the closing of the acquisition, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft's ten television stations (the "Acquired Stations") to the Company in exchange for 122,244,272 shares of the Company's Class A Common Stock and net indebtedness of $48 million (the "Exchange"), thereby increasing News Corporation's ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the FCC for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company's existing television station business. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

The Company has consolidated the results of operations of the Acquired Stations as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with EITF 90-5, "Exchanges of Ownership Interests between Entities under Common Control," the Company has recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the "Clear Channel swap"). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the "Viacom swap"). In June 2002, the Company exchanged KPTV-TV in Portland, an Acquired Station, for Meredith Corporation's WOFL-TV in Orlando and WOGX-TV in Ocala (the "Meredith swap", and together with the Viacom and Clear Channel swaps, the "Station Swaps"). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CHRIS-CRAFT ACQUISITION-CONTINUED

The following table summarizes the preliminary fair values of the assets transferred and liabilities assumed at the date of the Exchange. The allocation of purchase price is substantially complete, but awaiting final valuations.


                                                                  As of July 31,
                                                                      2001
                                                                  --------------
                                                                   (in millions)
Assets transferred:
Accounts receivable, net .......................................     $   88
Filmed entertainment and television programming costs, net......        106
Property and equipment, net ....................................         90
Other intangible assets ........................................      2,960
Goodwill .......................................................      1,855
Other assets and investments ...................................         78
                                                                     ------
  Total assets transferred .....................................      5,177
                                                                     ------
Liabilities assumed:
Television programming rights payable ..........................        439
Accrued expenses ...............................................        236
Deferred income taxes ..........................................        973
Other liabilities ..............................................         97
                                                                     ------
  Total liabilities assumed
                                                                      1,745
                                                                     ------
  Net assets transferred .......................................     $3,432
                                                                     ======

The purchase price was primarily allocated to acquired intangible assets including both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The goodwill and intangibles were assigned to the Television Stations segment, the majority of which are not deductible for tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities.

The table below reflects the unaudited pro forma combined results of the Company as if the Exchange and the Station Swaps had taken place as of July 1, 2000.

                                                             For the year ended June 30,
                                                           ------------------------------
                                                                 2002         2001
                                                           ------------------------------
                                                           (in millions, except per share
                                                                       amounts)

Revenues ...............................................        $ 9,763     $ 8,882
Operating income (loss) ................................            (82)        753
Cumulative effect of accounting change, net of tax .....            (26)       (494)
Net income (loss) ......................................            592        (199)
Basic and diluted earnings (loss) per share ............        $  0.70     $ (0.23)

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CHRIS-CRAFT ACQUISITION-CONTINUED

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

4. ACQUISITIONS AND DISPOSITIONS

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation ("WebMD") to exchange, among other things, media services and its interest in The Health Network ("THN") for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company's obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD's interest in THN. The acquisition of THN was recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over the remaining eight years and will remain obligated for cash payments to WebMD of $10.7 million over the remaining two years. The carrying value of the deferred revenue for future media services is approximately $135 million as of June 30, 2002, with a market value of approximately $171 million. Such deferred revenue will be recognized over the remaining eight-year term as such media services are delivered under an agreed annual commitment schedule based upon market rates prevailing in each future period. The restructuring transaction resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from Closing (which was satisfied during fiscal year 2002), and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold," for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations had not been consolidated in the Company's statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

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

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports, in a non-cash exchange for new or amended cable carriage arrangements valued at approximately $46 million related to the distribution of the Company's programming services on cable systems. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS AND DISPOSITIONS-CONTINUED

In March 2001, the Company acquired the outstanding equity of New Millennium Investors, LLC ("New Millennium") for an aggregate purchase price of $45 million. (See Note 10)

In June 2001, the Company sold its approximate 31% interest in The Golf Channel for total consideration of approximately $375 million, of which $365 million was received in cash during fiscal 2001. The Company has recorded a gain of approximately $311 million related to this transaction, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In July 2001, as a result of the exercise of rights by existing shareholders of Speedvision Network, LLC, the Company acquired an additional 53.44% of Speedvision Network, LLC, now Speed Channel, Inc. ("Speed Channel"), for approximately $401 million, increasing the Company's ownership in Speed Channel to approximately 85.46%. As a result, the Company consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company's ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC ("Outdoor Life"), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company's ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," and EITF 87-11, "Allocation of Purchase Price to Assets to be Sold," the results of Outdoor Life were not consolidated in the Company's statement of operations for this period. Upon the closing of the sale of the Company's ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002.

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company ("Disney") for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company's interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which is reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season Major League Baseball ("MLB") games for the 2001 to 2006 MLB seasons to Disney for aggregate consideration of approximately $675 million, payable over the period of the sublicense.

In December 2001, News Corporation acquired from Liberty Media Corporation ("Liberty") its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation's acquired interest in Fox Sports International, which increased the Company's ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company's Class A Common Stock. As a result of this transaction, News Corporation's equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company's Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS AND DISPOSITIONS-CONTINUED

In January 2002, the Company acquired an approximate 23.3% interest in the Sunshine Network ("Sunshine") for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company's ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company's ownership interest to approximately 83.7%. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

5. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS, NET

Filmed entertainment and television programming costs, net consisted of the following as of June 30:


                                                                       2002     2001
                                                                      ------   ------
                                                                       (in millions)
Filmed entertainment costs:
 Films:
  Released ........................................................   $  728   $  732
  Completed, not released .........................................       80       23
  In production ...................................................      366      555
  In development or preproduction .................................       49       69
                                                                      ------   ------
                                                                       1,223    1,379
                                                                      ------   ------
 Television productions:
  Released ........................................................      500      484
  In production ...................................................       94      150
  In development or preproduction .................................        7       10
                                                                      ------   ------
                                                                         601      644
                                                                      ------   ------
Total filmed entertainment costs, less accumulated amortization....    1,824    2,023
Television programming costs, less accumulated amortization .......    1,238    1,680
                                                                      ------   ------
Total filmed entertainment and television programming costs, net...   $3,062   $3,703
                                                                      ======   ======

As of June 30, 2002 the Company estimated that approximately 63% of unamortized filmed entertainment costs from completed films are expected to be amortized during fiscal year 2003 and approximately 91% of released unamortized filmed entertainment costs will be amortized within the next three years. As of June 30, 2002, the Company estimated that approximately 35% of $817 million in accrued participation liabilities will be payable during fiscal year 2003.

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER OPERATING CHARGE

The Company has several multi-year sports rights agreements, including a contract with the National Football League ("NFL") through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing ("NASCAR") through fiscal year 2013 and a contract with Major League Baseball ("MLB") through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company's national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company's estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with APB Opinion No. 20, "Accounting Changes," the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 is $0.67 loss per share.

The costs of these sports contracts are charged to expense based on the ratio of each period's operating profits to estimated total operating profit of the contract. Considering the provision of $909 million for estimated losses and absent a difference between the actual future revenues and costs as compared to the estimated future revenues and costs, no operating profit or loss will be recognized by the Company over the estimated remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company's best estimates at June 30, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of June 30, 2002, there have been no significant changes in the Company's estimates from those employed as of December 31, 2001.

7. INVESTMENTS

The Company's investments in equity affiliates consist principally of a 49.5% of FFW, a family television programming venture, until its sale in October 2001; 40% of Regional Programming Partners ("RPP"), a partnership holding interests in various regional sporting networks ("RSNs") and sporting teams and arenas; 40% of Ventures Arena, an entity which holds interests in sporting arenas; 66.7% of the domestic National Geographic Channel and 50% of the international National Geographic Channel (together, the "National Geographic Channels"), which air documentary programming on such topics as natural history, adventure, science and culture.

As of June 30, 2002, the investment in these affiliates was as follows: FFW - $0 million; RPP - $896 million; Ventures Arena - $122 million; and National Geographic Channels - $214 million. As of June 30, 2001, the investment in these affiliates was as follows: FFW - $119 million; RPP - $908 million; Ventures

                          FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS-CONTINUED

Arena - $131 million; and National Geographic Channels - $76 million.

The Company's investment in several of its affiliates exceeded its equity in the underlying net assets by a total of $402 million and $420 million as of June 30, 2002 and 2001, respectively. These excess amounts are being amortized on a straight-line basis over 40 years. The fiscal 2001 amount includes the excess on the investment in Sunshine Networks, which became a consolidated subsidiary during fiscal 2002. The amortization aggregated to $12 million for each of the years ended June 30, 2002, 2001 and 2000.

The Company's share of the income (loss) of each of its equity affiliates is as follows:


                                                  For the year ended June 30,
                                                  ----------------------------
Affiliate:                                         2002       2001       2000
------------------------------------------------  ------     ------     ------
                                                          (in millions)
Fox Family Worldwide(a) ........................  $ (51)      $(37)       $ 23

Fox Sports International(b) ....................     (9)       (22)        (28)
Fox Sports Networks Domestic:
  National Sports Partners .....................    (25)       (22)        (17)
  Regional Programming Partners ................     (9)         2          (1)
  Other ........................................     18         11           6
National Geographic Channel - Domestic .........    (42)       (22)         (1)
The Golf Channel(c) ............................                14          --
Other ..........................................    (26)       (16)        (72)
                                                   ----       ----        ----
  Total equity losses of affiliates ............  $(144)      $(92)       $(90)
                                                  =====       ====        ====


(a) The Company sold its interests in FFW in October 2001. (See Note 4)
(b) Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment. (See Note 4)
(c) The Company sold its interests in The Golf Channel in June 2001. (See
    Note 4)

SUMMARIZED FINANCIAL DATA

Summarized financial information for significant equity affiliates and joint ventures, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

                                                  For the year ended June 30,
                                                  ----------------------------
                                                   2002       2001       2000
                                                  ------     ------     ------
                                                          (in millions)
Revenues                                          $1,378     $1,528     $1,370

Operating income (loss)                              (82)      (126)       (49)

Net income (loss)                                    (77)      (140)       (57)

                                                               As of June 30,
                                                             -----------------
                                                              2002       2001
                                                             -----------------
                                                               (in millions)

Total assets                                                 $2,565      2,600

Total liabilities                                               899      1,116


                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS-CONTINUED

The summarized financial information for FFW, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:


                                                   For the quarter
                                                   ended September

                                                         30,

                                                  ------------------
                                                                        For the year ended June 30,
                                                  ------------------  ---------------------------------
                                                        2001                2001              2000
                                                  ------------------  ------------------  -------------
                                                                     (in millions)


Revenues                                                        $134                $724           $642

Operating income (loss)                                          (50)                144            110

Net income (loss)                                               (145)                (26)            61
                                                                                   As of
                                                                      ---------------------------------
                                                                      September 30,         June 30,
                                                                            2001              2001
                                                                      ------------------  -------------
                                                                               (in millions)

Total assets                                                                      $2,530         $2,622

Total liabilities                                                                  2,371          2,306



On October 24, 2001, the Company sold its 49.5% ownership interest in FFW to Disney (See Note 4). The full, unaudited financial statements of FFW for the period from July 1 to October 24, 2001 were not produced by FFW in the ordinary course of business and as such are not available. The financial information included above is for the quarter ended September 30, 2001 since the financial information for the twenty-four days ended October 24, 2001 was not available. The impact of the operating results from October 1 through October 24, 2001 was immaterial to the Company's consolidated statement of operations.

Other Investments

Cable distribution investments of $519 million and $472 million are included in Other assets and investments on the consolidated balance sheets as of June 30, 2002 and 2001, respectively, and are amortized on a straight line basis over their remaining terms through 2012.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30:



                                                              2002             2001
                                                         ---------------  ----------------
                                                                  (in millions)
Machinery and equipment                                           $1,215              $998

Buildings and leaseholds                                             928               914

Land                                                                 195               175
                                                         ---------------  ----------------

                                                                   2,338             2,087

Less accumulated depreciation and amortization                      (837)             (633)
                                                         ---------------  ----------------
Total property and equipment, net                                 $1,501            $1,454
                                                         ===============  ================

Depreciation and amortization expenses related to property and equipment were $171 million, $164 million and $142 million for the years ended June 30, 2002, 2001 and 2000, respectively.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BORROWINGS

Borrowings consisted of the following as of June 30:


                                                                  2002         2001
                                                               -----------  -----------
                                                                    (in millions)

  Film production financing (a)                                $         -   $      168

 $500 million 8 7/8% Senior Notes due 2007 (b)                         522          500

 $405 million 9 3/4% Senior Discount Notes due 2007 (b)                420          364
                                                               -----------  -----------

Total borrowings                                               $       942  $     1,032
                                                               ===========  ===========




(a) The Company had various single-film production financing arrangements, which were secured by the film assets and bore interest at approximately 6.5% for fiscal years 2001 and 2000.

(b) In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007. The redemption was completed in August 2002. The Company has recorded a pre-tax loss of $42 million on the early redemption of these notes in Other, net in the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145.

External interest paid, including amounts capitalized, was $82 million, $135 million and $128 million for the year ended June 30, 2002, 2001 and 2000, respectively. The Company capitalizes interest on filmed entertainment and television programming in process. The total interest capitalized was $22 million, $29 million and $43 million for the year ended June 30, 2002, 2001 and 2000, respectively.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. MINORITY INTEREST IN SUBSIDIARIES

In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC ("NM2"), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by TCF, a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the "New Millennium II Agreement"). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest ("Preferred Interest") to a third party to fund the film financing, which is presented on the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the "Preferred Payments"), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was $8 million and $841 million for the years ended June 30, 2002 and 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under New Millennium II in the amount of $657 million and $131 million and redemptions by the Company of Preferred Interests of $649 million and $42 million during fiscal year 2002 and 2001, respectively. The original issuance of Preferred Interests was $752 million in fiscal year 2001.

As of June 30, 2002 and 2001, there was approximately $850 million and $842 million, respectively, of Preferred Interests outstanding, which are included in the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation's debt rating:

     (i) (a) falls below BB+ and below Ba1, or (b) falls below BB, or (c) falls below Ba2, or (d) it is not rated by both rating agencies, and, in each case, neither News Corporation nor the Company shall, within ten business days after the occurrence of such event, have provided credit enhancement so that the resulting New Millennium II Agreement is rated at least BB+ and Ba1, or

     (ii) (a) falls below BBB- and Baa3, or (b) it is not rated by both rating agencies, and, in each case, more than $25 million in capital payments redeemable at that time from film gross receipts remain unredeemed for at least one quarter.

If a Ratings Trigger Event were to occur, then (a) no new films will be transferred, (b) rights against certain film assets may be enforced, and (c) the Preferred Interest may become redeemable.

During fiscal 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 50% of the outstanding balance as of June 30, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries were included in the consolidated tax returns of another News Corporation entity and other subsidiaries of the Company filed a separate tax return, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

Income before income taxes was attributable to the following jurisdictions for the year ended June 30:

                                                                                   2002           2001          2000
                                                                               -----------   -------------  ------------
                                                                                             (in millions)

United States (including exports)                                                   $  930            $350          $201

Foreign                                                                                 85              41            64
                                                                               -----------   -------------  ------------
                                                                                    $1,015            $391          $265
                                                                               ===========   =============  ============



Components of income tax expense were as follows for the year ended June 30:

                                                                                  2002           2001          2000
                                                                               -----------   -------------  ------------
                                                                                             (in millions)
Current:
   Federal - pursuant to the Tax Sharing Agreement                                  $  348            $119          $ 70

   Foreign                                                                              19              23            19
                                                                               -----------   -------------  ------------
                                                                                    $  367            $142          $ 89
                                                                               -----------   -------------  ------------
Deferred:
   Federal                                                                          $    7            $ 39          $ 26

   State and local                                                                      34               4             5
   Foreign                                                                               -               -             -
                                                                               -----------   -------------  ------------
                                                                                    $   41            $ 43          $ 31

                                                                               -----------   -------------  ------------
Total income tax expense                                                            $  408            $185          $120
                                                                               ===========   =============  ============

A reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate on income before income taxes is summarized as follows for the year ended June 30:

                                                                                  2002           2001          2000
                                                                               -----------   -------------  ------------
U.S. Federal income tax rate                                                            35%             35%           35%
State and local taxes (net of federal tax benefit)                                       2               1             1
Effect of foreign operations                                                            (1)              2            (1)
Non-deductible amortization and expenses                                                 3               7            10
Other                                                                                    1               2             -
                                                                               -----------   -------------  ------------
Effective tax rate                                                                      40%             47%           45%
                                                                               ===========   =============  ============

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES-CONTINUED

The following is a summary of the components of the deferred tax accounts as of June 30:


                                                                    2002           2001
                                                               -------------   ------------
                                                                       (in millions)
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets          $  (2,772)      $  (1,641)
Revenue recognition                                                   369             438
Accrued liabilities                                                   202             201
Other operating charge                                                230               -
Other                                                                 (25)           (112)
Net operating loss carryforwards                                      195             555
                                                               -------------   ------------
Net deferred tax liability                                         (1,801)           (559)

Income tax payable                                                   (111)           (147)
                                                               -------------   ------------
                                                                $  (1,912)      $    (706)
                                                               =============   ============



As of June 30, 2002, the Company had approximately $557 million of operating loss carryforwards available to reduce future taxable income of certain subsidiaries that file separate tax returns. If the operating losses are not utilized, they expire in varying amounts starting in 2003 through 2022. The realization of these loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided.

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

Under the Tax Sharing Agreement the Company paid $370 million in 2002 and $153 million in 2001. Amounts paid in 2000 were not significant. Taxes paid in 2002 principally relate to the gain on the sale of the Company's interest in FFW.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SHARE OPTION PLAN

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

A summary of the Plan activity is as follows for the year ended June 30, (in thousands of shares and Australian dollars):


                                        2002                       2001                         2000
                               ------------------------   ------------------------    --------------------------
                                             WEIGHTED                   WEIGHTED                      WEIGHTED
                                              AVERAGE                    AVERAGE                       AVERAGE
                                             EXERCISE                   EXERCISE                      EXERCISE
                                OPTIONS        PRICE       OPTIONS        PRICE         OPTIONS        PRICE
                               ---------    -----------   ---------    -----------    ----------    ------------



Outstanding at the beginning
   of the year                   59,585        A$11.08      46,419        A$7.75         42,278         A$6.32
Granted                          40,976        A$11.63      20,083       A$17.74         16,851        A$10.52
Exercised                        (5,483)        A$8.25      (4,736)       A$6.35         (8,120)        A$6.47
Cancelled                        (4,901)       A$12.93      (2,181)      A$12.16         (4,590)        A$7.04
                               ---------    -----------  ----------    -----------    ----------    ------------
Outstanding at the end of
   the year                      90,177        A$11.40      59,585       A$11.08         46,419         A$7.75
                               =========    ===========  ==========    ===========    ==========    ============
Exercisable at the end of
   the year                      29,322                     21,687                       14,207
Weighted average fair value
   of options granted                           A$5.40                    A$7.50                        A$4.52


                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SHARE OPTION PLAN-CONTINUED

The following table summarizes information about the Plan as of June 30, 2002.


                                                      Weighted
                                         Weighted      Average                     Weighted
                                          Average     Remaining                    Average
                        Options          Exercise    Contractual   Exercisable     Exercise
        Tranches      Outstanding         Price         Life         Options        Price
-------------------   -----------       ---------    -----------   -----------     --------

A$4.79 to A$6.56           16,134          A$5.21           4.13        14,074       A$5.27

A$8.08 to A$11.58          26,219          A$9.58           6.24        11,215       A$9.26

A$12.13 to A$18.15         47,824         A$14.49           8.46         4,033       A$12.51
                      -----------                                  -----------
                           90,177                                       29,322
                      -----------                                  -----------


In connection with the Company's acquisition of Chris-Craft, outstanding stock options held by employees of Chris-Craft became exercisable, according to their terms, for News Corporation ADRs effective at the acquisition date. The share equivalent of the News Corporation ADRs issued to employees of Chris-Craft has been included in the chart above. These options did not reduce the shares available for grant under any other option plan. The fair value of the options issued to the acquired companies' employees, up to the fair value of the options surrendered, was included as part of the purchase price. The excess in fair value of the issued options over the surrendered options is accounted for in accordance with SFAS No. 123, whereby the excess fair value is recorded as unamortized deferred compensation expense and future amortization is based on the graded vesting schedule of the stock options. As of July 31, 2001, the Company began recording deferred compensation related to the unvested options held by employees of Chris-Craft, in accordance with Financial Interpretation No. 44.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:


                                                    2002            2001           2000
                                                  --------        --------       --------
Australian risk free interest rate                   4.92%           6.59%          6.55%
Dividend yield                                        1.5%            1.5%           1.5%
Expected volatility                                 33.27%          33.27%         33.27%
Expected life of options                           7 years         7 years        7 years


Had compensation expense for the Plan been determined on the fair value at the date of grant for options under the alternative method prescribed by SFAS No. 123, the Company's Net income (loss) would have been adjusted to the pro forma amounts indicated below. The fair value of the Chris-Craft options granted have not been included in this pro forma presentation as they were included in purchase accounting.


                                                      For the year ended June 30,
                                                 ------------------------------------
                                                   2002          2001           2000
                                                 --------      --------      --------
                                                  (in millions except per share data)
Net income (loss):
As reported                                       $ 581        $ (288)        $ 145
Pro forma                                           551          (308)          129
Basic and diluted earnings (loss) per share:
As reported                                       $0.69        $(0.40)        $0.20
Pro forma                                          0.66         (0.43)         0.18


                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Accumulated plan benefits and plan net assets for the Company's defined benefit plans are as follows as of June 30:


                                                                 2002                        2001
                                                              ------------  -------------------------------------------
                                                               Projected
                                                               Benefits      Assets Exceed     Projected
                                                                Exceed        Projected         Benefits
                                                                Assets         Benefits      Exceed Assets     Total
                                                              ------------  --------------   -------------   ----------
                                                                                  (in millions)
Accumulated benefit obligation                                 $    347        $     14        $    239       $    253
  Effect of projected future salary increases                        45               3              36             39
                                                              ------------  --------------   -------------   ----------
Total projected benefit obligations                                 392              17             275            292
Plan assets at fair value                                           274              17             220            237
                                                              ------------  --------------   -------------   ----------
Plan assets less than projected benefit obligations            $    118        $     -         $     55       $     55
                                                              ============  ==============   =============   ===========


In accordance with SFAS No. 87, an additional pension liability of approximately $8 million has been recognized to reflect the excess of the accumulated benefit obligation over the fair value of plan assets.

The components of net periodic pension costs were as follows for the year ended June 30:

                                                               2002           2001           2000
                                                          -------------    -----------   -----------
                                                                          (in millions)
Service cost-benefits earned during the period             $      20        $      16     $      16
Interest cost on projected benefit obligation                     25               19            17
Expected return on plan assets                                   (25)             (24)          (21)
                                                          -------------    -----------   -----------
Net periodic pension cost                                  $      20        $      11     $      12
                                                          =============    ===========   ===========


The following assumptions were used in accounting for the defined benefit plans for the year ended June 30:


                                                               2002           2001           2000
                                                          -------------    -----------   -----------
Discount rate                                                     7%        7% - 7.75%        7.25%
Expected return on plan assets                                    9%               10%          10%
Rate of increase in future compensation                      4%-5.5%         4% - 5.5%      4% - 6%

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS-CONTINUED

The following table sets forth the change in defined benefit obligation for the Company's benefit plans for the year ended June 30:


                                                           2002        2001
                                                        ----------  ----------
                                                            (in millions)

Benefit obligation, beginning of the year               $     292   $     253

Service cost                                                   20          16

Interest cost                                                  25          19

Benefits paid                                                 (14)        (10)

Actuarial gain                                                  4          14
Plan Amendment                                                (10)         -
Acquisitions                                                   75          -
                                                        ----------  ----------
Benefit obligation, end of the year                     $     392   $     292
                                                        ==========  ==========

The following table sets forth the change in the fair value of plan assets for the Company's defined benefit plans for the year ended June 30:


                                                           2002        2001
                                                        ----------  ----------
                                                            (in millions)

Fair value of plan assets, beginning of the year        $     237   $     232

Actual return on plan assets                                   (5)         (3)

Employer contributions                                          6          18

Benefits paid                                                 (14)        (10)
Acquisitions                                                   50           -
                                                        ----------  ----------
Fair value of plan assets, end of the year              $     274   $     237
                                                        ==========  ==========


The funded status of the defined benefit plans was as follows as of June 30:


                                                           2002        2001
                                                        ----------  ----------
                                                            (in millions)

Funded status                                           $    (118)  $     (55)

Unrecognized net loss                                          66          33

Unrecognized prior service cost                               (11)         (2)
                                                        ----------  ----------
Net amount recognized, end of the year                  $     (63)  $     (24)
                                                        ==========  ==========


Amounts recognized in the consolidated balance sheets as of June 30:

                                                           2002        2001
                                                        ----------  ----------
                                                            (in millions)

Prepaid pension assets                                  $       2   $       1

Accrued pension liabilities                                   (73)        (25)
Other Comprehensive Income                                      8           -
                                                        ----------  ----------
Net accrued pension liability, end of year              $     (63)  $     (24)
                                                        ==========  ==========


The unfunded projected benefit obligation as of July 31, 2001 for the Chris-Craft Qualified Pension Plan, the Chris-Craft Non-Qualified Pension Plan and the UTV Pension Plan (together the "Acquired Plans") was, in aggregate, approximately $25 million and was included in the purchase price of Chris-Craft. This unfunded pension obligation of $25 million represents the excess of the projected benefit obligation over the fair value of assets acquired at the date of acquisition. Net periodic pension cost includes expenses of the acquired plans from August 1, 2001 through June 30, 2002.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS-CONTINUED

OTHER POST RETIREMENT BENEFITS

The Company sponsors retiree health and life insurance benefit plans. These benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements. These plans cover approximately 2,000 participants.

The components of net periodic postretirement benefit costs were as follows for the year ended June 30:


                                                      2002       2001      2000
                                                     ------     ------    ------

Service cost-benefits earned during the period       $   6      $   5      $   4
Interest cost on accumulated benefit obligation          4          4          3
Amortization of unrecognized loss                        1          -          -
                                                     ------     ------    ------
Net periodic postretirement benefit cost             $  11      $   9      $   7
                                                     ======     ======    ======


The following table sets forth the change in accumulated postretirement benefit obligation ("APBO") for the Company's postretirement benefit plans for the year ended June 30:


                                                            2002        2001
                                                        ----------   -----------
                                                            (in millions)

APBO, beginning of the year                             $      64    $      50
Service cost                                                    6            5
Interest cost                                                   4            4
Benefits paid                                                  (3)          (2)
Actuarial loss                                                 22            7
Plan Amendments                                                (3)           -
Acquisition                                                     8            -
                                                        ----------   -----------
APBO, end of the year                                   $      98    $      64
                                                        ==========   ===========


The funded status of the Company's postretirement benefit plans was as follows as of June 30:


                                                            2002        2001
                                                        ----------   -----------
                                                            (in millions)
APBO                                                    $      98     $     64
Plan assets                                                     -           -
                                                        ----------   -----------

Funded status                                                 (98)         (64)
                                                        ----------   -----------
Unrecognized net loss                                          35           13

Unrecognized prior service cost                                (4)           -
                                                        ----------   -----------
Accrued postretirement liability, end of the year       $     (67)   $     (51)
                                                        ==========   ===========

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS-CONTINUED

The following weighted average assumptions were used in accounting for the Company's postretirement plans for the year ended June 30:


                                             2002          2001         2000
                                        --------------  ----------  -----------
Discount rate                                   7.00%       7.00%        7.75%
Healthcare cost trend                   12.50%-16.50%       8.50%        8.50%


The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal year 2002:


                                                      Service and
                                                       Interest
                                                        Costs          APBO
                                                     -------------   -----------
                                                            (in millions)
One percentage point increase                           $      1      $    12
One percentage point decrease                           $     (1)     $   (10)


14. RELATED PARTY TRANSACTIONS

As a subsidiary of News Corporation, the Company has entered into a Master Intercompany Agreement, which provides various cash management, financial, tax, legal and other services. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement has been mutually agreed upon based upon allocated costs; provided that all such consideration and any material arrangements are subject to the approval of the audit committee of the Company. The Company has used and expects that it will continue to use various cash management, financial, tax, legal and other services provided by News Corporation or its subsidiaries. All costs relating to direct intercompany services have been reflected in the accompanying consolidated financial statements.

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

The Company advertises in TV Guide, a publication of Gemstar - TV Guide International, Inc. ("Gemstar - TV Guide"), an equity affiliate of News Corporation. For the years ended June 30, 2002, 2001 and 2000, the Company had advertising expenses of $5 million, $7 million and $11 million, respectively, related to Gemstar - TV Guide advertising. In addition, the Company provided Gemstar-TV Guide with programming in the amount of $5 million, $12 million and $16 million for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company supplies programming to subsidiaries and equity affiliates of News Corporation. The Company provided STAR, a subsidiary of News Corporation, with programming in the amount of $7 million for each of the years ended June 30, 2002 and 2001 and $1 million for the year ended June 30, 2000. Equity affiliates of News Corporation that received programming from the Company are British Sky Broadcasting Group, plc ("BSkyB"), a UK satellite broadcaster and FOXTEL, a cable and satellite television service in Australia. BSkyB received programming of $67 million, $75 million and $63 million

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS-CONTINUED

for the years ended June 30, 2002, 2001 and 2000. The amount of programming supplied to FOXTEL was $2 million, $1 million and $1 million for the years ended June 30, 2002, 2001 and 2000, respectively.

In addition, through the normal course of business, the Company is involved in transactions to supply programming and provide other services to equity affiliates that have not been significant in any of the periods presented. These affiliates include Premium Movie Partnership, Regency TV, Telecine, National Sports Partners and National Advertising Partners.

As of June 30, 2002 and 2001, the Company had related party accounts receivable in the amounts of $79 million and $73 million, respectively, included in Accounts receivable, net on the consolidated balance sheets.

The Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. Intercompany interest expense of $182 million, $239 million and $211 million for the years ended June 30, 2002, 2001 and 2000, respectively, is included in interest expense, net in the consolidated statements of operations and reflects the net interest expense associated with the aggregate borrowings from subsidiaries or affiliates of News Corporation. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation's average cost of borrowings as set forth in the Master Intercompany Agreement. For all periods presented, the intercompany interest rate was 8%.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements ("firm commitments") to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company's material firm commitments and borrowings as of June 30, 2002 and the timing that such obligations are expected to have on the Company's liquidity and cash flow in future periods.


                                                              As of June 30, 2002
                                  -----------------------------------------------------------------------------
                                                            Payments Due by Period
                                  -----------------------------------------------------------------------------
                                       Total          1 year        2-3 years      4-5 years     After 5 years
                                  -----------------------------------------------------------------------------
                                                                 (in millions)
 Contractual Obligations and
         Commitments

-------------------------------
Borrowings /(a)/                      $   942         $  942         $    -         $    -          $    -
Due to affiliates of News
  Corporation /(b)/                     1,413              -              -              -           1,413
New Millennium II preferred
  interest /(c)/                          850            576            239             35               -

Major League Baseball /(d)/             1,995            334            765            896               -

National Football League /(e)/          2,880            575          1,490            815               -
National Association of
  Stock Car Auto Racing /(f)/           1,621            201            495            536             389
Commitment for purchase   of
TV station /(g)/                          425            425                             -               -

Capital expenditures                       30             29              1              -               -

Operating leases /(h)/                    502             80            128             93             201
Other programming
  commitments and
  obligations /(i)/                     4,488          1,068          1,160            707           1,553
                                  -----------------------------------------------------------------------------
Total Contractual
  Obligations and
  Commitments                         $15,146         $4,230         $4,278         $3,082          $3,556
                                  =============================================================================

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur ("contingent guarantees"). The Company does not expect that these contingent guarantees will result in any amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that timeframe.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES-CONTINUED


                                                              As of June 30, 2002
                                  -----------------------------------------------------------------------------
                                                           Amount of Guarantees Expiration Per Period
                                                  -------------------------------------------------------------
                                       Total
                                      Amounts
    Contingent Guarantees            Committed      1 year       2-3 years      4-5 years      After 5 years
-------------------------------   --------------  ----------  --------------  ------------  -------------------
                                                              (in millions)
Guarantees/j/                        $  8,655       $   73       $    502        $     -          $  8,080
Guarantees of equity affiliates/k/   $  1,050       $   43       $     93        $   105          $    809



FOOTNOTES:

(a) In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007. The redemption was completed in August 2002. The Company has recorded a pre-tax loss of $42 million on the early redemption of these notes in Other, net in the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145.

(b) The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $1.4 billion of indebtedness to affiliates of News Corporation as of June 30, 2002, which extend through June 30, 2008.

(c) See discussion of New Millennium II in Note 10 "Minority interest in subsidiaries". As noted therein, this interest has no fixed redemption rights but is entitled to an allocation of gross receipts from the distribution of eligible films.

(d) The Company's six-year contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $2.0 billion as of June 30, 2002, before sublicense fees are considered. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is paid a sublicense fee aggregating $590 million over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.

(e) Under the Company's eight-year contract with the NFL through 2006, which contains certain termination clauses, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $2.9 billion as of June 30, 2002, and are payable over the remaining five-year term of the contract assuming no early terminations.

(f) The Company's contracts with the NASCAR, which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal year 2009 and exclusive NASCAR content rights as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing Speed Channel through fiscal year 2013. The remaining future minimum payments aggregated approximately $1.6 billion as of June 30, 2002, and are payable over the remaining terms assuming no early terminations.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES-CONTINUED

(g) In June 2002, the Company entered into an agreement to acquire WPWR-TV in Chicago from Newsweb Corporation for approximately $425 million. This acquisition closed in August 2002.

(h) The Company leases transponders, office facilities, equipment, and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2016.

(i) The Company's minimum commitments and guarantees under certain other programming, local sports broadcast rights, players and other agreements aggregated approximately $4.5 billion as of June 30, 2002 and are payable principally over a five year period.

(j) The Company, News Corporation and certain of News Corporation's subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. During fiscal year 2001, certain of the Company's subsidiaries were released as guarantors of these debt obligations. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2002 and 2001 was approximately $8.7 billion and $9.3 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years. In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

(k) The Company guarantees various sports rights agreements for certain associated companies. The aggregate of these guarantees is approximately $1,050 million and extends through 2019.

Except as otherwise discussed above, the Company does not guarantee the debt of any of its affiliates accounted for using the equity method of accounting.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES-CONTINUED

CONTINGENCIES

REGIONAL PROGRAMMING PARTNERS

In December 1997, Rainbow Media Sports Holdings, Inc. ("Rainbow") (a subsidiary of Cablevision Systems Corporation ("Cablevision")) and Fox Sports Net, Inc. ("Fox Sports Net") (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs. Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers National Hockey League franchise, and the New York Knickerbockers National Basketball Association franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net's interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net's interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net's interest in RPP. Consideration will be, at Rainbow's option, in the form of cash or a three-year note with an interest rate of prime plus 1/2%.

In addition, for 30 days following December 18, 2002 and during certain periods thereafter, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow's option, either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP's securities. The purchase price will be the fair market value of Fox Sports Net's interest in RPP and the consideration will be, at Rainbow's option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus 1/2%.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners ("NSP") in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net ("FSN"), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners ("NAP"), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following December 18, 2002 and during certain periods thereafter, so long as NSP and NAP have not commenced an initial public offering of its securities, Rainbow has the right to cause Fox Sports to, at Fox Sports' option, either (i) purchase all of Rainbow's interests in NSP and NAP, or (ii) consummate an initial public offering of NSP's and NAP's securities. The purchase price will be the fair market value of Rainbow's interest in NSP and NAP and the consideration will be, at Fox Sports Net's option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus 1/2%.

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

16. SEGMENT INFORMATION

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

In the first quarter of fiscal 2002, management redefined its Filmed Entertainment segment to reflect a change in how the business is analyzed and evaluated. The redefined segment includes all activities previously included in the Filmed entertainment segment along with the activity of the former Other Television Businesses segment, primarily comprised of divisions, which produce and distribute television programming and also distribute feature motion pictures. Prior year segments have been reclassified to conform to the current year presentation.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

                                              For the year ended June 30,
                                       -----------------------------------------
                                           2002         2001            2000
                                       ----------    ----------     ------------
                                                     (in millions)
Revenues:
  Filmed Entertainment                     $4,048        $3,676           $3,953
  Television Stations                       1,875         1,550            1,635
  Television Broadcast Network              2,048         1,823            1,751
  Cable Network Programming                 1,754         1,365            1,178
                                       ----------    ----------     ------------
    Total revenues                         $9,725        $8,414           $8,517
                                       ==========    ==========     ============

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION-CONTINUED


                                                    For the year ended June 30,
                                                ------------------------------------
                                                   2002         2001         2000
                                                ----------   ----------   ----------
                                                           (in millions)
Operating income (loss):
  Filmed Entertainment                           $  485       $  277       $  117
  Television Stations                               598          499          585
  Television Broadcast Network                     (283)         (65)          29
  Cable Network Programming                           6          (59)         (75)
  Other operating charge                           (909)           -            -
                                                ----------   ----------   ----------
 Total operating income (loss)                     (103)         652          656
                                                ----------   ----------   ----------
Interest expense, net                              (241)        (345)        (297)
Equity losses of affiliates                        (144)         (92)         (90)
Minority interest in subsidiaries                   (37)         (14)          (4)
Other, net                                        1,540          190            -
                                                ----------   ----------   ----------
Income before provision for income taxes and
  cumulative effect of accounting change         $1,015       $  391       $  265
                                                ==========   ==========   ==========




Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $772 million, $455 million and $373 million for the years ended June 30, 2002, 2001 and 2000, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $40 million, $13 million and $15 million for the years ended June 30, 2002, 2001 and 2000, respectively, has been eliminated within the Filmed Entertainment segment.

Other operating charge, Interest expense, net, Equity losses of affiliates (which primarily relate to entities involved in the production and licensing of cable network programming), Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.


                                                    For the year ended June 30,
                                                ------------------------------------
                                                   2002         2001         2000
                                                ----------   ----------   ----------
                                                           (in millions)
Depreciation and amortization:
  Filmed Entertainment                            $  59        $  65        $  51
  Television Stations                               200          184          189
  Television Broadcast Network                       20           20           18
  Cable Network Programming                         121          118          110
                                                ----------   ----------   ----------
Total depreciation and amortization              $  400        $ 387        $ 368
                                                ==========   ==========   ==========

Capital expenditures:
  Filmed Entertainment                            $  16        $ 58         $  72
  Television Stations                                17          22            85
  Television Broadcast Network                       12          11            12
  Cable Network Programming                          35          54            78
                                                ----------   ----------   ----------
Total capital expenditures                       $   80         145         $ 247
                                                ==========   ==========   ==========

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION-CONTINUED


                                                      As of June 30,
                                                ------------------------
                                                   2002          2001
                                                ----------    ----------
                                                      (in millions)
Total assets:
  Filmed Entertainment                          $   4,454      $  4,690
  Television Stations                              10,945         6,106
  Television Broadcast Network                        828         1,534
  Cable Network Programming                         5,225         4,033
  Investments in equity affiliates                  1,424         1,493
                                                ----------    ----------
 Total assets                                   $  22,876      $ 17,856
                                                ==========    ==========
Intangible assets, net:
  Filmed Entertainment                          $     480      $    459
  Television Stations                               9,458         4,783
  Television Broadcast Network                          -             -
  Cable Network Programming                         3,231         2,405
                                                ----------    ----------
 Total intangible assets, net                   $  13,169      $  7,647
                                                ==========    ==========


There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.


                                        For the year ended June 30,
                                 ---------------------------------------
Geographic Segments                 2002          2001           2000
                                 ----------    ----------     ----------
                                              (in millions)
Revenues:
  United States and Canada        $  8,047      $  6,827       $  6,588
  Europe                             1,111         1,071          1,175
  Other                                567           516            754
                                -----------    ----------    ----------
 Total revenues                   $  9,725      $  8,414       $  8,517
                                ===========    ==========    ==========

                                                   As of June 30,
                                               -------------------------
                                                   2002          2001
                                               ----------    -----------
                                                    (in millions)
Long-Lived Assets:
  United States and Canada                      $ 19,464       $ 13,911
  Europe                                              34             87
  Other                                               94             76
                                               ----------    -----------
Total long-lived assets                         $ 19,592       $ 14,074
                                               ==========    ===========


                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

                                                                          For the year ended June 30,
                                                                   ---------------------------------------
                                                                       2002          2001        2000
                                                                   -----------  ------------  -----------
                                                                               (in millions)
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
  Balance at the beginning of the year                                 $   170       $   167      $   125
  Charged to costs and expenses                                            376           242          194
  Actual returns/ write-offs/ recoveries/ other                           (271)         (239)        (152)
                                                                   -----------  ------------- -----------
  Balance at the end of the year                                       $   275       $   170      $   167
                                                                   ===========  ============  ===========
                                                                                As of June 30,
                                                                   --------------------------------------
                                                                       2002          2001        2000
                                                                   -----------  ------------  -----------
                                                                               (in millions)
INTANGIBLE ASSETS, NET
  Goodwill                                                             $ 5,503       $ 3,284      $ 3,252
  FCC licenses                                                           8,437         5,506        5,506
  Franchises and other                                                     810           212          212
                                                                   -----------  ------------  -----------
                                                                        14,750         9,002        8,970
  Less accumulated amortization                                         (1,581)       (1,355)      (1,134)
                                                                   -----------  ------------  -----------
  Total intangible assets, net                                         $13,169       $ 7,647      $ 7,836
                                                                   ===========  ============  ===========

Amounts preliminarily allocated to Goodwill, FCC licenses and Franchises and other for several of the Company's fiscal year 2002 acquisitions are subject to adjustment and reclassification upon the completion of the final allocation.

ADVERTISING EXPENSES

     The Company incurred advertising expenses of $1,061 million, $947 million, and $789 million for the years ended June 30, 2002, 2001 and 2000, respectively. Advertising expenses for the Filmed Entertainment segment included above for the fiscal years 2002 and 2001 were recognized in accordance with SOP 00-2 while advertising expenses in fiscal year 2000 were recognized in accordance with SFAS No. 53.

OPERATING LEASE EXPENSE

Total operating lease expense was approximately $98 million, $70 million, and $77 million for the years ended June 30, 2002, 2001 and 2000, respectively.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                            For the three months ended
                                                         ------------------------------------------------------------------
                                                          September 30,       December 31,       March 31,       June 30,
                                                         ----------------   ----------------   -------------   ------------
                                                                         (in millions, except per share amounts)
Fiscal 2002/(1)/
-------------------------------------------------------
Revenues                                                     $ 2,065            $ 2,741         $ 2,488        $ 2,431
Operating income (loss)                                          142               (695)            262            188
Cumulative effect of accounting change, net of tax               (26)                 -               -              -
Net income (loss)                                                (22)               455             108             40
Basic and diluted cumulative effect of accounting
  change, net of tax, per share                              $ (0.04)                 -               -              -
Basic and diluted earnings (loss) per share                  $ (0.03)           $  0.54         $  0.13         $ 0.05

Fiscal 2001
-------------------------------------------------------
Revenues                                                     $ 1,807            $ 2,481         $ 1,943        $ 2,183
Operating income (loss)                                          171                276             100            105
Cumulative effect of accounting change, net of tax              (494)                 -               -              -
Net income (loss)                                               (458)                 5              (9)           174
Basic and diluted cumulative effect of accounting
  change, net of tax, per share                              $ (0.68)                 -               -              -
Basic and diluted earnings (loss) per share                  $ (0.63)           $  0.01         $ (0.01)        $ 0.24



  (1) Additional significant items that impacted earnings during the second quarter of fiscal year 2002 were the writedown of the Company's national sports contracts of $909 million and the gains on the sales of FFW and Outdoor Life aggregating to $1,585 million.

19. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for by the purchase method and that acquired intangible assets be recognized apart from goodwill if they meet specific criteria. SFAS No. 141 supersedes APB Opinion No. 16 and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the requirement to amortize goodwill, identifiable intangible assets that have indefinite useful lives and the excess cost of equity investments attributable to such intangibles. However, it requires that goodwill and identifiable intangibles with indefinite lives be tested for impairment at least annually using the guidance specifically provided in the statement. SFAS No. 142 supersedes APB Opinion No. 17 and will be adopted by the Company on July 1, 2002. While the Company is still in the process of evaluating the overall impact of adopting the provisions of SFAS No. 142, the Company expects that all of its goodwill, a substantial amount of its identifiable intangibles, primarily FCC Licenses, and the excess cost of equity investments attributable to indefinite-lived intangibles will no longer be amortized beginning in the first quarter of fiscal 2003. In addition, the Company's share of net income (loss) of certain of its equity affiliates that have adopted SFAS No. 142 will no longer reflect the amortization of such affiliates' goodwill and indefinite-lived intangibles. This will result in an annual reduction in amortization expense of approximately $200 million and an increase in equity earnings of approximately $30 million, all on a pre-tax basis. In addition, the Company does not currently expect that adoption of SFAS No. 142 will result in a transitional impairment loss that will be material to its consolidated statement of operations.

                        FOX ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RECENTLY ISSUED ACCOUNTING STANDARDS-CONTINUED

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for the impairment or disposal of long-lived assets to be (i) held and used and (ii) disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will adopt SFAS No. 144 on July 1, 2002 and does not expect it to have a material impact on its consolidated statement of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company has adopted the provisions of SFAS No. 145. (See Note 9.)

20. SUBSEQUENT EVENTS

On August 21, 2002, the Company acquired WPWR-TV in Chicago from Newsweb Corporation for approximately $425 million.

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

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

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company previously reported in its Current Report on Form 8-K dated April 22, 2002 that it dismissed Arthur Andersen LLP as its independent auditors and engaged Ernst & Young LLP to act as its independent auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information contained in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") under the captions "Election of Directors", "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the 2002 Proxy Statement under the captions "Executive Officers of the Company" and "Committees of the Board - Board Meetings" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the 2002 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.
                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      and (d) Financial Statements and Schedules (see Index on Page 56)

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K of the registrant filed April 22, 2002 relating to the announcement that, on April 16, 2002, the registrant dismissed Arthur Andersen LLP as its independent auditors.

         (ii) Current Report on Form 8-K of the registrant filed June 25, 2002 relating to the announcement that, on June 17, 2002, The News Corporation Limited, Fox Television Stations, Inc., a wholly-owned subsidiary of the registrant, ("Fox Television Stations") and Meredith Corporation completed the exchange of Meredith's WOFL (TV) in Orlando, Florida and WOGX (TV) in Ocala, Florida for Fox Television Station's KPTV (TV) in Portland, Oregon.

         (iii) Current Report on Form 8-K of the registrant filed June 28, 2002 relating to the announcement that, on June 27, 2002, the registrant and Fox Television Stations, Inc. had agreed to purchase WPWR-TV in Chicago, Illinois from Newsweb Corporation.

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

Date: September 19, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                       Title                    Date
            --------------                  ------                 -------


/s/  K. RUPERT MURDOCH                      Director          September 19, 2002
-----------------------------------
K. Rupert Murdoch


/s/  DAVID F. DeVOE                         Director          September 19, 2002
-----------------------------------
David F. DeVoe


/s/ ARTHUR M. SISKIND                       Director          September 19, 2002
-----------------------------------
Arthur M. Siskind


/s/ PETER CHERNIN                           Director          September 19, 2002
-----------------------------------
Peter Chernin


/s/  LACHLAN K. MURDOCH                     Director          September 19, 2002
-----------------------------------
Lachlan K. Murdoch


/s/ CHRISTOS M. COTSAKOS
-----------------------------------         Director          September 19, 2002
Christos M. Cotsakos


/s/  THOMAS W. JONES
-----------------------------------         Director          September 19, 2002
Thomas W. Jones

  CERTIFICATIONS

     I, K. Rupert Murdoch, Chairman and Chief Executive Officer of Fox Entertainment Group, Inc. (the "Company"), certify that:

1.       I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

  Date:  September 19, 2002

                                            /s/ K. Rupert Murdoch
                                            K. Rupert Murdoch
                                            Chairman and Chief Executive Officer

  I, David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of Fox Entertainment Group, Inc. (the "Company"), certify that:

1.       I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

  Date:  September 19, 2002

                    /s/ David F. DeVoe
                    David F. DeVoe
                    Senior Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                                                                   EXHIBIT NO.
                                                                   IN DOCUMENT
EXHIBIT                                                            INCORPORATED
NO.           DESCRIPTION                                          BY REFERENCE
--------      ---------------------                                -------------
  3.1         Restated Certificate of
              Incorporation of the Company                         3.1(1)
  3.2         Form of By-Laws of the Company                       3.2(1)
  4.1         Specimen Certificate for Shares of
              Class A Common Stock of the Company                  4.1(2)
 10.1         Indenture, dated as of January 28, 1993, by
              and among News America Hold- ings
              Incorporated, the guarantors named therein
              and State Street Bank and Trust Company (as
              successor to The First National Bank of
              Boston), as Trustee, with respect to senior
              debt securities                                      2(3)
 10.2         First Supplemental Indenture, dated as of
              March 24, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and State Street Bank and Trust
              Company (as successor to The First National
              Bank of Boston), as Trustee, with respect to
              senior debt securities                               2(4)
 10.3         Second Supplemental Indenture, dated as of
              April 8, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and State Street Bank and Trust
              Company (as successor to The First National
              Bank of Boston), as Trustee, with respect
              to senior debt securities                            3(4)
 10.4         Third Supplemental Indenture, dated as of
              May 20, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and State Street Bank and Trust
              Company (as successor to The First National
              Bank of Boston), as Trustee, with respect
              to senior debt securities                            4.7(5)
 10.5         Fourth Supplemental Indenture, dated as of
              May 28, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and State Street Bank and Trust
              Company (as successor to The First National
              Bank of Boston), as Trustee, with respect
              to senior debt securities                            4.8(5)

                                                                   EXHIBIT NO.
                                                                   IN DOCUMENT
 EXHIBIT                                                           INCORPORATED
 NO.          DESCRIPTION                                          BY REFERENCE
 --------     ---------------------                                -------------
 10.6         Fifth Supplemental Indenture, dated as of
              July 21, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and State Street Bank and Trust
              Company (as successor to The First National
              Bank of Boston), as Trustee, with respect
              to senior debt securities                            4.6(6)
 10.7         Form of Sixth Supplemental Indenture,
              dated as of January 25, 1994, by and among
              News America Holdings Incorpo- rated, the
              guarantors named therein and State Street
              Bank and Trust Com- pany (as successor to
              The First Na- tional Bank of Boston), as
              Trustee, with respect to senior debt securities      4.7(7)
 10.8         Form of Seventh Supplemental
              Indenture, dated as of February 4, 1994, by
              and among News America Holdings
              Incorporated, the guarantors named therein
              and State Street Bank and Trust Company (as
              successor to The First National Bank of
              Boston), as Trustee, with respect to senior
              debt securities                                      4.8(8)
 10.9         Form of Eight Supplemental Indenture, dated
              as of May 12, 1994, by and among News
              America Holdings Incorporated, the
              guarantors named therein and State Street
              Bank and Trust Company (as successor to The
              First National Bank of Boston), as Trustee,
              with respect to senior debt securities               4.9(8)
10.11         Form of Ninth Supplemental Indenture,
              dated as of July 27, 1995 by and among
              News America Holdings Incorporated, the
              guarantors named therein and State Street
              Bank and Trust Company (as successor to The
              First National Bank of Boston), as Trustee,
              with respect to senior debt securities               4.10(9)
10.12         Form of Tenth Supplemental Indenture,
              dated as of March 2, 2000 by and among
              News America Holdings
              Incorporated, the guarantors named therein
              and State Street Bank and Trust Company (as
              successor to The First National Bank of
              Boston), as Trustee, with respect to senior
              debt securities                                      10.12(10)
10.13         Form of Eleventh Supplemental Indenture,
              dated as of February 14, 2001 by and
              among News America Holdings
              Incorporated, the guarantors named therein
              and State Street Bank and Trust Company (as
              successor to The First National Bank of
              Boston), as Trustee, with respect to senior debt
              securities                                           10.13(10)

                                                                   EXHIBIT NO.
                                                                   IN DOCUMENT
EXHIBIT                                                            INCORPORATED
NO.           DESCRIPTION                                          BY REFERENCE
--------      ---------------------                                ------------
10.14         Form of Amended and Restated
              Indenture, dated as of March 24,
              1993, by and among News America
              Holdings Incorporated, the guarantors
              named therein and The Bank of New
              York, as Trustee, with respect to
              senior debt securities                               4.1(11)
10.15         First Supplemental Indenture, dated as of
              May 20, 1993, by and among News America
              Holdings Incorporated, the guarantors named
              therein and The Bank of New York, as
              Trustee, with respect
              to senior debt securities                            4.2(5)
10.16         Second Supplemental Indenture, dated
              as of May 28, 1993, by and among News
              America Holdings Incorporated, the
              guarantors named therein and The Bank
              of New York, as Trustee, with respect
              to senior debt securities                            4.3(5)
10.17         Third Supplemental Indenture, dated
              as of July 21, 1993, by and among
              News America Holdings Incorporated,
              the guarantors named therein and The
              Bank of New York, as Trustee, with
              respect to senior debt securities                    4.14(12)
10.18         Fourth Supplemental Indenture, dated as of
              October 20, 1995, by and among News America
              Holdings Incorporated, the guarantors named
              therein and The Bank of New York, as
              Trustee, with respect to the senior debt securities  4.15(12)
10.19         Fifth Supplemental Indenture, dated
              as of January 8, 1998, by and among
              News America Incorporated, the guarantors
              named therein and The Bank of New York,
              as Trustee with respect to senior debt securities    4.6(13)
10.20         Sixth Supplemental Indenture, dated as of March 1,
              1999, by and among News America Incorporated, the
              guarantors named therein and The Bank of New York,
              as Trustee, with respect
              to the senior debt securities                        10.20(10)
10.21         Seventh Supplemental Indenture dated as of
              February 14, 2001, by and among News America
              Incorporated, the guarantors named therein and
              The Bank of New York, as Trustee,
              with respect to the senior debt securities           10.21(10)
10.22         Composite Revolving Credit Agreement, dated as of
              May 19, 1993(including amendments dated August 9,
              1993, September 14, 1993, May 12, 1994, March 30,
              1995, February 29, 1996 and December 20,
              1996) among News America Incorporated et al,
              several agents, managers and banks                   10.21(2)
10.23         Indenture for the 5% Subordinated
              Discount Debentures, dated as of November
              12, 1996, among News America Holdings
              Incorporated, The News Corporation
              Limited, each of the Subsidiary Guarantors named therein and

                                                                   EXHIBIT NO.
                                                                   IN DOCUMENT
EXHIBIT                                                            INCORPORATED
NO.           DESCRIPTION                                          BY REFERENCE
--------      ---------------------                                ------------
              The Bank of New York, as Trustee                     4(i)(14)
10.24         First Supplemental Indenture, dated as of
              March 2, 2000, by and among News America
              Holdings Incorporated, The News Corporation
              Limited, each of the Subsidiary Guarantors named
              therein and The Bank of New York, as Trustee         10.24(10)
10.25         Second Supplemental Indenture, dated as of
              February 14, 2001, by and among News America
              Holdings Incorporated, The News Corporation
              Limited, each of the Subsidiary Guarantors named
              therein and The Bank of New York, as Trustee         10.25(10)
10.26         Indenture, dated as of February 28, 2001, by and
              among News America Incorporated, The News
              Corporation Limited, the other Guarantors named
              therein and The Bank of New York, as Trustee, with
              respect to the Liquid Yield Option(TM)Notes due
              February 28, 2021.                                   4.1(15)
10.27         Form of Master Intercompany
              Agreement between the Company and
              The News Corporation Limited                         10.29(2)
10.28         Letter Agreement between the Company and
              The News Corporation Limited dated as of June 30,
              2002*
10.29         Form of Tax Sharing Agreement between
              the Company and News Publishing Australia Limited    10.31(2)
10.30         Amendment No. 7, dated as of June 8, 1998, to the
              Revolving Credit Agreement dated as of May 19, 1993
              (as amended on August 9, 1993, September 14, 1993,
              May 12, 1994, March 30, 1995, February 29, 1996 and
              December 29, 1996) among News America Incorporated
              et al, several agents, managers and banks            10.32(2)
10.31         Amendment No. 8, dated as of
              November 22, 2000, to the Revolving Credit
              Agreement dated as of May 19, 1993 (as
              amended on August 9, 1993, September 14,
              1993, May 12, 1994, March 30, 1995, February
              29, 1996, December 20, 1996 and June 8, 1998)
              among News America Incorporated et al, several
              agents, managers and banks                           1.1(18)
10.32         Form of Transfer Agreement among The News
              Corporation Limited, News Publishing Australia
              Limited, FEG Holdings, Inc. and Fox Entertainment
              Group, Inc.                                          10.5(17)
 21.1         List of Principal Subsidiaries of the Company*
 23.1         Consent of Ernst & Young LLP*
 23.2         Notice Regarding Consent of Arthur Andersen LLP regarding
              Fox Entertainment Group, Inc.*
 23.3         Notice Regarding Consent of Arthur Andersen LLP regarding
              Fox Family Worldwide, Inc*
 99.1         Certification Pursuant to USC Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
 99.2         Certification Pursuant to USC Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes
              Oxley Act of 2002*

------------------------

 * Filed herewith

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

(5) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(6) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(7) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(8) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(9) Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(10) Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 28, 2001.
(11) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 33-67008) filed with the Securities and Exchange Commission on May 4, 1993.
(12) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(13) Incorporated by reference to the Registration Statement Form F-4 of News America Incorporated on (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(14) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on January 26, 1998.
(15) Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-12995) filed with the Securities and Exchange Commission on May 25, 2001.
(16) Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 9, 1998.
(17) Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.
(18) Incorporated by reference to the Annual Report on Form 20-F of The News Corporation Limited, filed with the Securities and Exchange Commission on December 15, 2000.