Form 10-Q
period 2002-09-30
FOX ENTERTAINMENT GROUP INC
filed 2002-11-06
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to

Commission file number 1-14595

FOX ENTERTAINMENT GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4066193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(212) 852-7111
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 1, 2002, 302,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

	For the three months ended September 30,
	2002	2001
Revenues	$2,344	$2,065
Expenses:
Operating	1,586	1,515
Selling, general and administrative	322	305
Depreciation and amortization	47	103

Operating income	389	142

Other (expense) income:
Interest expense, net	(46)	(72)
Equity earnings (losses) of affiliates	2	(51)
Minority interest in subsidiaries	(9)	(11)

Income before provision for income taxes and cumulative effect of accounting change	336	8
Provision for income tax expense on a stand-alone basis	(122)	(4)

Income before cumulative effect of accounting change	214	4
Cumulative effect of accounting change, net of tax	—	(26)

Net income (loss)	$214	$(22)

Basic and diluted earnings per share before cumulative effect of accounting change	$0.25	$0.01
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	(0.04)

Basic and diluted earnings (loss) per share	$0.25	$(0.03)

Basic and diluted weighted average number of common equivalent shares outstanding	850	806

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions except share and per share amounts)

	As of September 30, 2002	As of June 30, 2002
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$76	$56
Accounts receivable, net	2,632	2,577
Filmed entertainment and television programming costs, net	3,277	3,062
Investments in equity affiliates	1,487	1,424
Property and equipment, net	1,479	1,501
Intangible assets, net	8,663	8,076
Goodwill, net	4,978	5,093
Other assets and investments	991	1,087

Total assets	$23,583	$22,876

Liabilities and Shareholders’ Equity:

Liabilities:
Accounts payable and accrued liabilities	$1,602	$1,844
Participations, residuals and royalties payable	1,206	1,129
Television programming rights payable	1,561	1,428
Deferred revenue	468	500
Borrowings	—	942
Deferred income taxes	2,138	1,912
Other liabilities	682	735

	7,657	8,490
Due to affiliates of News Corporation	2,818	1,413

Total liabilities	10,475	9,903

Minority interest in subsidiaries (Note 10)	805	878

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30 and June 30, 2002	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 302,436,375 issued and outstanding as of September 30 and June 30, 2002	3	3
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of September 30 and June 30, 2002	6	6
Additional paid-in capital	11,569	11,569
Retained earnings and accumulated other comprehensive income	725	517

Total shareholders’ equity	12,303	12,095

Total liabilities and shareholders’ equity	$23,583	$22,876

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the three months ended September 30,
	2002	2001
Operating activities:
Net income (loss)	$214	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47	103
Amortization of cable distribution investments	31	26
Cumulative effect of accounting change, net of tax	—	26
Equity (earnings) losses of affiliates and distributions	(1)	59
Minority interest in subsidiaries	6	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	18	(12)
Filmed entertainment and television programming costs, net	(260)	(253)
Accounts payable and accrued liabilities	3	67
Participations, residuals and royalties payable and other liabilities	77	103

Net cash provided by operating activities	135	97

Investing activities:
Acquisitions, net of cash acquired	(427)	(381)
Investments in equity affiliates	(51)	(7)
Other investments	(2)	(15)
Purchases of property and equipment	(26)	(20)
Disposals of property and equipment	9	10

Net cash used in investing activities	(497)	(413)

Financing activities:
Borrowings (repayments)	(947)	(93)
Increase (decrease) in Preferred Interests	(76)	12
Advances from affiliates of News Corporation, net	1,405	451

Net cash provided by financing activities	382	370

Net increase in cash and cash equivalents	20	54
Cash and cash equivalents, beginning of year	56	66

Cash and cash equivalents, end of year	$76	$120

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of September 30, 2002, held equity and voting interests in the Company of 85.32% and 97.84%, respectively.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on September 20, 2002.

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

During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill, indefinite-lived intangible assets and excess cost over the Company’s share of equity investees’ assets will no longer be amortized, resulting in a reduction of Depreciation and amortization expense and an improvement in Equity earnings of affiliates. (See Note 3) In addition, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS Nos. 143 and 144 did not have a material impact on the Company’s financial statements.

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated condensed statements of operations. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended September 30,
	2002	2001
	(in millions)
Gross Revenues	$2,375	$2,091
Amortization of cable distribution investments	(31)	(26)

Revenues	$2,344	$2,065

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation – continued

Fox Family Worldwide, Inc. (“FFW”), formerly an equity affiliate of the Company until it was sold in October 2001, adopted Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” on July 1, 2001, at which time it recorded a one-time, non-cash charge of approximately $53 million as a cumulative effect of accounting change. The Company’s share, approximately $26 million, has been accounted for as a cumulative effect of accounting change in the accompanying unaudited consolidated condensed statement of operations for the three months ended September 30, 2001.

Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

Note 2 – Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended September 30,
	2002	2001
	(in millions)
Net income (loss)	$214	$(22)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	3

Total comprehensive income (loss)	$208	$(19)

Note 3 – Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 requires the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. In addition, for goodwill and other intangibles acquired in business combinations consummated before July 1, 2001, SFAS No. 141, “Business Combinations,” requires the Company to reclassify to goodwill those intangibles (and their related deferred tax liabilities) that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill and to reclassify to intangibles those amounts reported as goodwill that meet the SFAS No. 141 criteria for separate recognition. Accordingly, the Company has made several reclassifications between goodwill and other intangibles as of the date of the adoption.

The Company’s intangible assets and related accumulated amortization are as follows:

	As of June 30, 2002
	Gross	Accumulated Amortization	Net	Weighted average useful lives
	(in millions)
Intangible assets not subject to amortization
FCC licenses	8,437	(1,101)	7,336	Indefinite-lived
Franchise rights and other	750	(14)	736	Indefinite-lived

	9,187	(1,115)	8,072

Intangible assets subject to amortization	60	(56)	4	4.3 years

Total Intangibles	9,247	(1,171)	8,076

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 – Goodwill and Other Intangible Assets – continued

	As of September 30, 2002
	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets not subject to amortization
FCC licenses	9,559	(1,101)	8,458
Franchise rights and other	226	(21)	205

	9,785	(1,122)	8,663

Intangible assets subject to amortization	60	(60)	—

Total Intangibles	9,845	(1,182)	8,663

Aggregate amortization expense for the three months ended September 30, 2002 was $4 million. As of September 30, 2002, all remaining intangible assets were determined to have indefinite lives.

The changes in the carrying value of goodwill, by segment, is as follows:

	Filmed Entertainment	Television Stations	Television Broadcast Network	Cable Network Programming	Total Goodwill
	(in millions)
Balance as of June 30, 2002	$356	$2,246	$—	$2,491	$5,093
Adoption of SFAS No. 142	124	(129)	—	(40)	(45)
Purchase price adjustments(1)	—	(412)	—	342	(70)

Balance as of September 30, 2002	$480	$1,705	$—	$2,793	$4,978

(1)	Adjustments primarily relate to the purchase price allocations for the acquisitions of Chris Craft Industries, Inc., Speedvision Network LLC and WPWR-TV.

The following table provides a reconciliation of reported Income before cumulative effect of accounting change for the three months ended September 30, 2001 to Adjusted income before cumulative effect of accounting change that would have been reported had SFAS No. 142 been adopted as of July 1, 2001.

	For the three months ended September 30, 2001
	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change
	(in millions, except per share amounts)
As reported—historical basis	$4	$0.01
Add: Goodwill amortization	16	0.02
Add: Intangible amortization	40	0.05
Add: Intangible amortization related to equity investees	16	0.02
Income tax impact of the above adjustments	(20)	(0.02)

Adjusted income before cumulative effect of accounting change	$56	$0.08

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Borrowings

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in August 2002. The Company recorded a pre-tax loss of $42 million on the early redemption of the Notes in the consolidated statement of operations for the year ended June 30, 2002, in accordance with SFAS No. 145.

Note 5 – Chris-Craft Acquisition

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, “Chris-Craft”). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). Simultaneously with the closing of the acquisition, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft’s ten television stations (the “Acquired Stations”) to the Company in exchange for 122,244,272 shares of the Company’s Class A Common Stock and net indebtedness of $48 million (the “Exchange”), thereby increasing News Corporation’s ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission (“FCC”) for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company’s existing television station business. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

The Company consolidated the results of operations of the Acquired Stations as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the Exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with Emerging Issues Task Force No. (“EITF”) 90-5, “Exchanges of Ownership Interests between Entities under Common Control,” the Company recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, in November 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”). In June 2002, the Company exchanged KPTV-TV in Portland for Meredith Corporation’s WOFL-TV in Orlando and WOGX-TV in Ocala (the “Meredith swap”, and together with the Viacom and Clear Channel swaps, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed. The allocation to acquired intangible assets included both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142. The goodwill and intangibles were assigned to the Television Stations segment, the majority of which is not deductible for tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 – Other Acquisitions and Dispositions

In July 2001, as a result of the exercise of rights by existing shareholders of Speedvision Network, LLC, the Company acquired an additional 53.44% of Speedvision Network, LLC, now Speed Channel, Inc. (“Speed Channel”), for approximately $401 million, increasing the Company’s ownership in Speed Channel to approximately 85.46%. As a result, the Company consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company’s ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which was reflected in the consolidated statement of operations for the year ended June 30, 2002.

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which was reflected in the consolidated statement of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season Major League Baseball (“MLB”) games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

In December 2001, News Corporation acquired from Liberty Media Corporation its 50% interest in International Sports Programming LLC (“Fox Sports International”), in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In January 2002, the Company acquired an approximate 23.3% interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Segment Information

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

	For the three months ended September 30,
	2002	2001
	(in millions)
Revenues:
Filmed Entertainment	$883	$939
Television Stations	514	396
Television Broadcast Network	424	320
Cable Network Programming	523	410

Total revenues	$2,344	$2,065

Operating income (loss):
Filmed Entertainment	$105	$123
Television Stations	209	78
Television Broadcast Network	(8)	(43)
Cable Network Programming	83	(16)

Total operating income (loss)	389	142

Interest expense, net	(46)	(72)
Equity earnings (losses) of affiliates	2	(51)
Minority interest in subsidiaries	(9)	(11)

Income before provision for income taxes and cumulative effect of accounting change	$336	$8

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $160 million and $234 million for the three months ended September 30, 2002 and 2001, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $16 million and $71 million for the three months ended September 30, 2002 and 2001, respectively, has been eliminated within the Filmed Entertainment segment.

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Segment Information – continued

	As of September 30, 2002	As of June 30, 2002
	(in millions)
Total assets:
Filmed Entertainment	$4,491	$4,454
Television Stations	11,752	10,945
Television Broadcast Network	861	828
Cable Network Programming	4,992	5,225
Investments in equity affiliates	1,487	1,424

Total assets	$23,583	$22,876

Note 8 – Guarantees of News Corporation Debt

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30 and June 30, 2002 was approximately $8.7 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	September 30, 2002	June 30, 2002
	(in millions)
Filmed entertainment costs:
Films:
Released	$752	$728
Completed, not released	92	80
In production	426	366
In development or preproduction	38	49

	1,308	1,223

Television productions:
Released	441	500
In production	200	94
In development or preproduction	5	7

	646	601

Total filmed entertainment costs, less accumulated amortization	1,954	1,824
Television programming costs, less accumulated amortization	1,323	1,238

Total filmed entertainment and television programming costs, net	$3,277	$3,062

Note 10 – Minority Interest in Subsidiaries

In March 2001, the Company entered into a series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation (“TCF”), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the “New Millennium II Agreement”). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was a reduction of $76 million and an increase of $8 million for the three months ended September 30, 2002 and September 30, 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II agreement in the amount of $91 million and redemptions by the Company of Preferred Interests of $167 million during the first quarter of fiscal year 2003. During the first quarter of fiscal year 2002, the Company issued additional Preferred Interests under the New Millennium II agreement in the amount of $175 million and redemptions by the Company of Preferred Interests of $167 million.

As of September 30, 2002, there was approximately $774 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated condensed statements of operations.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 10 – Minority Interest in Subsidiaries – continued

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation’s debt rating:

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

Through September 30, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 55% of the outstanding balance as of September 30, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

Note 11 – Contingencies

Regional Programming Partners

In December 1997, Rainbow Media Sports Holdings, Inc. (“Rainbow”) (a subsidiary of Cablevision Systems Corporation (“Cablevision”)) and Fox Sports Net, Inc. (“Fox Sports Net”) (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs. Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers National Hockey League franchise, and the New York Knickerbockers National Basketball Association franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s interest in RPP plus (b) an 8% rate of return on the amount in (a) or (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus ½%.

In addition, for 30 days following December 18, 2002 and during certain periods thereafter, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following December 18, 2002 and during certain periods thereafter, so long as NSP and NAP have not commenced an initial

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 – Contingencies – continued

public offering of its securities, Rainbow has the right to cause Fox Sports to, at Fox Sports’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an initial public offering of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow.

Note 12 – Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, “Accounting for Leases,” has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during fiscal year 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc. (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on May 3, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

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

Television Stations and Television Broadcast Network.    The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company (“FOX”) and to national “spot” and local advertisers by the Company’s group of 35 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

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

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated condensed statements of operations. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended September 30,
	2002	2001
	(in millions)
Gross Revenues	$2,375	$2,091
Amortization of cable distribution investments	(31)	(26)

Revenues	$2,344	$2,065

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

Depreciation and Amortization Expense.    Depreciation and amortization expense includes the depreciation of property, plant and equipment, as well as amortization of finite-lived intangible assets. In fiscal year 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, resulting in a reduction of Depreciation and amortization expense.

Use of Operating Income Before Depreciation and Amortization

Management believes that an appropriate measure for evaluating the operating performance of the Company’s business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure liquidity and operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors’ data. Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the depreciation of property, plant and equipment, as well as amortization of finite-lived intangible assets. In fiscal year 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Results of Operations – Three months ended September 30, 2002 versus Three months ended September 30, 2001.

The following table sets forth the Company’s operating results, by segment, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

	For the three months ended September 30,
	2002	2001	Change	% Change
		(in millions)
Revenues(1):
Filmed Entertainment	$883	$939	$(56)	(6)%
Television Stations	514	396	118	30%
Television Broadcast Network	424	320	104	33%
Cable Network Programming	523	410	113	28%

Total revenues	$2,344	$2,065	$279	14%

Operating income (loss):
Filmed Entertainment	$105	$123	$(18)	(15)%
Television Stations	209	78	131	168%
Television Broadcast Network	(8)	(43)	35	81%
Cable Network Programming	83	(16)	99	619%

Total operating income (loss)	389	142	247	174%

Interest expense, net	(46)	(72)	26	36%
Equity earnings (losses) of affiliates	2	(51)	53	104%
Minority interest in subsidiaries	(9)	(11)	2	18%

Income before provision for income taxes and cumulative effect of accounting change	336	8	328	**
Provision for income tax expense on a stand-alone basis	(122)	(4)	(118)	**

Income before cumulative effect of accounting change	214	4	210	**
Cumulative effect of accounting change, net of tax	—	(26)	26	**

Net income (loss)	$214	$(22)	$236	**

Other data:
Operating Income Before Depreciation and Amortization(2):
Filmed Entertainment	$118	$137	$(19)	(14)%
Television Stations	224	129	95	74%
Television Broadcast Network	(3)	(38)	35	92%
Cable Network Programming	128	43	85	198%

Total Operating Income Before Depreciation and Amortization	$467	$271	$196	72%

**	not meaningful

FOOTNOTE:

(1)
In January 2002, the Company adopted EITF 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended September 30,
	2002	2001
	(in millions)
Gross Revenues	$2,375	$2,091
Amortization of cable distribution investments	(31)	(26)

Revenues	$2,344	$2,065

(2)
Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing.

Overview of Company Results.    For the quarter ended September 30, 2002, total revenues increased approximately 14% from $2,065 million in the first quarter of fiscal 2002 to $2,344 million. Revenues at the Television Stations and Cable Network Programming segments principally contributed to this increase. Operating expenses increased approximately 5% for the quarter ended September 30, 2002 due primarily to increased prime time, National Football League (“NFL”) and Major League Baseball (“MLB”) programming costs at the Television Broadcast Network segment partially offset by decreased amortization of production costs at the Filmed Entertainment segment due to decreased revenues and production cost savings. Selling, general and administrative expenses increased approximately 6% due to increased employee costs at the Television Stations segment due to the full quarter inclusion of the Acquired Stations (as defined below). In the first quarter of fiscal year 2003, Depreciation and amortization expense decreased approximately 54% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of the amortization of goodwill and indefinite-lived intangibles impacting primarily the Television Stations and Cable Network Programming segments. For the quarter ended September 30, 2002, Operating income and Operating Income Before Depreciation and Amortization increased $247 million to $389 million and $196 million to $467 million, respectively, from the corresponding period of the preceding fiscal year. The Cable Network Programming and Television Stations segments’ results primarily contributed to these increases.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 requires the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating income, Equity losses of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $47 million, $198 million, $35 million, $56 million, and $0.08 per share, respectively.

Equity earnings of affiliates of $2 million for the quarter ended September 30, 2002 increased from losses of $51 million from the corresponding period of the preceding fiscal year. This improvement is primarily related to earnings reported this year at Regional Programming Partners (“RPP”) as compared to significant losses in the first quarter of fiscal year 2002, as well as from the absence of losses from Fox Family Worldwide (“FFW”) since its sale in October 2001 and International Sports Programming LLC (“Fox Sports International”) due to its consolidation in December 2001. Also contributing to this improvement is decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have been improved by $16 million for the quarter ended September 30, 2001.

Net income for the quarter ended September 30, 2002 was $214 million ($0.25 per share), an improvement of $236 million from losses of $22 million ($0.03 loss per share) for the quarter ended September 30, 2001. Increased revenues at the Television Stations and Cable Network Programming segments as well as reduced costs contributed to these improved results.

Filmed Entertainment.    For the first quarter of fiscal 2003, the Filmed Entertainment segment’s revenues decreased from $939 million to $883 million or approximately 6% compared to the corresponding period of the preceding fiscal year. This decrease was primarily due to decreased worldwide theatrical and international free TV revenues, which were partially offset by increases in worldwide home entertainment revenues. Current year theatrical releases included Minority Report, The Road to Perdition, Like Mike, One Hour Photo, Swimfan and The Banger Sisters. Prior year results included the strong worldwide theatrical release of Planet of the Apes, which was one of the top 75 highest grossing movies of all time, worldwide theatrical revenues for Doctor Dolittle 2 and international free TV revenues for Doctor Dolittle, X-Files and There’s Something About Mary. Partially offsetting the decreases in theatrical revenues this year were increases in revenues from worldwide home entertainment releases, including Shallow Hal, High Crimes, Super Troopers and Behind Enemy Lines. At Twentieth Century Fox Television, contributions increased due to home entertainment releases of 24, Dark Angel, Buffy the Vampire Slayer and The Simpsons, as well as syndication contributions for King of The Hill. For the three months ending September 30, 2002, the Filmed Entertainment segment reported operating income of $105 million from $123 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization decreased from $137 million to $118 million, an approximate 14% decrease as compared to the corresponding period of the prior year. This decrease was due to higher theatrical marketing costs from the increased number of films released in the first quarter of fiscal year 2003 and the revenue declines noted above, which were partially offset by production cost savings.

Television Stations.    On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft (as defined below), consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). In addition, in August 2002, the Company acquired WPWR in the Chicago designated market area (DMA) from Newsweb Corporation. These acquisitions increased the number of the Company’s O&Os to 35 full power stations, including nine duopolies.

For the first quarter of fiscal year 2003, Television Stations’ revenues increased to $514 million from $396 million in the corresponding quarter of the prior year. This 30% revenue increase primarily resulted from higher advertising revenues related to an improvement of the overall advertising market, the full quarter’s consolidation of the Acquired Stations and the inclusion of the newly acquired WPWR for one month. Advertising revenues in the Company’s 26 local markets continued to improve versus the prior year, up approximately 20%, due to a recovery from the market decline in the prior year. Additionally, the Television Stations gained 2.8 percentage points of market share from the corresponding period of the prior year. Operating income from the Television Stations segment increased from $78 million to $209 million for the quarter ended September 30, 2002. Operating Income Before Depreciation and Amortization increased approximately 74% from $129 million to $224 million for the first quarter of fiscal year 2003. These increases were due to the revenue increases noted above as well as lower local program production expenses as a result of the non-renewal of NY Yankee baseball game broadcasts on WNYW in the prior year and lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002. Partially offsetting these favorable results were increased operating and selling, general and administrative expenses due to a full quarter consolidation of the Acquired Stations and the newly acquired WPWR.

Television Broadcast Network.    For the quarter ended September 30, 2002, the Television Broadcast Network segment’s revenues increased $104 million to $424 million from $320 million in the prior year. This 33% increase is due to ratings increases for prime time programming due primarily to the success of American Idol and additional commercial air time due to September 11th pre-emptions in the previous year. Also, contributing to this increase in advertising revenue were higher ratings for the NFL broadcasts, pricing increases for both MLB and NFL and an increase in the number of telecasts in the current quarter, as the games scheduled during the week of September 11, 2001 were postponed. Operating losses for the Television Broadcast Network segment improved $35 million to a loss of $8 million and Operating Income Before Depreciation and Amortization improved $35 million to a loss of $3 million compared to the corresponding period of the preceding year. These operating improvements were driven by the revenue increase noted above, partially offset by higher prime time license fees for returning series and movies, and higher sports programming rights directly related to increased advertising revenues.

Cable Network Programming.    Total revenues for the Cable Network Programming segment increased by $113 million or approximately 28% from $410 million to $523 million for the quarter ended September 30, 2002. This increase was the result of all of the Cable Network Programming channels’ improved results and the inclusion of a full quarter of Speed Channel and Fox Sports International results. Fox News Channel’s (“Fox News”), the FX network’s (“FX”), and the consolidated regional sports networks’ (“RSNs”) revenues increased 78%, 24%, and 21%, respectively, from the corresponding period in the prior year.

At Fox News, a 198% increase in advertising revenue was driven by improved ratings and increased pricing. Affiliate revenue increased by 19% due to an increase in subscribers for the first quarter, partially offset by a 10% increase in amortization of cable distribution investments from the first quarter of fiscal year 2002. As of September 30, 2002, Fox News reached 81 million Nielsen households, a 12% increase over the corresponding period of the prior year.

At FX, affiliate revenues increased 11% from the corresponding period of the prior year, reflecting an increase in average subscribers partially offset by an 18% increase in amortization of cable distribution investments. As of September 30, 2002, FX reached nearly 79 million Nielsen households, an increase of 8 million over the prior year. FX advertising revenues increased 48% over the prior year, as a result of an increase in average audience, higher sell-out and higher ratings.

At the RSNs, affiliate revenues increased 23% primarily from increased average cable rates per subscriber, an increase in total subscribers and the consolidation of Sunshine (in January 2002). Advertising revenues at the RSNs increased 23% primarily due to the telecast of more MLB games as compared to the prior year and an improved sports advertising market. The increase in MLB telecasts resulted primarily from the postponement in the comparable period last year of MLB games following the events of September 11, 2001.

The Cable Network Programming segment reported Operating income of $83 million, an increase of $99 million from operating losses of $16 million in the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above, lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002 and the consolidation of Sunshine, which contributed $9 million of operating income for the quarter. Partially offsetting these improvements were increased programming costs resulting from the September 11th anniversary coverage, programming enhancements and higher consumer marketing costs at Fox News, higher programming rights amortization at FX, higher average rights fees associated with new professional sports rights agreements at the RSNs and the consolidation of losses from Fox Sports International. Operating Income Before Depreciation and Amortization increased $85 million to $128 million from $43 million from the corresponding period of the prior year.

Equity earnings (losses) of affiliates.    Equity earnings of affiliates for the quarter ended September 30, 2002 increased $53 million to $2 million from the corresponding period of the prior year. This improvement is primarily related to earnings at RPP as compared to significant losses in the first quarter of fiscal year 2002, as well as the absence of losses from FFW since its sale in October 2001 and Fox Sports International due to its consolidation in December 2001. Also contributing to this improvement is decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $16 million for the quarter ended September 30, 2001.

	Ownership Percentage	For the three months ended September 30,
Affiliate:		2002	2001	Change
		(in millions)
Fox Family Worldwide (a)	49.5%	$—	$(15)	$15
Fox Sports International (b)	50%	—	(4)	4
Fox Sports Cable Networks associates:
Regional Programming Partners	40%	6	(24)	30
Other	Various	6	3	3
National Geographic Channel—Domestic	66.7%	(7)	(10)	3
Other	Various	(3)	(1)	(2)

Total equity earnings (losses) of affiliates		$2	$(51)	$53

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of RPP’s income was $6 million for the quarter ended September 30, 2002, as compared to losses of $24 million in the corresponding period in the prior year. This improvement is primarily due to the prior year charges from the Madison Square Garden division associated with the termination of two professional player contracts, significant cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002.

The Company’s share of National Geographic Channel Domestic’s losses were $7 million for the quarter ended September 30, 2002, as compared to $10 million in losses in the corresponding period in the prior year. Affiliate and advertising revenues for the channel, which launched in January 2001, significantly increased due to growth in distribution. Partially offsetting the increase in revenues were higher programming amortization and marketing expenses supporting an increased investment in quality programming and network recognition. As of September 30, 2002, National Geographic Channel—Domestic reached nearly 35 million Nielsen households, an increase of 20 million over the prior year.

Interest expense, net.    Interest expense, net decreased $26 million for the first quarter of fiscal year 2003 from $72 million to $46 million due to the decreased average balance of Due to affiliates of News Corporation from the corresponding period in the prior year and decreased interest expense due to the redemption of the Notes (as defined below).

Minority interest in subsidiaries.    Minority interest in subsidiaries decreased $2 million to $9 million for the quarter ended September 30, 2002 due to a decrease in Preferred Payments relating to a lower average amount of Preferred Interests outstanding.

Income tax on a stand-alone basis.    The effective tax rate for the first quarter of 2003 is 36% as compared to the prior period effective tax rate of 50%. The effective tax rate for the first quarter of the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels. The effective tax rate of 36% for the first quarter of 2003 differs from the federal income tax statutory rate of 35% principally due to income in foreign jurisdictions being taxed at a higher statutory rate.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of September 30, 2002, News Corporation had consolidated cash and cash equivalents of $1.9 billion, excluding the cash of the Company, and an unused Revolving Credit Agreement of $2 billion. We believe that funds available from News Corporation and cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Net cash flows provided by operating activities during the three months ended September 30, 2002 and 2001 were $135 million and $97 million, respectively. During the current period, payables and accrued expenses were higher due to increased participations from film and television titles and the timing of payments for television programming. Offsetting these sources of working capital were higher advertising receivables due to the start of the NFL season, higher inventory due to an increase in the number of film and television shows in production and increased sports rights payments.

Net cash flows used by investing activities for the three months ended September 30, 2002 and 2001 were $497 million and $413 million, respectively. The current year included the cash used for the acquisition of WPWR as well as funding of the investments in Regency Television, National Geographic Channels and National Sports Partners.

Net cash flows provided by financing activities were $382 million and $370 million during the three months ended September 30, 2002 and 2001, respectively. The increase in cash provided by financing activities is primarily attributable to higher Advances from affiliates, net used to fund operating and investing activities. In addition, during the quarter ended September 30, 2002, the Company redeemed the outstanding Notes (as defined below) in the amount of $947 million.

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in August 2002.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30 and June 30, 2002 was approximately $8.7 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

Ratings of News Corporation Public Debt

As of September 30, 2002, News Corporation’s debt ratings from Moody’s (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

New Millennium II

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

In March 2001, the Company entered into a series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation (“TCF”), a subsidiary of the Company, between 2001 and 2004 (these film rights agreements are collectively referred to as the “New Millennium II Agreement”). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was a reduction of $76 million and an increase of $8 million for the three months ended September 30, 2002 and September 30, 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II agreement in the amount of $91 million and redemptions by the Company of Preferred Interests of $167 million during the first quarter of fiscal year 2003. During the first quarter of fiscal year 2002, the Company issued additional preferred interests under the New Millennium II agreement in the amount of $175 million and redemptions by the Company of Preferred Interests of $167 million.

As of September 30, 2002, there was approximately $774 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the unaudited consolidated condensed statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation’s debt rating:

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

Through September 30, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 55% of the outstanding balance as of June 30, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

Acquisitions and dispositions

Chris-Craft

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, “Chris-Craft”). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). Simultaneously with the closing of the acquisition, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft’s ten television stations (the “Acquired Stations”) to the Company in exchange for 122,244,272 shares of the Company’s Class A Common Stock and net indebtedness of $48 million (the “Exchange”), thereby increasing News Corporation’s ownership in the Company from 82.76% to 85.25%. The Company assigned the licenses issued by the Federal Communications Commission (“FCC”) for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company’s existing television station business. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

The Company consolidated the results of operations of the Acquired Stations as of the date of Exchange, July 31, 2001, with the exception of KTVX-TV in Salt Lake City, whose operations were not consolidated as of the exchange due to regulatory requirements which precluded the Company from controlling the station and required its disposal (see description of Clear Channel swap below). For financial reporting purposes, in accordance with EITF 90-5, “Exchanges of Ownership Interests between Entities under Common Control,” the Company recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, on November 1, 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”). In June 2002, the Company exchanged KPTV-TV in Portland, an Acquired Station, for Meredith Corporation’s WOFL-TV in Orlando and WOGX-TV in Ocala (the “Meredith swap”, and together with the Viacom and Clear Channel swaps, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. No gain or loss was recognized by the Company as a result of the Station Swaps.

Speed Channel

In July 2001, as a result of the exercise of rights by existing shareholders of Speedvision Network, LLC, the Company acquired an additional 53.44% of Speedvision Network, LLC, now Speed Channel, Inc. (“Speed Channel”), for approximately $401 million, increasing the Company’s ownership in Speed Channel to approximately 85.46%. As a result, the Company consolidated the results of Speed Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company’s ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in the consolidated statement of operations for the year ended June 30, 2002.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which is reflected in the consolidated statement of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season MLB games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

Fox Sports International

In December 2001, News Corporation acquired from Liberty Media Corporation (“Liberty”) its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Sunshine

In January 2002, the Company acquired an approximate 23.3% interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

WPWR-TV

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Contingencies

Regional Programming Partners

In December 1997, Rainbow Media Sports Holdings, Inc. (“Rainbow”) (a subsidiary of Cablevision Systems Corporation (“Cablevision”)) and Fox Sports Net, Inc. (“Fox Sports Net”) (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs. Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers National Hockey League franchise, and the New York Knickerbockers National Basketball Association franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s interest in RPP plus (b) an 8% rate of return on the amount in (a) or (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus ½%.

In addition, for 30 days following December 18, 2002 and during certain periods thereafter, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i)

purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following December 18, 2002 and during certain periods thereafter, so long as NSP and NAP have not commenced an initial public offering of its securities, Rainbow has the right to cause Fox Sports to, at Fox Sports’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an initial public offering of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, “Accounting for Leases,” has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during fiscal year 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of foreign currency fluctuations and utilizes derivative instruments in a limited manner to modify its exposure to foreign exchange rate movements. The Company’s policy is to enter into derivative and other financial instruments only to the extent considered necessary to meet its business objectives. The Company does not enter into these transactions for speculative purposes.

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

The effects of these contracts were not material in the quarter.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

Part II.    Other Information

ITEM 5.    NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1	(a)
Certification by K. Rupert Murdoch, Chairman of the Board and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	(b)
Certification by David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The following current reports on Form 8-K was filed by the Company during the Company’s first fiscal quarter:

(i)
Current Report on Form 8-K of the registrant filed July 3, 2002 relating to the announcement by Fox Entertainment Group, Inc. and Fox Sports Networks, Inc. that on August 15, 2002 Fox Sports Networks, Inc. and Fox Sports Net Finance, Inc. will redeem all of the outstanding 9 ¾% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007.

(ii)	Amendment to the July 3, 2002 Current Report on Form 8-K of the registrant filed July 9, 2002.
(iii)	Amendment to the June 28, 2002 Current Report on Form 8-K of the registrant filed July 9, 2002.
(iv)
Current Report on Form 8-K of the registrant filed August 21, 2002 relating to the announcement by Fox Entertainment Group, Inc. and Fox Television Stations, Inc. of the acquisition of WPWR-TV in Chicago from Newsweb Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 2002
FOX ENTERTAINMENT GROUP, INC.

By:	/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. Rupert Murdoch, Chairman and Chief Executive Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002

/s/ K. RUPERT MURDOCH
K. Rupert Murdoch Chairman and Chief Executive Officer

I, David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.
Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002

/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer