Form 10-Q
period 2002-12-31
FOX ENTERTAINMENT GROUP INC
filed 2003-02-12
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the quarterly period ended December 31, 2002

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the transition period from                      to

Commission file number 1-14595

FOX ENTERTAINMENT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4066193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York (Address of Principal Executive Offices)	10036 (Zip Code)

Registrant’s telephone number, including area code (212) 852-7111

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of February 12, 2003, 352,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions except share and per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
Revenues	$3,150	$2,741	$5,494	$4,806
Expenses:
Operating	2,296	2,123	3,882	3,638
Selling, general and administrative	309	304	631	609
Depreciation and amortization	45	100	92	203
Other operating charge	—	909	—	909

Operating income (loss)	500	(695)	889	(553)

Other income (expense):
Interest expense, net	(49)	(66)	(95)	(138)
Equity earnings (losses) of affiliates	(12)	(58)	(10)	(109)
Minority interest in subsidiaries	(7)	(11)	(16)	(22)
Other, net	—	1,585	—	1,585

Income before provision for income tax expense and cumulative effect of accounting change	432	755	768	763
Provision for income tax expense on a stand-alone basis	(149)	(300)	(271)	(304)

Income before cumulative effect of accounting change	283	455	497	459
Cumulative effect of accounting change, net of tax	—	—	—	(26)

Net income	$283	$455	$497	$433

Basic and diluted earnings per share before cumulative effect of accounting change	$0.32	$0.54	$0.58	$0.56
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	—	—	(0.04)

Basic and diluted earnings per share	$0.32	$0.54	$0.58	$0.52

Basic and diluted weighted average number of common equivalent shares outstanding	874	847	862	827

The accompany notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions except share and per share amounts)

	As of December 31, 2002	As of June 30, 2002
	(unaudited)	(audited)

Assets:
Cash and cash equivalents	$70	$56
Accounts receivable, net	3,626	2,577
Filmed entertainment and television programming costs, net	3,197	3,062
Investments in equity affiliates	1,508	1,424
Property and equipment, net	1,476	1,501
Intangible assets, net	8,665	8,076
Goodwill, net	4,821	5,093
Other assets and investments	958	1,087

Total assets	$24,321	$22,876

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,850	$1,844
Participations, residuals and royalties payable	1,524	1,129
Television programming rights payable	1,533	1,428
Deferred revenue	493	500
Borrowings	95	942
Deferred income taxes	2,070	1,912
Other liabilities	579	735

	8,144	8,490
Due to affiliates of News Corporation	1,590	1,413

Total liabilities	9,734	9,903

Minority interest in subsidiaries (Note 12)	781	878

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31 and June 30, 2002	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 352,436,375 and 302,436,375 issued and outstanding as of December 31 and June 30, 2002, respectively	4	3
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of December 31 and June 30, 2002	6	6
Additional paid-in capital	12,780	11,569
Retained earnings and accumulated other comprehensive income	1,016	517

Total shareholders’ equity	13,806	12,095

Total liabilities and shareholders’ equity	$24,321	$22,876

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2002	2001
Operating activities:
Net income	$497	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	203
Amortization of cable distribution investments	63	54
Other operating charge	—	909
Cumulative effect of accounting change, net of tax	—	26
Equity (earnings) losses of affiliates and distributions	13	126
Minority interest in subsidiaries	7	5
Other, net	—	(1,585)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(1,029)	(699)
Filmed entertainment and television programming costs, net	(265)	(390)
Accounts payable and accrued liabilities	385	718
Participations, residuals and royalties payable and other liabilities	395	210

Net cash provided by operating activities	158	10

Investing activities:
Acquisitions, net of cash acquired	(430)	(525)
Proceeds from the sale of investments in equity affiliates	—	1,683
Investments in equity affiliates	(87)	(162)
Other investments	(9)	(43)
Purchases of property and equipment	(63)	(37)
Disposals of property and equipment	9	10

Net cash (used in) provided by investing activities	(580)	926

Financing activities:
(Repayments) borrowings, net	(852)	(168)
(Decrease) increase in Minority interest in subsidiaries	(1)	—
(Decrease) increase in Preferred Interests	(99)	8
Proceeds from the issuance of common stock	1,211	—
Advances from (repayments to) affiliates of News Corporation, net	177	(787)

Net cash provided by (used in) financing activities	436	(947)

Net increase (decrease) in cash and cash equivalents	14	(11)
Cash and cash equivalents, beginning of year	56	66

Cash and cash equivalents, end of year	$70	$55

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of December 31, 2002, held equity and voting interests in the Company of 80.58% and 97%, respectively.

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

During the six months ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill, indefinite-lived intangible assets and excess cost over the Company’s share of equity investees’ assets will no longer be amortized, resulting in a reduction of Depreciation and amortization expense and an improvement in Equity earnings (losses) of affiliates. (See Note 4).

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or direct broadcast satellite (“DBS”) operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated condensed statements of operations. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	(in millions)
Gross Revenues	$3,182	$2,769	$5,557	$4,860
Amortization of cable distribution investments	(32)	(28)	(63)	(54)

Revenues	$3,150	$2,741	$5,494	$4,806

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation—continued

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

Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

Note 2—Comprehensive Income

Comprehensive income is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	(in millions)
Net income	$283	$455	$497	$433
Other comprehensive income:
Foreign currency translation adjustments	8	(12)	2	(9)

Total comprehensive income	$291	$443	$499	$424

Note 3—Issuance of Common Stock

In May 2002, the Company filed a Form S-3 with the Securities and Exchange Commission, which allows the Company to issue, from time to time, Class A Common Stock and/or debt securities for aggregate proceeds of up to $2.5 billion. In November 2002, the Company sold 50 million shares of its Class A Common Stock for net proceeds of approximately $1.2 billion. The Company used the net proceeds to reduce obligations due to affiliates of News Corporation. Upon consummation of the offering, News Corporation’s equity and voting interests in the Company decreased from 85.32% and 97.84% to 80.58% and 97%, respectively.

Note 4—Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. In addition, for goodwill and other intangibles acquired in business combinations consummated before July 1, 2001, SFAS No. 141, “Business Combinations,” requires the Company to reclassify to goodwill those intangibles (and their related deferred tax liabilities) that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill and to reclassify to intangibles those amounts reported as goodwill that meet the SFAS No. 141 criteria for separate recognition. Accordingly, the Company has made several reclassifications between goodwill and other intangibles as of the date of the adoption.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4—Goodwill and Other Intangible Assets—continued

The Company’s intangible assets and related accumulated amortization are as follows:

	As of June 30, 2002
	Gross	Accumulated Amortization	Net	Weighted average useful lives
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$8,437	$(1,101)	$7,336	Indefinite-lived
Franchise rights and other	750	(14)	736	Indefinite-lived

	9,187	(1,115)	8,072

Intangible assets subject to amortization	60	(56)	4	4.3 years

Total Intangibles	$9,247	$(1,171)	$8,076

	As of December 31, 2002
	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$9,559	$(1,101)	$8,458
Franchise rights and other	228	(21)	207

	9,787	(1,122)	8,665

Intangible assets subject to amortization	60	(60)	—

Total Intangibles	$9,847	$(1,182)	$8,665

Aggregate amortization expense for the three and six months ended December 31, 2002 was $0 and $4 million, respectively. As of December 31, 2002, all remaining intangible assets were determined to have indefinite lives.

The changes in the carrying value of goodwill, by segment, is as follows:

	Filmed Entertainment	Television Stations	Television Broadcast Network	Cable Network Programming	Total Goodwill
	(in millions)
Balance as of June 30, 2002	$356	$2,246	$—	$2,491	$5,093
Adoption of SFAS No. 142	124	(129)	—	(40)	(45)
Purchase price adjustments(1)	—	(575)	—	348	(227)

Balance as of December 31, 2002	$480	$1,542	$—	$2,799	$4,821

(1)	Adjustments primarily relate to the purchase price allocations for the acquisitions of Chris Craft Industries, Inc., Speedvision Network LLC and WPWR-TV.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4—Goodwill and Other Intangible Assets—continued

The following table provides a reconciliation of reported Income before cumulative effect of accounting change for the three and six months ended December 31, 2001 to Adjusted income before cumulative effect of accounting change that would have been reported had SFAS No. 142 been adopted as of July 1, 2001.

	For the three months ended December 31, 2001		For the six months ended December 31, 2001
	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change
	(in millions, except per share amounts)
As reported—historical basis	$455	$0.54	$459	$0.56
Add: Goodwill amortization	21	0.03	37	0.04
Add: Intangible amortization	32	0.04	72	0.09
Add: Intangible amortization related to equity investees	12	0.01	28	0.03
Income tax impact of the above adjustments	(15)	(0.02)	(35)	(0.04)

Adjusted income before cumulative effect of accounting change	$505	$0.60	$561	$0.68

Note 5—Borrowings

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

The Company has a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bears interest at approximately 1.9% for fiscal 2003. The film production financing is due to mature during the current fiscal year.

Note 6—Other operating charge

The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2013 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company’s national

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6—Other operating charge—continued

sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with APB Opinion No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the three and six months ended December 31, 2001 was $0.66 and $0.68 loss per share, respectively.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at December 31, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of December 31, 2002, there have been no significant changes in the Company’s estimates from those employed as of December 31, 2001.

Note 7—Chris-Craft Acquisition

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

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, in November 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7—Chris-Craft Acquisition—continued

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

Note 8—Other Acquisitions and Dispositions

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

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which was reflected in the unaudited consolidated condensed statement of operations for the quarter ended December 31, 2001.

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which was reflected in the unaudited consolidated condensed statement of operations for the quarter ended December 31, 2001. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season Major League Baseball (“MLB”) games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8—Other Acquisitions and Dispositions—continued

In January 2002, the Company acquired an approximate 23.3% interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million, its fair market value. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. In connection with the preliminary allocation of the purchase price, during the three months ended December 31, 2002, goodwill and deferred taxes were reduced to reflect the difference between the book and tax bases of the net assets acquired. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Note 9—Segment Information

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

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,338	$1,117	$2,221	$2,056
Television Stations	593	526	1,107	922
Television Broadcast Network	749	722	1,173	1,042
Cable Network Programming	470	376	993	786

Total revenues	$3,150	$2,741	$5,494	$4,806

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9—Segment Information—continued

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	(in millions)		(in millions)
Operating income (loss):
Filmed Entertainment	$260	$121	$365	$244
Television Stations	305	206	514	284
Television Broadcast Network	(154)	(130)	(162)	(173)
Cable Network Programming	89	17	172	1
Other operating charge	—	(909)	—	(909)

Total operating income (loss)	500	(695)	889	(553)

Interest expense, net	(49)	(66)	(95)	(138)
Equity earnings (losses) of affiliates	(12)	(58)	(10)	(109)
Minority interest in subsidiaries	(7)	(11)	(16)	(22)
Other, net	—	1,585	—	1,585

Income before provision for income tax expense and cumulative effect of accounting change	$432	$755	$768	$763

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $160 million and $135 million for the three months ended December 31, 2002 and 2001, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $320 million and $369 million for the six months ended December 31, 2002 and 2001, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $5 million and $4 million for the three months ended December 31, 2002 and 2001, respectively, has been eliminated within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $20 million and $67 million for the six months ended December 31, 2002 and 2001, respectively, has been eliminated within the Filmed Entertainment segment.

Other operating charge, Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management. There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

	As of December 31, 2002	As of June 30, 2002
	(in millions)
Total assets:
Filmed Entertainment	$5,224	$4,454
Television Stations	11,582	10,945
Television Broadcast Network	1,117	828
Cable Network Programming	4,890	5,225
Investments in equity affiliates	1,508	1,424

Total assets	$24,321	$22,876

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 10—Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31 and June 30, 2002 was approximately $8.6 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guarantees sports rights agreements of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1,050 million. The Company would be liable under this guarantee in the event of default of their equity affiliate.

Note 11—Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	December 31, 2002	June 30, 2002
	(in millions)
Filmed entertainment costs:
Films:
Released	$697	$728
Completed, not released	26	80
In production	464	366
In development or preproduction	36	49

	1,223	1,223

Television productions:
Released	486	500
In production	163	94
In development or preproduction	2	7

	651	601

Total filmed entertainment costs, less accumulated amortization	1,874	1,824
Television programming costs, less accumulated amortization	1,323	1,238

Total filmed entertainment and television programming costs, net	$3,197	$3,062

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12—Minority Interest in Subsidiaries

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

The net change in Preferred Interests outstanding was a reduction of $99 million and an increase of $8 million for the six months ended December 31, 2002 and 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $230 million and redemptions by the Company of Preferred Interests of $329 million during the six months ended December 31, 2002. During the six months ended December 31, 2001, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $376 million and redemptions by the Company of Preferred Interests of $368 million.

As of December 31, 2002, there was approximately $751 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated condensed statements of operations.

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

Through December 31, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 57% of the outstanding balance as of December 31, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 13—Contingencies

Regional Programming Partners

In December 1997, Rainbow Media Sports Holdings, Inc. (“Rainbow”) (a subsidiary of Cablevision Systems Corporation (“Cablevision”)) and Fox Sports Net, Inc. (“Fox Sports Net”) (a subsidiary of the Company) formed Regional Programming Partners (“RPP”) to hold various programming interests in connection with the operation of certain regional sports networks (“RSNs”) (the “Rainbow Transaction”). Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers National Hockey League franchise, and the New York Knickerbockers National Basketball Association franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

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

In addition, for 30 days following December 18, 2005 (the “Put Date”) and during certain periods subsequent to the Put Date, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow. Fox Sports Net did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, so long as NSP and NAP have not commenced an initial public offering of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sport Nets’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an initial public offering of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow. Rainbow did not elect to exercise a put right exercisable for 30 days following December 18, 2002.

Note 14—Other, net

For the three and six months ended December 31, 2001, Other, net consisted of $1,439 million and $147 million in gains related to the sale of the Company’s investments in FFW and Outdoor Life, respectively.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 15—Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, “Accounting for Leases,” has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during fiscal 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity’s commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. The Company has adopted the incremental disclosure requirements of FIN 45. The Company is currently in the process of evaluating the impact of adopting FIN 45 on its consolidated balance sheets and statements of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will adopt the disclosure provisions of SFAS No. 148 for the interim period beginning January 1, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact of adopting FIN 46 on its consolidated balance sheets and statements of operations.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 16—Subsequent Events

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively, the “Chicago and Bay Area RSNs”) to RPP in connection with the Rainbow Transaction (See Note 13). The purchase price for the sale of Fox Sports Net’s direct interests in the Chicago and Bay Area RSNs will be equal to the fair market value of such direct interests and is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by an independent valuation procedure in accordance with the terms of the respective partnership agreements. Once the purchase price is determined, RPP has 30 days to elect either (i) to purchase Fox Sports Net’s direct interests in the Chicago and Bay Area RSNs or (ii) to consummate the IPO of the Chicago and Bay Area RSNs. If RPP elects to purchase the interests, the consideration will be, at RPP’s election, in the form of marketable securities of certain affiliated companies of Rainbow or a three-year note with an interest rate of prime plus 1%. Following the closing of this sale, each of the Chicago and Bay Area RSNs will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

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

The Company manages and reports its businesses in four segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada; Television Stations, which principally consists of the operation of broadcast television stations in the United States; Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States and professional sports team ownership in the United States.

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

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	(in millions)
Gross Revenues	$3,182	$2,769	$5,557	$4,860
Amortization of cable distribution investments	(32)	(28)	(63)	(54)

Revenues	$3,150	$2,741	$5,494	$4,806

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

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. In fiscal 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, resulting in a reduction of Depreciation and amortization expense.

Other Operating Charge. The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2013 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NFL and NASCAR contracts contain certain early termination clauses that are exercisable by the NFL and NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with APB Opinion No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the three and six months ended December 31, 2001 was $0.66 and $0.68 loss per share, respectively.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2002, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at December 31, 2002, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of December 31, 2002, there have been no significant changes in the Company’s estimates from those employed as of December 31, 2001.

Use of Operating Income Before Depreciation and Amortization

Management believes that an appropriate measure for evaluating the operating performance of the Company’s business segments is Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization provides a basis to measure operating performance of each business segment. Although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences), Operating Income Before Depreciation and Amortization provides management a measure to analyze operating performance against historical and competitors’ data. Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. In fiscal 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization. However, Operating Income Before Depreciation and Amortization should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Results of Operations—Three months ended December 31, 2002 versus Three months ended December 31, 2001.

The following table sets forth the Company’s operating results, by segment, for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

	For the three months ended December 31,
	2002	2001	Change	% Change
	(in millions, except % change)
Revenues(1):
Filmed Entertainment	$1,338	$1,117	$221	20%
Television Stations	593	526	67	13%
Television Broadcast Network	749	722	27	4%
Cable Network Programming	470	376	94	25%

Total revenues	$3,150	$2,741	$409	15%

Operating income (loss):
Filmed Entertainment	$260	$121	$139	115%
Television Stations	305	206	99	48%
Television Broadcast Network	(154)	(130)	(24)	(18)%
Cable Network Programming	89	17	72	424%
Other operating charge	—	(909)	909	100%

Total operating income (loss)	500	(695)	1,195	172%

Interest expense, net	(49)	(66)	17	26%
Equity earnings (losses) of affiliates	(12)	(58)	46	79%
Minority interest in subsidiaries	(7)	(11)	4	36%
Other, net	—	1,585	(1,585)	(100)%

Income before provision for income tax expense and cumulative effect of accounting change	432	755	(323)	(43)%
Provision for income tax expense on a stand-alone basis	(149)	(300)	151	50%

Net income	$283	$455	$(172)	(38)%

Other data:
Operating Income Before Depreciation and Amortization(2):
Filmed Entertainment	$274	$135	$139	103%
Television Stations	320	259	61	24%
Television Broadcast Network	(149)	(125)	(24)	(19)%
Cable Network Programming	132	73	59	81%
Other operating charge	—	(909)	909	100%

Total Operating Income Before Depreciation and Amortization	$577	$(567)	$1,144	202%

FOOTNOTE:

(1)	In January 2002, the Company adopted EITF 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended December 31,
	2002	2001
	(in millions)
Gross Revenues	$3,182	$2,769
Amortization of cable distribution investments	(32)	(28)

Revenues	$3,150	$2,741

(2)	Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the three months ended December 31, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$260	$14	$—	$274
Television Stations	305	15	—	320
Television Broadcast Network	(154)	5	—	(149)
Cable Network Programming	89	11	32	132

Total	$500	$45	$32	$577

	For the three months ended December 31, 2001
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$121	$14	$—	$135
Television Stations	206	53	—	259
Television Broadcast Network	(130)	5	—	(125)
Cable Network Programming	17	28	28	73
Other operating charge	(909)	—	—	(909)

Total	$(695)	$100	$28	$(567)

Overview of Company Results. For the quarter ended December 31, 2002, total revenues increased approximately 15% from $2,741 million in the second quarter of fiscal 2002 to $3,150 million. This 15% increase is due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 8% for the quarter ended December 31, 2002 due primarily to increased home entertainment and marketing expenses at the Filmed Entertainment segment and higher programming costs for series cancellations at the Television Broadcast Network segment. Selling, general and administrative expenses increased 2% as compared to the second quarter of fiscal 2002. In the second quarter of fiscal 2003, Depreciation and amortization expense decreased approximately 55% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of the amortization of goodwill and indefinite-lived intangibles, which impacted primarily the Television Stations and Cable Network Programming segments. For the quarter ended December 31, 2002, Operating income and Operating Income Before Depreciation and Amortization increased $1,195 million to $500 million and $1,144 million to $577 million, respectively, from the corresponding period of the preceding fiscal year. These increases were primarily due to the Other operating charge in the second quarter of fiscal 2002 for the write down of the Company’s national sports contracts without a comparative charge in the current year. In addition, increased results at the Cable Network Programming and Filmed Entertainment segments contributed to the increases in Operating income and Operating Income Before Depreciation and Amortization.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating loss, Equity losses of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $47 million, $642 million, $46 million, $505 million, and $0.60 per share, respectively.

Equity losses of affiliates of $12 million for the quarter ended December 31, 2002 improved $46 million from losses of $58 million from the corresponding period of the prior year. This improvement is primarily related to improved earnings at National Geographic Channel–Domestic as well as the absence of losses from Fox Family Worldwide (“FFW”) since its sale in October 2001. Also contributing to this improvement is decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $12 million for the quarter ended December 31, 2001.

Net income for the quarter ended December 31, 2002 was $283 million ($0.32 per share), a decline of $172 million from $455 million ($0.54 per share) for the quarter ended December 31, 2001. The prior year included $1,585 million in gains from the sales of FFW and Outdoor Life Network, LLC (“Outdoor Life”) without comparable gains in the current year.

Filmed Entertainment. For the second quarter of fiscal 2003, the Filmed Entertainment segment’s revenues increased from $1,117 million to $1,338 million or approximately 20% compared to the corresponding period of the prior year. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong performance of Ice Age and also from Like Mike and various library titles, and international theatrical revenues for Minority Report. Prior year results included the strong worldwide home entertainment revenues for Planet of the Apes and Doctor Dolittle 2, domestic theatrical revenues from Shallow Hal and Behind Enemy Lines, and international theatrical revenues for Moulin Rouge. At Twentieth Century Fox Television (“TCFTV”), revenues increased due to network revenues for The Practice and Judging Amy, domestic syndication revenues for King of the Hill and The Simpsons, cable syndication revenues for The X-Files, and home entertainment revenues for Buffy the Vampire Slayer. These increases at TCFTV were partially offset by decreased international syndication revenues for various titles. For the three months ending December 31, 2002, the Filmed Entertainment segment reported Operating income of $260 million from $121 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization more than doubled to $274 million from $135 million, as compared to the corresponding period of the prior year. These increases were due to the revenue increases noted above, most notably from Ice Age, and improved margins on DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. Current quarter domestic theatrical releases included Transporter, Brown Sugar, Solaris, Drumline, and Antwone Fisher.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft (as defined below), consisting of ten television stations and subsequently exchanged four former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). In addition, in August 2002, the Company acquired WPWR in the Chicago designated market area (“DMA”) from Newsweb Corporation. These acquisitions increased the number of the Company’s O&Os to 35 full power stations, including nine duopolies.

For the first quarter of fiscal 2003, Television Stations’ revenues increased to $593 million from $526 million in the corresponding quarter of the prior year. This 13% revenue increase primarily resulted from higher advertising revenues related to an improvement in the advertising markets in which the Company’s O&Os operate and a full quarter’s consolidation of the Station Swaps and WPWR. Advertising revenues in the Company’s 26 local markets continued to improve versus the prior year, up approximately 15%, due to a recovery from the market declines in the prior year. Automotive, movies, telecommunication and political advertising spending were all stronger than the prior year. The Television Stations achieved a market share of 24.3% for the quarter ended December 31, 2002 as compared to 23.4% from the corresponding period of the prior year. Operating income from the Television Stations segment increased from $206 million to $305 million for the second quarter of fiscal 2003. Operating Income Before Depreciation and Amortization increased approximately 24% from $259 million to $320 million for the second quarter of fiscal 2003. These increases were due to the revenue increases noted above and, for operating income, lower amortization expense of $37 million due to the Company’s adoption of SFAS No. 142 on July 1, 2002. Also contributing to the increases above was the consolidation of WPWR, which had Operating Income Before Depreciation and Amortization of $7.6 million for the quarter ended December 31, 2002. Partially offsetting these favorable results were increased operating and selling, general and administrative expenses due to a full quarter consolidation of WPWR.

Television Broadcast Network. For the quarter ended December 31, 2002, the Television Broadcast Network segment’s revenues increased $27 million to $749 million from $722 million in the prior year. This 4% increase is due to higher pricing and ratings for the NFL and higher pricing for prime time series. In addition, $10 million of increased revenue related to the fiscal 2003 portion of the sale of MLB Divisional Series rights to ABC Family ($95 million this year versus $85 million in the corresponding period of the prior year) contributed to the revenue increase. These increases were partially offset by declines in prime time ratings. Operating losses for the Television Broadcast Network segment increased $24 million to a loss of $154 million and Operating Income Before Depreciation and Amortization declined $24 million to a loss of $149 million compared to the corresponding period of the preceding year. These operating declines were due to increases in prime time programming costs for series cancellations such as Girls Club, Firefly and The Grubbs, increased advertising expenses for prime time series and lower ratings and higher programming costs related to the national sports contracts.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $94 million or approximately 25% from $376 million to $470 million for the quarter ended December 31, 2002. This increase was the result of increased advertising revenues across all channels and increases in affiliate revenues. Also contributing to this increase was the full quarter consolidation of Sunshine and International Sports Programming LLC (“Fox Sports International”). Fox News Channel’s (“Fox News”), the FX network’s (“FX”), and the consolidated regional sports networks’ (“RSNs”) revenues increased 41%, 18%, and 18%, respectively, from the corresponding period in the prior year.

At Fox News, a 101% increase in advertising revenue was primarily from ratings and increased pricing. Affiliate revenue increased by 11% due to an increase in subscribers, partially offset by an 11% increase in amortization of cable distribution investments from the second quarter of fiscal 2002. As of December 31, 2002, Fox News reached 82 million Nielsen households, a 6% increase over the corresponding period of the prior year.

At FX, advertising revenues increased 37% over the corresponding period of the prior year, a result of an increase in ratings and higher pricing. FX affiliate revenues increased 8% from the corresponding period of the prior year, reflecting an increase in average subscribers partially offset by a 19% increase in amortization of cable distribution investments. As of December 31, 2002, FX reached over 79 million Nielsen households, an increase of 7% over the quarter ended December 31, 2001.

At the RSNs, affiliate revenues increased 20% primarily from higher affiliate rates, an increase in subscribers and the consolidation of Sunshine (in January 2002). Advertising revenues increased 13% due to the consolidation of Sunshine, the telecast of more National Hockey League (“NHL”) games as compared to the corresponding period of the prior year and an improved sports advertising market. These increases were partially offset by the telecast of fewer National Basketball Association (“NBA”) and MLB games as compared to the corresponding period of the prior year.

The Cable Network Programming segment reported Operating income of $89 million, an increase of $72 million from $17 million in the corresponding period of the prior year. These improvements were driven by the revenue increases noted above and lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002. Partially offsetting these improvements were increased programming costs at Speed Channel and FX and the consolidation of expenses from Fox Sports International and Sunshine. Operating Income Before Depreciation and Amortization increased $59 million to $132 million from $73 million from the corresponding period of the prior year.

Other operating charge. At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statement of operations. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract, is as follows: NFL—$387 million, MLB—$225 million and NASCAR—$297 million.

Interest expense, net. Interest expense, net decreased $17 million for the second quarter of fiscal 2003 from $66 million to $49 million due to decreased interest expense from the redemption of the Notes (as defined below in Liquidity and Capital Resources).

Equity earnings (losses) of affiliates. Equity losses of affiliates for the quarter ended December 31, 2002 improved $46 million to $12 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at National Geographic Channel—Domestic as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $12 million for the quarter ended December 31, 2001.

	Ownership Percentage	For the three months ended December 31,
Affiliate:		2002	2001	Change
		(in millions)
Fox Family Worldwide (a)	49.5%	$—	$(36)	$36
Fox Sports International (b)	50%	—	(5)	5
Fox Sports Cable Networks associates:
Regional Programming Partners	40%	10	8	2
Other	Various	(12)	(10)	(2)
National Geographic Channel—Domestic	66.7%	(7)	(16)	9
Other	Various	(3)	1	(4)

Total equity earnings (losses) of affiliates		$(12)	$(58)	$46

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of Regional Programming Partners’ (“RPP”) income was $10 million for the quarter ended December 31, 2002, as compared to $8 million in the corresponding period in the prior year. This increase is primarily due to significant cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002, partially offset by charges from the Madison Square Garden division associated with a professional player compensation charge and lower earnings from the professional teams.

The Company’s share of National Geographic Channel—Domestic’s losses were $7 million for the quarter ended December 31, 2002, as compared to $16 million in losses in the corresponding period in the prior year. Affiliate and advertising revenues for the channel, which launched in January 2001, significantly increased due to growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of December 31, 2002, National Geographic Channel—Domestic reached nearly 37 million Nielsen households, a 106% increase over the quarter ended December 31, 2001.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $4 million to $7 million for the quarter ended December 31, 2002 due to a decrease in the average amount of Preferred Interests outstanding and the corresponding decrease in Preferred Payments.

Other, net. Other, net was $1,585 million for the quarter ended December 31, 2001, including the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life in the amount of $147 million. (See Liquidity and Capital Resources—FFW and Outdoor Life).

Income tax on a stand-alone basis. The effective tax rate for the second quarter of fiscal 2003 is 34.5% as compared to the prior period effective tax rate of 39.7%. The effective tax rate for the second quarter of the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

Results of Operations—Six months ended December 31, 2002 versus Six months ended December 31, 2001.

The following table sets forth the Company’s operating results, by segment, for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

	For the six months ended December 31,
	2002	2001	Change	% Change
	(in millions, except % change)
Revenues (1):
Filmed Entertainment	$2,221	$2,056	$165	8%
Television Stations	1,107	922	185	20%
Television Broadcast Network	1,173	1,042	131	13%
Cable Network Programming	993	786	207	26%

Total revenues	$5,494	$4,806	$688	14%

Operating income (loss):
Filmed Entertainment	$365	$244	$121	50%
Television Stations	514	284	230	81%
Television Broadcast Network	(162)	(173)	11	6%
Cable Network Programming	172	1	171	* *
Other operating charge	—	(909)	909	100%

Total operating income (loss)	889	(553)	1,442	261%

Interest expense, net	(95)	(138)	43	31%
Equity earnings (losses) of affiliates	(10)	(109)	99	91%
Minority interest in subsidiaries	(16)	(22)	6	27%
Other, net	—	1,585	(1,585)	(100)%

Income before provision for income tax expense and cumulative effect of accounting change	768	763	5	1%
Provision for income tax expense on a stand-alone basis	(271)	(304)	33	11%

Income before cumulative effect of accounting change	497	459	38	8%
Cumulative effect of accounting change, net of tax	—	(26)	26	100%

Net income	$497	$433	$64	15%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$392	$272	$120	44%
Television Stations	544	388	156	40%
Television Broadcast Network	(152)	(163)	11	7%
Cable Network Programming	260	116	144	124%
Other operating charge	—	(909)	909	100%

Total Operating Income Before Depreciation and Amortization	$1,044	$(296)	$1,340	453%

**	not meaningful

FOOTNOTE:

(1)	In January 2002, the Company adopted EITF 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has reclassified the amortization of cable distribution investments against revenues for all periods presented. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the six months ended December 31,
	2002	2001
	(in millions)
Gross Revenues	$5,557	$4,860
Amortization of cable distribution investments	(63)	(54)

Revenues	$5,494	$4,806

(2)	Operating Income Before Depreciation and Amortization is defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments. Depreciation and amortization expense includes the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. While Operating Income Before Depreciation and Amortization is considered to be an appropriate measure for evaluating operating performance by management, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the six months ended December 31, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$365	$27	$—	$392
Television Stations	514	30	—	544
Television Broadcast Network	(162)	10	—	(152)
Cable Network Programming	172	25	63	260

Total	$889	$92	$63	$1,044

	For the six months ended December 31, 2001
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$244	$28	$—	$272
Television Stations	284	104	—	388
Television Broadcast Network	(173)	10	—	(163)
Cable Network Programming	1	61	54	116
Other operating charge	(909)	—	—	(909)

Total	$(553)	$203	$54	$(296)

Overview of Company Results. For the six months ended December 31, 2002, total revenues increased approximately 14% from $4,806 million in the first six months of fiscal 2002 to $5,494 million. Revenues increases at the Cable Network Programming and Television Stations segments primarily drove this 14% increase. Operating expenses increased approximately 7% for the six months ended December 31, 2002 due primarily to increased home entertainment and marketing expenses at the Filmed Entertainment segment and higher programming costs for returning series and series cancellations at the Television Broadcast Network segment. Selling, general and administrative expenses increased approximately 4% primarily due to salaries and fringe benefits at the Television Stations segment. In the first six months of fiscal 2003, Depreciation and amortization expense decreased approximately 55% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of the amortization of goodwill and indefinite-lived intangibles impacting primarily the Television Stations and Cable Network Programming segments. For the six months ended December 31, 2002, Operating income and Operating Income Before Depreciation and Amortization increased $1,442 million to $889 million and $1,340 million to $1,044 million, respectively, from the corresponding period of the preceding fiscal year. These increases were primarily due to the Other operating charge in the first six months of fiscal 2002 for the write down of the Company’s national sports contracts without a comparative charge in the current year. In addition, increased results at the Television Stations and Cable Network Programming segments contributed to the increases in Operating income and Operating Income Before Depreciation and Amortization.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating loss, Equity losses of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $94 million, $444 million, $81 million, $561 million, and $0.68 per share, respectively, for the six months ended December 31, 2001.

Equity losses of affiliates of $10 million for the six months ended December 31, 2002 improved $99 million from $109 million from the corresponding period of the prior year. This improvement is primarily related to improved earnings at RPP and National Geographic Channel—Domestic, as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement is decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $28 million for the six months ended December 31, 2001.

Net income for the six months ended December 31, 2002 was $497 million ($0.58 per share), an improvement of $64 million from $433 million ($0.52 per share) for the six months ended December 31, 2001. This improvement was partially due to the absence of the cumulative effect of accounting change charge in the prior year as well as the operating increases noted above.

Filmed Entertainment. For the first six months of fiscal 2003, the Filmed Entertainment segment’s revenues increased from $2,056 million to $2,221 million or approximately 8% compared to the corresponding period of the preceding fiscal year. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong performance of Ice Age. Prior year results included the strong worldwide theatrical performance of Planet of the Apes and strong worldwide home entertainment sales for the library, Planet of the Apes, Doctor Dolittle 2 and Moulin Rouge. At TCFTV, revenues increased due to network revenues for The Practice, domestic syndication revenues for King of the Hill and The Simpsons, cable syndication revenues for The X-Files, and home entertainment revenues for The Simpsons, Buffy the Vampire Slayer and 24. These increases at TCFTV were partially offset by decreased international syndication revenues from various titles. For the six months ended December 31, 2002, the Filmed Entertainment segment reported Operating income of $365 million from $244 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $272 million to $392 million as compared to the corresponding period of the prior year. These increases were due to the revenue increases noted above, most notably Ice Age, and improved margins for DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. Key domestic theatrical films included Minority Report, Like Mike and Drumline.

Television Stations. On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft (as defined below), consisting of ten television stations and subsequently exchanged four former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). In addition, in August 2002, the

Company acquired WPWR in the Chicago DMA from Newsweb Corporation. These acquisitions increased the number of the Company’s O&Os to 35 full power stations, including nine duopolies.

For the first six months of fiscal 2003, Television Stations’ revenues increased to $1,107 million from $922 million in the corresponding period of the prior year. This 20% revenue increase primarily resulted from higher advertising revenues related to an improvement in the advertising markets in which the Company’s O&O’s operate and the impact of the consolidation of the Station Swaps and WPWR. Advertising revenues in the Company’s 26 local markets continued to improve versus the prior year, up approximately 17%, due to a recovery from the market decline in the prior year. Automotive, movies, telecommunication and political advertising spending were all stronger than the prior year. The Television Stations’ market share increased 1.6 percentage points to 24.5% as compared to the corresponding period of the prior year. Operating income from the Television Stations segment increased from $284 million to $514 million for the six months ended December 31, 2002. Operating Income Before Depreciation and Amortization increased approximately 40% from $388 million to $544 million for the first six months of fiscal 2003. These increases were due to the revenue increases noted above and, for operating income, lower amortization expense of $73 million due to the Company’s adoption of SFAS No. 142 on July 1, 2002. Partially offsetting these favorable results were increased expenses due to a full six months consolidation of the newly acquired WPWR and increased salaries and fringe benefits from the corresponding period of the prior year.

Television Broadcast Network. For the six months ended December 31, 2002, the Television Broadcast Network segment’s revenues increased $131 million to $1,173 million from $1,042 million in the prior year. This 13% increase is due to pricing increases and higher ratings for prime time programming and additional commercial air time due to September 11th pre-emptions in the previous year. Also contributing to this advertising revenue increase were higher ratings for the NFL, pricing increases and additional commercial air time sold for both MLB and the NFL and an increase in the number of NFL telecasts in the year, as the games scheduled the week of September 11, 2001 were postponed to the third quarter of fiscal 2001. Operating losses for the Television Broadcast Network segment improved $11 million to a loss of $162 million and Operating Income Before Depreciation and Amortization improved $11 million to a loss of $152 million compared to the corresponding period of the preceding year. These operating improvements were driven by the increased revenues noted above, partially offset by higher prime time license fees for returning series and series cancellations, increased advertising expenses for prime time series and lower ratings and higher programming costs related to the national sports contracts.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $207 million or approximately 26% from $786 million to $993 million for the six months ended December 31, 2002. This increase reflects improved results across all of the Cable Network Programming channels. Also contributing to this increase was the full six months consolidation of Sunshine and Fox Sports International. Fox News’, FX’s, and the RSNs’ revenues increased 48%, 21%, and 20%, respectively, from the corresponding period in the prior year.

At Fox News, a 132% increase in advertising revenue was primarily from ratings and increased pricing. Affiliate revenue increased by 13% due to an increase in subscribers, partially offset by a 9% increase in amortization of cable distribution investments from the first six months of fiscal 2002. As of December 31, 2002, Fox News reached 82 million Nielsen households.

At FX, advertising revenues increased 43% over the corresponding period of the prior year as a result of higher pricing and higher ratings. FX affiliate revenues increased 9% from the first six months of fiscal 2002 reflecting an increase in subscribers and affiliate rates partially offset by an 18% increase in amortization of cable distribution investments. As of December 31, 2002, FX reached over 79 million Nielsen households.

At the RSNs, affiliate revenues increased 21% primarily from higher affiliate rates, an increase in subscribers and the consolidation of Sunshine. Advertising revenues increased 18% primarily due to the higher pricing per game for MLB, NBA and NHL telecasts resulting from an improved sports advertising market partially offset by a reduced number of NBA games.

The Cable Network Programming segment reported Operating income of $172 million, an increase of $171 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above, lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002 and the consolidation of Sunshine. Partially offsetting these improvements were programming enhancements at Fox News, higher programming costs at FX, higher average rights fees for professional events at the RSNs and the consolidation of expenses from Fox Sports International.

Operating Income Before Depreciation and Amortization increased $144 million to $260 million from $116 million from the corresponding period of the prior year due to the reasons noted above.

Other operating charge. At December 31, 2001, the Company recorded an Other operating charge of $909 million in its unaudited consolidated condensed statement of operations. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. The charge, by contract, is as follows: NFL—$387 million, MLB—$225 million and NASCAR—$297 million.

Interest expense, net. Interest expense, net decreased $43 million for the first six months of fiscal 2003 from $138 million to $95 million due to the decreased interest expense relating to the redemption of the Notes (as defined below), partially offset by decreased interest income from loans of affiliates of the Company.

Equity earnings (losses) of affiliates. Equity losses of affiliates for the six months ended December 31, 2002 improved $99 million to $10 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at RPP and National Geographic Channel—Domestic, as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $28 million for the six months ended December 31, 2001.

	Ownership Percentage	For the six months ended December 31,
Affiliate:		2002	2001	Change
		(in millions)
Fox Family Worldwide (a)	49.5%	$—	$(51)	$51
Fox Sports International (b)	50%	—	(9)	9
Fox Sports Cable Networks associates:
Regional Programming Partners	40%	15	(16)	31
Other	Various	(6)	(8)	2
National Geographic Channel—Domestic	66.7%	(13)	(26)	13
Other	Various	(6)	1	(7)

Total equity earnings (losses) of affiliates		$(10)	$(109)	$99

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of RPP’s income was $15 million for the six months ended December 31, 2002, as compared to losses of $16 million in the corresponding period in the prior year. This improvement is primarily due to the prior year charges from the Madison Square Garden division associated with the termination of two professional player contracts, significant cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002. Partially offsetting the improvement is a player compensation charge in the current period and lower earnings from the professional teams and the MSG Network.

The Company’s share of National Geographic Channel-Domestic’s losses were $13 million for the six months ended December 31, 2002, as compared to $26 million in losses in the corresponding period in the prior year. Affiliate and advertising revenues for the channel, which launched in January 2001, significantly increased due to growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of December 31, 2002, National Geographic Channel—Domestic reached nearly 37 million Nielsen households.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $6 million to $16 million for the six months ended December 31, 2002 due to a decrease in the average amount of Preferred Interests Outstanding and the corresponding decrease in Preferred Payments.

Other, net. Other, net was $1,585 million for the six months ended December 31, 2001, including the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life in the amount of $147 million. (See Liquidity and Capital Resources—FFW and Outdoor Life).

Income tax on a stand-alone basis. The effective tax rate for the six months ended December 31, 2002 is 35.3% as compared to the prior period effective tax rate of 39.8%. The effective tax rate for the first six months of the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of December 31, 2002, News Corporation had consolidated cash and cash equivalents of $3 billion, excluding the cash of the Company, and an unused Revolving Credit Agreement of $1.7 billion. We believe that cash flow from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Net cash flows provided by operating activities during the six months ended December 31, 2002 and 2001 were $158 million and $10 million, respectively. This increase resulted from higher net income (adjusted for non-cash items) during the current period, offset by additional working capital funding requirements for accounts receivable and inventories. The accounts receivable increase resulted from additional billings to customers for new video releases and the inventory increase reflects the timing of payments made for the 2002 NFL season.

Net cash flows used by investing activities for the six months ended December 31, 2002 were $580 million as compared to net cash provided of $926 in the corresponding period of the preceding fiscal year. The current year included cash used for the acquisition of WPWR, a television station in the Chicago DMA, as well as funding of the investments in Regency Television, National Geographic Channels and National Sports Partners.

Net cash flows provided by financing activities were $436 million during the six months ended December 31, 2002 as compared to cash used of $947 million in the corresponding period of the previous fiscal year. The increase in cash provided by financing activities is primarily attributable to proceeds from the Company’s issuance of Class A Common Stock (see below) as well as higher Advances from affiliates of News Corporation, net used to fund operating and investing activities. Partially offsetting these sources of cash was the redemption of the Notes (defined below).

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding

9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in August 2002.

In May 2002, the Company filed a Form S-3 with the Securities and Exchange Commission, which allows the Company to issue, from time to time, Class A Common Stock and/or debt securities for aggregate proceeds of up to $2.5 billion. In November 2002, the Company sold 50 million shares of its Class A Common Stock for net proceeds of approximately $1.2 billion. The Company used the net proceeds to reduce obligations due to affiliates of News Corporation. Upon consummation of the offering, News Corporation’s equity and voting interests in the Company decreased from 85.32% and 97.84% to 80.58% and 97%, respectively.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31 and June 30, 2002 was approximately $8.6 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2002, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guarantees sports rights agreements of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1,050 million. The Company would be liable under this guarantee in the event of default of its equity affiliate.

Ratings of News Corporation Public Debt

As of December 31, 2002, News Corporation’s debt ratings from Moody’s (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

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

The net change in Preferred Interests outstanding was a reduction of $99 million and an increase of $8 million for the six months ended December 31, 2002 and 2001, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $230 million and redemptions by the Company of Preferred Interests of $329 million during the six months ended December 31, 2002. During the six months ended December 31, 2001, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $376 million and redemptions by the Company of Preferred Interests of $368 million.

As of December 31, 2002, there was approximately $751 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheets as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated condensed statements of operations.

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

Through December 31, 2002, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 57% of the outstanding balance as of December 31, 2002) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

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

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in the unaudited consolidated condensed statement of operations for the quarter ended December 31, 2001.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which is reflected in the unaudited consolidated condensed statement of operations for the quarter ended December 31, 2001. The proceeds from this transaction were used to reduce obligations to affiliates of News Corporation. In addition, the Company sublicensed certain post-season MLB games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

Fox Sports International

In December 2001, News Corporation acquired from Liberty Media Corporation its 50% interest in Fox Sports International, in exchange for 3,673,183 ADRs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company has recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Sunshine

In January 2002, the Company acquired an approximate 23.3% interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million, its fair market value. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company as it is now under the control of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

WPWR-TV

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. In connection with the preliminary allocation of the purchase price, during the three months ended December 31, 2002, goodwill and deferred taxes were reduced to reflect the difference between the book and tax bases of the net assets acquired. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

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

In addition, for 30 days following December 18, 2005 (the “Put Date”) and during certain periods subsequent to the Put Date, so long as RPP has not commenced an initial public offering of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i) purchase all of its interests in RPP or (ii) consummate an initial public offering of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow. Fox Sports Net did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, so long as NSP and NAP have not commenced an initial public offering of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sports Nets’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an initial public offering of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow. Rainbow did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

Rainbow RSNs

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively, the “Chicago and Bay Area RSNs”) to RPP in connection with the Rainbow Transaction. The purchase price for the sale of Fox Sports Net’s direct interests in the Chicago and Bay Area RSNs will be equal to the fair market value of such direct interests and is to be determined by mutual agreement of the parties. In the event that the parties are unable to agree upon a price, the price will be determined by an independent valuation procedure in accordance with the terms of the respective partnership agreements. Once the purchase price is determined, RPP has 30 days to elect either (i) to purchase Fox Sports Net’s direct interests in the Chicago and Bay Area RSNs or (ii) to consummate the IPO of the Chicago and Bay Area RSNs. If RPP elects to purchase the interests, the consideration will be, at RPP’s election, in the form of marketable securities of certain affiliated companies of Rainbow or a three-year note with an interest rate of prime plus 1%. Following the closing of this sale, each of the Chicago and Bay Area RSNs will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, “Accounting for Leases,” has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during fiscal 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity’s commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. The Company has adopted the incremental disclosure requirements of FIN 45. The Company is currently in the process of evaluating the impact of adopting FIN 45 on its consolidated balance sheets and statements of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will adopt the disclosure provisions of SFAS No. 148 for the interim period beginning January 1, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact of adopting FIN 46 on its consolidated balance sheets and statements of operations.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges.

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

Part II. Other Information

ITEM 1. LEGAL PROCEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 10, 2002, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (SEC File No. 333-85978) relating to the proposed public offering of up to $2,500,000,000 in aggregate principal amount or value of one or more series of senior or subordinated debt securities (the “Debt Securities”) or shares of the Company’s Class A Common Stock, par value $.01 per share, (the “Common Stock”). The Debt Securities and the Common Stock are herein referred to as “Securities.” The Securities may be offered and sold by the Company from time to time as set forth in the prospectus which forms part of the Registration Statement (the “Prospectus”), and as to be set forth in one or more supplements to the Prospectus. On May 3, 2002, the Registration Statement was declared effective. On November 12, 2002, the Company filed a Prospectus Supplement pursuant to Rule 424(b)(5) of the Securities Exchange Act of 1933, as amended, (the “Prospectus Supplement”) which was effective upon filing with the SEC. The Prospectus Supplement related to the offering by the Company of shares of Common Stock for sale by Goldman, Sachs & Co. and Merrill Lynch & Co. (the “Offering”). The Offering, which was completed on November 15, 2002, consisted of 50,000,000 shares of Common Stock at an initial public offering price of $24.50 per share. The net proceeds from the Offering, after deducting the underwriting discounts and other expenses payable by the Company, were approximately $1.2 billion. The Company used the net proceeds to repay debt owed to News Corporation.

News Corporation indirectly owns all issued and outstanding shares of the Company’s Class B Common Stock, par value $.01 per share, which, after the consummation of the Offering, represent approximately 80.58% of the equity and 97% of the voting power of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2002, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended June 30, 2003 was ratified. Votes for the election of directors of the Company were as follows: for K. Rupert Murdoch, 5,732,631,790 votes for and 30,826,587 votes against; for Peter Chernin, 5,730,255,650 votes for and 33,202,727 votes against; for Lachlan K. Murdoch, 5,734,052,652 votes for and 29,405,725 votes against; for David F. DeVoe, 5,733,186,251 votes for and 30,272,126 votes against; for Arthur M. Siskind, 5,733,923,735 votes for and 29,534,642 votes against; for Christos M. Cotsakos, 5,756,605,382 votes for and 6,852,995 votes against; and for Thomas W. Jones, 5,759,016,585 votes for and 4,441,792 votes against. There were 5,761,096,326 votes in favor of the appointment of Ernst & Young LLP as the independent public accountants of the Company with 2,327,970 votes against, and 34,081 abstentions.

ITEM 5. OTHER INFORMATION

On February 11, 2003, the Board of Directors of the Company elected Peter Powers to serve on the Board until the next annual meeting of stockholders. Mr. Powers is President and Chief Executive Officer of Powers Global Strategies LLC, a strategic consulting firm, and serves as a director of NDS Group plc. Mr. Powers has also been appointed to the Company’s Audit Committee.

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

(b) Reports on Form 8-K

The following current reports on Form 8-K were filed by the Company during the Company’s second fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed November 14, 2002 relating to the announcement by Fox Entertainment Group, Inc. of the offering of 50 million shares of its Class A Common Stock.
(ii)	Current Report on Form 8-K of the registrant filed November 14, 2002 containing the underwriting agreement for the issuance of 50,000,000 shares of its Class A Common Stock and the opinion and consent of Hogan & Hartson LLP regarding the Company’s Registration Statement on Form S-3.
(iii)	Current Report on Form 8-K/A of the registrant filed November 15, 2002 containing the opinion and consent of Hogan & Hartson LLP regarding the Company’s Registration Statement on Form S-3.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2003	FOX ENTERTAINMENT GROUP, INC.

	By:	/S/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. Rupert Murdoch, Chairman and Chief Executive Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

By:	/s/ K. Rupert Murdoch
K. Rupert Murdoch Chairman and Chief Executive Officer

I, David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: February 12, 2003

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer