Form 10-Q
period 2003-03-31
FOX ENTERTAINMENT GROUP INC
filed 2003-05-14
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 14, 2003, 352,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Revenues	$2,707	$2,488	$8,201	$7,294
Expenses:
Operating	1,882	1,815	5,764	5,453
Selling, general and administrative	314	312	945	921
Depreciation and amortization	47	99	139	302
Other operating charge	—	—	—	909

Operating income (loss)	464	262	1,353	(291)
Other income (expense):
Interest expense, net	(25)	(54)	(120)	(192)
Equity earnings (losses) of affiliates	(8)	(26)	(18)	(135)
Minority interest in subsidiaries	(5)	(7)	(21)	(29)
Other, net	—	—	—	1,585

Income before provision for income tax expense and cumulative effect of accounting change	426	175	1,194	938
Provision for income tax expense on a stand-alone basis	(150)	(67)	(421)	(371)

Income before cumulative effect of accounting change	276	108	773	567
Cumulative effect of accounting change, net of tax	—	—	—	(26)

Net income	$276	$108	$773	$541

Basic and diluted earnings per share before cumulative effect of accounting change	$0.31	$0.13	$0.88	$0.68
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	—	—	(0.03)

Basic and diluted earnings per share	$0.31	$0.13	$0.88	$0.65

Basic and diluted weighted average number of common equivalent shares outstanding	900	850	875	835

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions except share and per share amounts)

	As of March 31, 2003	As of June 30, 2002
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$63	$56
Accounts receivable, net	2,736	2,577
Filmed entertainment and television programming costs, net	3,185	3,062
Investments in equity affiliates	1,546	1,424
Property and equipment, net	1,475	1,501
Intangible assets, net	8,663	8,076
Goodwill, net	4,813	5,093
Other assets and investments	933	1,087

Total assets	$23,414	$22,876

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,559	$1,844
Participations, residuals and royalties payable	1,333	1,129
Television programming rights payable	1,510	1,428
Deferred revenue	498	500
Borrowings	95	942
Deferred income taxes	2,060	1,912
Other liabilities	660	735

	7,715	8,490
Due to affiliates of News Corporation	890	1,413

Total liabilities	8,605	9,903

Minority interest in subsidiaries (Note 12)	720	878
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2003 and June 30, 2002	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 352,436,375 and 302,436,375 issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	4	3
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of March 31, 2003 and June 30, 2002	6	6
Additional paid-in capital	12,780	11,569
Retained earnings and accumulated other comprehensive income	1,299	517

Total shareholders’ equity	14,089	12,095

Total liabilities and shareholders’ equity	$23,414	$22,876

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2003	2002
Operating activities:
Net income	$773	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	302
Amortization of cable distribution investments	94	84
Other operating charge	—	909
Cumulative effect of accounting change, net of tax	—	26
Equity (earnings) losses of affiliates and distributions	23	163
Minority interest in subsidiaries	8	6
Other, net	—	(1,585)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(159)	(239)
Filmed entertainment and television programming costs, net	(182)	(31)
Accounts payable and accrued liabilities	100	422
Participations, residuals and royalties payable and other liabilities	205	281

Net cash provided by operating activities	1,001	879

Investing activities:
Acquisitions, net of cash acquired	(424)	(346)
Proceeds from the sale of investments in equity affiliates	—	1,491
Investments in equity affiliates	(116)	(242)
Other investments	(23)	(90)
Purchases of property and equipment	(114)	(55)
Disposals of property and equipment	9	—

Net cash (used in) provided by investing activities	(668)	758

Financing activities:
(Repayments) borrowings, net	(852)	(149)
(Decrease) increase in Minority interest in subsidiaries	(3)	—
(Decrease) increase in Preferred Interests	(159)	1
Proceeds from the issuance of common stock	1,211	—
Advances from (repayments to) affiliates of News Corporation, net	(523)	(1,486)

Net cash used in financing activities	(326)	(1,634)

Net increase in cash and cash equivalents	7	3
Cash and cash equivalents, beginning of year	56	66

Cash and cash equivalents, end of year	$63	$69

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of March 31, 2003, held equity and voting interests in the Company of 80.6% and 97.0%, respectively.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” Among other things, SFAS No. 148 requires the disclosure in interim reports of compensation expense calculated according to SFAS No. 123 for those awards of stock-based employee compensation that were outstanding and accounted for under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. (See Note 4)

During the nine months ended March 31, 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill, indefinite-lived intangible assets and excess cost over the Company’s share of equity investees’ assets will no longer be amortized, resulting in a reduction of Depreciation and amortization expense and an improvement in Equity earnings (losses) of affiliates. (See Note 5)

In November 2001, the FASB issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or direct broadcast satellite (“DBS”) operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated condensed statements of operations. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions)
Gross Revenues	$2,738	$2,518	$8,295	$7,378
Amortization of cable distribution investments	(31)	(30)	(94)	(84)

Revenues	$2,707	$2,488	$8,201	$7,294

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

Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

Note 2 – Comprehensive Income

Comprehensive income is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions)
Net income	$276	$108	$773	$541
Other comprehensive income:
Foreign currency translation adjustments	7	(7)	9	(16)

Total comprehensive income	$283	$101	$782	$525

Note 3 – Issuance of Common Stock

In May 2002, the Company filed a Form S-3 with the Securities and Exchange Commission, which allows the Company to issue, from time to time, Class A Common Stock and/or debt securities for aggregate proceeds of up to $2.5 billion. In November 2002, the Company sold 50 million shares of its Class A Common Stock for net proceeds of approximately $1.2 billion. The Company used the net proceeds to reduce obligations Due to affiliates of News Corporation. Upon consummation of the offering, News Corporation’s equity and voting interests in the Company decreased from 85.3% and 97.8% to 80.6% and 97.0%, respectively.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Share Option Plan

In December 2002, the FASB issued SFAS No. 148. Among other things, SFAS No. 148 requires the disclosure in interim reports of compensation expense calculated according to SFAS No. 123 for those awards of stock-based employee compensation that were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25. (See Note 16) The following table illustrates the effect on Net income and Earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions except per share data)
Net income, as reported	$276	$108	$773	$541
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(12)	(8)	(35)	(22)

Pro forma net income	$264	$100	$738	$519

Basic and diluted earnings per share:
As reported	$0.31	$0.13	$0.88	$0.65
Pro forma	$0.29	$0.12	$0.84	$0.62

Note 5 – Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. In addition, for goodwill and other intangibles acquired in business combinations consummated before July 1, 2001, SFAS No. 141, “Business Combinations,” requires the Company to reclassify to goodwill those intangibles (and their related deferred tax liabilities) that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill and to reclassify to intangibles those amounts reported as goodwill that meet the SFAS No. 141 criteria for separate recognition. Accordingly, the Company has made several reclassifications between goodwill and other intangibles as of the date of the adoption.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 – Goodwill and Other Intangible Assets – continued

The Company’s intangible assets and related accumulated amortization are as follows:

	As of June 30, 2002
	Gross	Accumulated Amortization	Net	Weighted average useful lives
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$8,437	$(1,101)	$7,336	Indefinite-lived
Franchise rights and other	750	(14)	736	Indefinite-lived

	9,187	(1,115)	8,072

Intangible assets subject to amortization	60	(56)	4	4.3 years

Total Intangibles	$9,247	$(1,171)	$8,076

	As of March 31, 2003
	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$9,557	$(1,101)	$8,456
Franchise rights and other	228	(21)	207

	9,785	(1,122)	8,663

Intangible assets subject to amortization	61	(61)	—

Total Intangibles	$9,846	$(1,183)	$8,663

Aggregate amortization expense for the three and nine months ended March 31, 2003 was $1 million and $5 million, respectively. As of March 31, 2003, substantially all remaining intangible assets were determined to have indefinite lives.

The changes in the carrying value of goodwill, by segment, is as follows:

	Filmed Entertainment	Television Stations	Television Broadcast Network	Cable Network Programming	Total Goodwill
	(in millions)
Balance as of June 30, 2002	$356	$2,246	$—	$2,491	$5,093
Reclassifications	124	(129)	—	(40)	(45)
Purchase price adjustments (1)	—	(575)	—	340	(235)

Balance as of March 31, 2003	$480	$1,542	$—	$2,791	$4,813

(1)	Adjustments primarily relate to the purchase price allocations for the acquisitions of Chris Craft Industries, Inc., Speedvision Network LLC and WPWR-TV.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 – Goodwill and Other Intangible Assets – continued

The following table provides a reconciliation of reported Income before cumulative effect of accounting change for the three and nine months ended March 31, 2002 to Adjusted income before cumulative effect of accounting change that would have been reported had SFAS No. 142 been adopted as of July 1, 2001.

	For the three months ended March 31, 2002		For the nine months ended March 31, 2002
	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change
	(in millions, except per share amounts)
As reported – historical basis	$108	$0.13	$567	$0.68
Add: Goodwill amortization	19	0.02	56	0.07
Add: Intangible amortization	33	0.04	105	0.13
Add: Intangible amortization related to equity investees	4	0.01	32	0.03
Income tax impact of the above adjustments	(13)	(0.02)	(48)	(0.06)

Adjusted income before cumulative effect of accounting change	$151	$0.18	$712	$0.85

Note 6 – Borrowings

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

The Company has a single-film production financing arrangement for approximately $95 million, which is secured by the film assets and bears interest at approximately 1.9% for fiscal 2003. In April 2003, the Company repaid its single-film production financing arrangement of $95 million.

Note 7 – Other Operating Charge

The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2013 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contracts contain certain early termination clauses that are exercisable by NASCAR.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company’s national

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Other Operating Charge – continued

sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with APB Opinion No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the nine months ended March 31, 2002 was $0.67 loss per share.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at March 31, 2003, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at March 31, 2003, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of March 31, 2003, there have been no significant changes in the Company’s estimates from those employed as of December 31, 2001.

Note 8 – Chris-Craft Acquisition

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

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, in November 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. for WDCA-TV in Washington, DC and KTXH-TV in

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Chris-Craft Acquisition – continued

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

Note 9 – Other Acquisitions and Dispositions

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

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which was reflected in the unaudited consolidated condensed statement of operations for the nine months ended March 31, 2002.

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which was reflected in the unaudited consolidated condensed statement of operations for the nine months ended March 31, 2002. The proceeds from this transaction were used to reduce obligations Due to affiliates of News Corporation. In addition, the Company sublicensed certain post-season Major League Baseball (“MLB”) games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 – Other Acquisitions and Dispositions – continued

In January 2002, the Company acquired an additional 23.3% voting interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling financial interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the carrying basis of Sunshine based upon its acquired basis from News Corporation. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the Company obtained a controlling financial interest upon acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. In connection with the preliminary allocation of the purchase price, during the nine months ended March 31, 2003, goodwill and deferred taxes were reduced to reflect the difference between the book and tax bases of the net assets acquired. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Note 10 – Segment Information

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

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions)
Revenues:
Filmed Entertainment	$1,171	$1,065	$3,392	$3,121
Television Stations	463	435	1,570	1,357
Television Broadcast Network	558	553	1,731	1,595
Cable Network Programming	515	435	1,508	1,221

Total revenues	$2,707	$2,488	$8,201	$7,294

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 10 – Segment Information – continued

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions)
Operating income (loss):
Filmed Entertainment	$205	$164	$570	$408
Television Stations	162	125	676	409
Television Broadcast Network	33	(50)	(129)	(223)
Cable Network Programming	64	23	236	24
Other operating charge	—	—	—	(909)

Total operating income (loss)	464	262	1,353	(291)

Interest expense, net	(25)	(54)	(120)	(192)
Equity earnings (losses) of affiliates	(8)	(26)	(18)	(135)
Minority interest in subsidiaries	(5)	(7)	(21)	(29)
Other, net	—	—	—	1,585

Income before provision for income tax expense and cumulative effect of accounting change	$426	$175	$1,194	$938

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $170 million and $212 million for the three months ended March 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $475 million and $581 million for the nine months ended March 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $6 million and $7 million for the three months ended March 31, 2003 and 2002, respectively, has been recorded within the Filmed Entertainment segment. Intersegment operating income generated primarily by the Filmed Entertainment segment of approximately $14 million and $60 million for the nine months ended March 31, 2003 and 2002, respectively, has been eliminated within the Filmed Entertainment segment.

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

	As of March 31, 2003	As of June 30, 2002
	(in millions)
Total assets:
Filmed Entertainment	$4,523	$4,454
Television Stations	11,386	10,945
Television Broadcast Network	1,065	828
Cable Network Programming	4,894	5,225
Investments in equity affiliates	1,546	1,424

Total assets	$23,414	$22,876

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	March 31, 2003	June 30, 2002
	(in millions)
Filmed entertainment costs:
Films:
Released	$647	$728
Completed, not released	60	80
In production	508	366
In development or preproduction	44	49

	1,259	1,223

Television productions:
Released	499	500
In production	117	94
In development or preproduction	—	7

	616	601

Total filmed entertainment costs, less accumulated amortization	1,875	1,824
Television programming costs, less accumulated amortization	1,310	1,238

Total filmed entertainment and television programming costs, net	$3,185	$3,062

Note 12 – Minority Interest in Subsidiaries

In March 2001, the Company entered into a series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation (“TCF”), a subsidiary of the Company, between 2001 and 2005 (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was a reduction of $159 million and an increase of $1 million for the nine months ended March 31, 2003 and 2002, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $324 million and redemptions by the Company of Preferred Interests of $483 million during the nine months ended March 31, 2003. During the nine months ended March 31, 2002, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $466 million and redemptions by the Company of Preferred Interests of $465 million.

As of March 31, 2003, there was approximately $691 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheet as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheet as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated condensed statements of operations.

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation’s debt rating:

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12 – Minority Interest in Subsidiaries – continued

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

Through March 31, 2003, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 62% of the outstanding balance as of March 31, 2003) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

Note 13 – Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of March 31, 2003 and June 30, 2002 was approximately $9.6 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of March 31, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guarantees sports rights agreements of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1,050 million. The Company would be liable under this guarantee in the event of default of their equity affiliate.

Note 14 – Contingencies

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

Pursuant to the RPP partnership agreement, upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s interest in RPP plus (b) an 8% rate of return on the amount in (a) or (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus ½%.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 14 – Contingencies – continued

In addition, for 30 days following December 18, 2005 (the “Put Date”) and during certain periods subsequent to the Put Date, so long as RPP has not commenced an initial public offering (“IPO”) of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i) purchase all of its interests in RPP or (ii) consummate an IPO of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow. Fox Sports Net did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, or any subsequent Put Date so long as NSP and NAP have not commenced an IPO of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sports Nets’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an IPO of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow. Rainbow did not elect to exercise a put right exercisable for 30 days following December 18, 2002.

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively the “SportsChannels”) to RPP in connection with the Rainbow Transaction. In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of a three-year promissory note of RPP, bearing interest at prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the fourth quarter of fiscal 2003 following receipt of customary regulatory approval. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

NFL

Under the Company’s eight-year contract with the NFL that expires in 2006, the contract provided the NFL with the option to renegotiate the programming rights to broadcast certain football games at the end of the 2002 football season. This option was not exercised and expired in February 2003.

Note 15 – Other, net

For the nine months ended March 31, 2002, Other, net consisted of $1,439 million and $147 million in gains related to the sale of the Company’s investments in FFW and Outdoor Life, respectively.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 16 – Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

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

Note 17 – Subsequent Events

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes. News Corporation will acquire GM’s approximate 19.9% interest in Hughes for $3.8 billion, of which $768 million of the consideration may be paid in News Corporation ADRs. News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.8 billion that is payable, at News Corporation’s option, in cash or News Corporation ADRs. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82.0%. News Corporation’s voting percentage will remain at 97.0%. The closing of this transaction is subject to a number of conditions, including approval by GM’s shareholders, a tax ruling and regulatory approvals.

In April 2003, a punitive derivative and shareholder class action (Norman Levin et al. v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company and the Company’s board members, alleging among other things that in approving the above-described transaction, they breached their fiduciary duties to the Company’s public shareholders. The action seeks monetary and unspecified equitable relief.

In April 2003, six punitive shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the above-described transaction, the

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 17 – Subsequent Events – continued

defendants breached their fiduciary duties to public holders of GM’s class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation is a defendant in two of the Delaware actions and is alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The actions seek monetary and injunctive relief, including enjoining consummation of the transaction. News Corporation believes it is entitled to indemnification by GM under the agreements related to the transaction.

Neither News Corporation, the Company nor the Company’s board members have been served. If and when served, they intend to vigorously defend these actions.

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

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home video and DVD sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical, home video and DVD releases, the number of its original and returning television series that are aired by television networks and the number of its television series in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated condensed statements of operations. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	(in millions)
Gross Revenues	$2,738	$2,518	$8,295	$7,378
Amortization of cable distribution investments	(31)	(30)	(94)	(84)

Revenues	$2,707	$2,488	$8,201	$7,294

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

Other Operating Charge. The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2013 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contracts contain certain early termination clauses that are exercisable by NASCAR.

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

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the nine months ended March 31, 2002 was $0.67 loss per share.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at March 31, 2003, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at March 31, 2003, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

As of March 31, 2003, there have been no significant changes in the Company’s estimates from those employed as of December 31, 2001.

Use of Operating Income Before Depreciation and Amortization

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. In fiscal 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since, Operating Income Before Depreciation and Amortization is a non-GAAP measure it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles (“GAAP”). Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating Income Before Depreciation and Amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating Income Before Depreciation and Amortization provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences).

The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization.

Results of Operations – Three months ended March 31, 2003 versus Three months ended March 31, 2002.

The following table sets forth the Company’s operating results, by segment, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

	For the three months ended March 31,
	2003	2002	Change	% Change
	(in millions, except % change)
Revenues (1):
Filmed Entertainment	$1,171	$1,065	$106	10%
Television Stations	463	435	28	6%
Television Broadcast Network	558	553	5	1%
Cable Network Programming	515	435	80	18%

Total revenues	$2,707	$2,488	$219	9%

Operating income (loss):
Filmed Entertainment	$205	$164	$41	25%
Television Stations	162	125	37	30%
Television Broadcast Network	33	(50)	83	166%
Cable Network Programming	64	23	41	178%

Total operating income (loss)	464	262	202	77%

Interest expense, net	(25)	(54)	29	54%
Equity earnings (losses) of affiliates	(8)	(26)	18	69%
Minority interest in subsidiaries	(5)	(7)	2	29%

Income before provision for income tax expense	426	175	251	143%
Provision for income tax expense on a stand-alone basis	(150)	(67)	(83)	(124)%

Net income	$276	$108	$168	156%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$220	$180	$40	22%
Television Stations	179	173	6	3%
Television Broadcast Network	37	(45)	82	182%
Cable Network Programming	106	83	23	28%

Total Operating Income Before Depreciation and Amortization	$542	$391	$151	39%

FOOTNOTE:

(1)	In January 2002, the Company adopted EITF 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the three months ended March 31,
	2003	2002
	(in millions)
Gross Revenues	$2,738	$2,518
Amortization of cable distribution investments	(31)	(30)

Revenues	$2,707	$2,488

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since, Operating Income Before Depreciation and Amortization is a non-GAAP measure it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the three months ended March 31, 2003
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$205	$15	$—	$220
Television Stations	162	17	—	179
Television Broadcast Network	33	4	—	37
Cable Network Programming	64	11	31	106

Total	$464	$47	$31	$542

	For the three months ended March 31, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$164	$16	$—	$180
Television Stations	125	48	—	173
Television Broadcast Network	(50)	5	—	(45)
Cable Network Programming	23	30	30	83

Total	$262	$99	$30	$391

Overview. For the third quarter of fiscal 2003, the Company’s revenues increased $219 million from $2,488 million in the third quarter of fiscal 2002 to $2,707 million. This 9% increase was due to revenue increases primarily at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 4% for the quarter ended March 31, 2003 due to increased home entertainment marketing costs at the Filmed Entertainment segment. Selling, general and administrative expenses were flat as compared to the third quarter of fiscal 2002. Depreciation and amortization expenses decreased approximately 53% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of amortization of goodwill and indefinite-lived intangible assets, which impacted primarily the Television Stations and Cable Network Programming segments. For the three months ended March 31, 2003, the Company’s Operating income increased to $464 million from $262 million for the corresponding period of the prior year. This 77% improvement was primarily due to increased results at the Filmed Entertainment, Television Broadcast Network and Cable Network Programming segments. Operating Income Before Depreciation and Amortization improved 39% from $391 million for the three months ended March 31, 2002 to $542 million for the three months ended March 31, 2003 primarily due to the Filmed Entertainment and Television Broadcast Network segments.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating income (loss), Equity earnings (losses) of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $47 million, $314 million, $(22) million, $151 million, and $0.18 per share, respectively.

Equity losses of affiliates of $8 million for the quarter ended March 31, 2003 improved $18 million from losses of $26 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at Regional Programming Partners (“RPP”) and the National Geographic Channel-Domestic. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $4 million for the quarter ended March 31, 2002.

Net income for the three months ended March 31, 2003 was $276 million ($0.31 per share), an increase of $168 million from $108 million ($0.13 per share) for the corresponding period of the prior year. This improvement is due to the increased results noted above for the quarter ended March 31, 2003 as compared to the corresponding period of the prior year.

Filmed Entertainment. For the third quarter of fiscal 2003, the Filmed Entertainment segment’s revenues increased from $1,065 million to $1,171 million, or 10% compared to the corresponding period of the prior year. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong performance of Ice Age and also from various other new releases, including Minority Report, Brown Sugar and One Hour Photo, and library product. Also during the third quarter, the Company released several successful theatrical releases, including Daredevil and Just Married. Prior year results included the highly successful worldwide theatrical release of Ice Age, strong worldwide home entertainment performances of Moulin Rouge and Planet of the Apes and the domestic home entertainment performance of Kiss of the Dragon. For the three months ended March 31, 2003, the Filmed Entertainment segment reported Operating income of $205 million from $164 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased to $220 million as compared to $180 million for the corresponding period for prior year. These increases were primarily due to the revenue increases noted above, most notably from the worldwide home entertainment revenues of Ice Age, and improved margins on DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. At Twentieth Century Fox Television (“TCFTV”), contributions increased due to increased worldwide home entertainment revenues for 24, Angel, Buffy the Vampire Slayer and The Simpsons, reduced participations and lower series production costs, which were partially offset by decreased network revenues due to fewer returning series and lower domestic syndication revenues due to decreased revenues from NYPD Blue, partially offset by the initial syndication of Dharma and Greg.

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

For the quarter ended March 31, 2003, the Television Stations segment’s revenues increased to $463 million from $435 million in the corresponding quarter of the prior year. This $28 million, or 6% increase, primarily resulted from the acquisition of WPWR and a 1.7 percentage point increase in market share from the corresponding period in the prior year. These revenue increases were achieved despite the absence of the telecast of the Super Bowl on FOX this year and substantial pre-emptions from war coverage. Advertising revenues in the 26 markets of the O&O’s are estimated to be at the same levels as the prior year. The flat market growth is primarily due to the non-recurring Winter Olympics in the prior quarter which was offset by the pre-emption of advertising due to the war coverage. The Company’s O&Os generated an estimated market share of 24.4% this quarter, primarily due to the impact of the Acquired Stations, the newly acquired WPWR, non-recurring Winter Olympics and the success of the FOX prime time schedule. For the third quarter of fiscal year 2003, the Television Stations segment generated Operating income of $162 million, which was $37 million, or 30% higher than the third quarter of fiscal year 2002. This increase was due to the revenue increases noted above and reduced expenses from the Company’s adoption of SFAS No. 142, partially offset by higher fringe benefits expense, higher promotional expense during the February sweeps and the newly acquired WPWR. Operating Income Before Depreciation and Amortization improved $6 million to $179 million from $173 million.

Television Broadcast Network. For the quarter ended March 31, 2003, the Television Broadcast Network segment’s revenues increased $5 million to $558 million from $553 million in the prior year. This increase was due to increases in prime time advertising revenue related to higher ratings due to Joe Millionaire and American Idol 2 and higher sports advertising revenues due to additional NASCAR races, including the DAYTONA 500. This increase was partially offset by the non-recurring telecast of the Super Bowl on FOX in the prior year. Operating income for the Television Broadcast Network segment increased $83 million from a loss of $50 million to income of $33 million and Operating Income Before Depreciation and Amortization increased $82 million to income of $37 million from a loss of $45 million from the corresponding period of the preceding year. These operating improvements are due to lower programming rights costs due to the non-recurring telecast of the Super Bowl on FOX in the prior year, partially offset by increases in advertising expenses for midseason replacements.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $80 million or approximately 18% from $435 million to $515 million for the quarter ended March 31, 2003. This increase was the result of increased advertising revenues across all channels and increases in affiliate revenues. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”), and the consolidated regional sports networks’ (“RSNs”) revenues increased 28%, 17%, and 13%, respectively, from the corresponding period in the prior year.

At Fox News, advertising revenues increased 47% from the third quarter of fiscal 2002 as a result of ratings and increased pricing, partially offset by pre-emptions from war coverage. Affiliate revenues also increased by 7% attributed to an increase in subscribers, partially offset by a 2% increase in amortization of cable distribution investments. As of March 31, 2003, Fox News reached 82 million Nielsen households, a 3% increase over the corresponding period of the prior year.

At FX, advertising revenues increased 29% over the corresponding period of the prior year as a result of higher pricing and sell-out. FX affiliate revenues increased 8% from the corresponding period of the prior year, reflecting an increase in average subscribers partially offset by a 17% increase in amortization of cable distribution investments. As of March 31, 2003, FX reached over 79 million Nielsen households, an increase of 5% over the quarter ended March 31, 2002.

At the RSNs, affiliate revenues increased 16% primarily from an increase in DTH subscribers. Advertising revenues increased 13% due to the telecast of more National Hockey League (“NHL”) and college games as compared to the corresponding period of the prior year and higher pricing per game for National Basketball Association (“NBA”) and NHL telecasts resulting from an improved sports advertising market, partially offset by the telecast of fewer NBA games.

The Cable Network Programming segment reported Operating income of $64 million, an increase of $41 million from $23 million in the corresponding period of the prior year. These improvements were driven by the revenue increases noted above, increased results at Speed Channel and lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002. Partially offsetting these improvements were higher expenses for breaking news and programming enhancements at Fox

News, increased programming costs at FX and Speed Channel, and higher average rights fees for professional events at the RSNs. Operating Income Before Depreciation and Amortization increased $23 million to $106 million from $83 million from the corresponding period of the prior year.

Interest expense, net. Interest expense, net decreased $29 million for the third quarter of fiscal 2003 from $54 million to $25 million due to decreased interest expense from the redemption of the Notes (as defined below in Liquidity and Capital Resources) and decreased interest expense from reduced amounts Due to affiliates of News Corporation.

Equity earnings (losses) of affiliates. Equity losses of affiliates of $8 million for the quarter ended March 31, 2003 improved $18 million from losses of $26 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at Regional Programming Partners (“RPP”) and the National Geographic Channel-Domestic. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $4 million for the quarter ended March 31, 2002.

	Ownership	For the three months ended March 31,
Affiliate:	Percentage	2003	2002	Change
			(in millions)
Regional Programming Partners	40%	$(1)	$(9)	$8
National Geographic Channel – Domestic	66.7%	(4)	(6)	2
Other	Various	(3)	(11)	8

Total equity earnings (losses) of affiliates		$(8)	$(26)	$18

The Company’s share of Regional Programming Partners (“RPP”) losses was $1 million for the quarter ended March 31, 2003, as compared to $9 million in losses in the corresponding period in the prior year. This improvement is primarily due to improved results at Madison Square Garden and the Rainbow RSNs as well as cost savings at the Metro Channels. Also contributing to the improvement was lower amortization expense due to the adoption of SFAS No. 142.

The Company’s share of National Geographic Channel-Domestic’s losses was $4 million for the quarter ended March 31, 2003, as compared to $6 million in losses in the corresponding period in the prior year. Affiliate and advertising revenues increased due to significant growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of March 31, 2003, National Geographic Channel—Domestic reached over 42 million Nielsen households, a 69% increase over the quarter ended March 31, 2002.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $2 million to $5 million for the quarter ended March 31, 2003 due to a decrease in the average amounts of Preferred Interests outstanding and the corresponding decrease in Preferred Payments.

Income tax on a stand-alone basis. The effective tax rate for the third quarter of fiscal 2003 is 35.2% as compared to the prior period effective tax rate of 38.3%. The effective tax rate for the third quarter of the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

Results of Operations – Nine months ended March 31, 2003 versus Nine months ended March 31, 2002.

The following table sets forth the Company’s operating results, by segment, for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.

	For the nine months ended March 31,
	2003	2002	Change	% Change
	(in millions, except % change)
Revenues (1):
Filmed Entertainment	$3,392	$3,121	$271	9%
Television Stations	1,570	1,357	213	16%
Television Broadcast Network	1,731	1,595	136	9%
Cable Network Programming	1,508	1,221	287	24%

Total revenues	$8,201	$7,294	$907	12%

Operating income (loss):
Filmed Entertainment	$570	$408	$162	40%
Television Stations	676	409	267	65%
Television Broadcast Network	(129)	(223)	94	42%
Cable Network Programming	236	24	212	883%
Other operating charge	—	(909)	909	100%

Total operating income (loss)	1,353	(291)	1,644	565%

Interest expense, net	(120)	(192)	72	38%
Equity earnings (losses) of affiliates	(18)	(135)	117	87%
Minority interest in subsidiaries	(21)	(29)	8	28%
Other, net	—	1,585	(1,585)	(100)%

Income before provision for income tax expense and cumulative effect of accounting change	1,194	938	256	27%
Provision for income tax expense on a stand-alone basis	(421)	(371)	(50)	(13)%

Income before cumulative effect of accounting change	773	567	206	36%
Cumulative effect of accounting change, net of tax	—	(26)	26	100%

Net income	$773	$541	$232	43%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$612	$452	$160	35%
Television Stations	723	561	162	29%
Television Broadcast Network	(115)	(208)	93	45%
Cable Network Programming	366	199	167	84%
Other operating charge	—	(909)	909	100%

Total Operating Income Before Depreciation and Amortization	$1,586	$95	$1,491	**

** not meaningful

FOOTNOTE:

(1)	In January 2002, the Company adopted EITF 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. The amortization of cable distribution investments had previously been included in Depreciation and amortization. Operating income, Net income and Earnings per share are not affected by this reclassification. This reclassification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the reclassification on the Company’s revenues is as follows:

	For the nine months ended March 31,
	2003	2002
	(in millions)
Gross Revenues	$8,295	$7,378
Amortization of cable distribution investments	(94)	(84)

Revenues	$8,201	$7,294

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since, Operating Income Before Depreciation and Amortization is a non-GAAP measure it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the unaudited consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the nine months ended March 31, 2003
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$570	$42	$—	$612
Television Stations	676	47	—	723
Television Broadcast Network	(129)	14	—	(115)
Cable Network Programming	236	36	94	366

Total	$1,353	$139	$94	$1,586

	For the nine months ended March 31, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$408	$44	$—	$452
Television Stations	409	152	—	561
Television Broadcast Network	(223)	15	—	(208)
Cable Network Programming	24	91	84	199
Other operating charge	(909)	—	—	(909)

Total	$(291)	$302	$84	$95

Overview. For the nine months ended March 31, 2003, the Company’s revenues increased $907 million from $7,294 million for the nine months ended March 31, 2002 to $8,201 million. This 12% increase was due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 6% for the nine months ended March 31, 2003 due to increased home entertainment marketing costs at the Filmed Entertainment segment and increased programming and production costs at the Cable Network Programming segment. Selling, general and administrative expenses increased approximately 3% as compared to the nine months ended March 31, 2002. Depreciation and amortization expenses decreased approximately 54% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of amortization of goodwill and indefinite-lived intangible assets, which impacted primarily the Television Stations and Cable Network Programming segments. For the nine months ended March 31, 2003, Operating income and Operating Income Before Depreciation and Amortization increased $1,644 million to $1,353 million and $1,491 million to $1,586 million, respectively, from the corresponding period of the prior year. These increases were primarily due to the Other operating charge during the nine months ended March 31, 2002 for the write down of the Company’s national sports contracts without a comparative charge in the current year. In addition, increased results at the Television Stations and Cable Network Programming segments contributed to the increases in Operating income and Operating Income Before Depreciation and Amortization.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB Opinion No. 17 and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating income (loss), Equity earnings (losses) of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $141 million, $(130) million, $(103) million, $712 million, and $0.85 per share, respectively.

Equity losses of affiliates of $18 million for the nine months ended March 31, 2003 improved $117 million from losses of $135 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at RPP and the National Geographic Channel – Domestic as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $32 million for the nine months ended December 31, 2001.

Net income for the nine months ended March 31, 2003 was $773 million ($0.88 per share), an improvement of $232 million from $541 million ($0.65 per share) for the corresponding period of the prior year. This improvement is due to the increased results noted above for the nine months ended March 31, 2003 as compared to the corresponding period of the prior year, partially offset by the non-recurring gains recognized on the sales of FFW and Outdoor Life Network in the prior year.

Filmed Entertainment. For the nine months ended March 31, 2003, the Filmed Entertainment segment’s revenues increased from $3,121 million to $3,392 million, or 9% compared to the corresponding period of the prior year. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong worldwide performance of Ice Age, the domestic performances of Like Mike and Shallow Hal, and worldwide performance of library product. Also during the current year, the Company released several successful theatrical releases, including the worldwide theatrical launch of Daredevil and the international theatrical and home entertainment performances of Minority Report and Road to Perdition. Prior year results included the strong worldwide theatrical and home entertainment performances of Planet of the Apes and Dr. Dolittle 2, worldwide theatrical performance of Ice Age and the international theatrical and worldwide home entertainment performance of Moulin Rouge. For the nine months ended March 31, 2003, the Filmed Entertainment segment reported Operating income of $570 million increased from $408 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased to $612 million as compared to $452 million for the corresponding period of the prior year. These increases were primarily due to the revenue increases noted above, most notably from the worldwide home entertainment revenues of Ice Age, and improved margins on DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. At TCFTV, for the nine months ended March 31, 2003, contributions increased due to increased worldwide home entertainment revenues for 24, Angel, Buffy the Vampire Slayer and The Simpsons and domestic syndication revenues for The X-Files, reduced participations and lower series production costs, which were partially offset by decreased network revenues due to fewer returning series.

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

For the nine months ended March 31, 2003, the Television Stations segment’s revenues increased to $1,570 million from $1,357 million in the corresponding period of the prior year. This $213 million, or 16% increase primarily resulted from higher market advertising revenues, the impact of the Acquired Stations and the newly acquired WPWR, partially offset by the impact of pre-emptions from war coverage. Advertising revenues in the 26 markets of the Company’s O&O’s continued to improve versus the prior year, up an estimated 12%. This increase is primarily due to the market rebounding to pre-September 11, 2001 conditions and heavy political spending. Automotive, movies, telecommunications and political spending are all stronger than the prior year. The revenue increases noted above contributed to the Company’s O&Os estimated market share of 24.3% for the nine month period, up 1.5 percentage points from the prior year. These share gains were partially offset by heavy political spending this year, poor performance of FOX prime time schedule in the first half of fiscal year 2003 and the loss of the New York Yankee broadcasts in the New York market. For the nine months ended March 31, 2003, the Television Stations segment generated Operating income of $676 million, which was $267 million, or 65% higher than the prior year. This increase is due to the revenue increases noted above and lower local program production costs as a result of non-renewal of New York Yankee baseball game broadcasts. This increase was partially offset by a full year of the Acquired Stations’ operating expenses in the current year, higher fringe benefits expense, higher outside promotional expense to promote the FOX prime time schedule and operating expenses of the newly acquired WPWR. Operating Income Before Depreciation and Amortization increased $162 million to $723 million from $561 million.

Television Broadcast Network. For the nine months ended March 31, 2003, the Television Broadcast Network segment’s revenues increased $136 million to $1,731 million from $1,595 million in the prior year. This 9% increase is due to pricing increases and higher ratings for prime time programming, most notably from American Idol and Joe Millionaire, higher ratings for the NFL, pricing increases and additional commercial air time sold for both MLB and NFL and additional NASCAR races, including the DAYTONA 500. These increases are partially offset by the non-recurring telecast of the Super Bowl on FOX in the prior year. Operating losses for the Television Broadcast Network segment improved $94 million to a loss of $129 million and Operating Income Before Depreciation and Amortization improved $93 million to a loss of $115 million compared to the corresponding period of the preceding year. These operating improvements are driven by the revenue increase noted above and lower programming rights costs due to the non-recurring telecast of the Super Bowl on FOX in the prior year. These improvements are partially offset by higher prime time license fees for returning series and series cancellations, higher programming costs related to the national sports contracts, and increases in advertising expenses for prime time series.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $287 million or approximately 24% from $1,221 million to $1,508 million for the nine months ended March 31, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Also contributing to this increase was the full nine months consolidation of Sunshine and Fox Sports International. Fox News’, FX’s, and the RSNs’ revenues increased 49%, 19%, and 17%, respectively, from the corresponding period in the prior year.

At Fox News, advertising revenues increased 95% from the corresponding period of the prior year due to improved ratings and increased pricing. Affiliate revenue increased by 13%, attributed to an increase in subscribers versus the corresponding period of the prior year, partially offset by a 7% increase in amortization of cable distribution investments. As of March 31, 2003, Fox News reached 82 million Nielsen households, a 3% increase over the corresponding period of the prior year.

At FX, advertising revenues increased 37% over the corresponding period of the prior year as a result of higher pricing, sell-out and ratings. FX affiliate revenues increased 9% from the first nine months of fiscal 2002, reflecting an increase in average subscribers, partially offset by an 18% increase in amortization of cable distribution investments. As of March 31, 2003, FX reached over 79 million Nielsen households.

At the RSNs, affiliate revenues increased 20% primarily from an increase in DTH subscribers and the consolidation of Sunshine for the full nine months. Advertising revenues increased 16% primarily due to the telecast of more MLB, NHL and college games and the higher pricing per game for MLB, NBA and NHL telecasts resulting from an improved sports advertising market, partially offset by a reduced number of NBA games.

The Cable Network Programming segment reported Operating income of $236 million, an increase of $212 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above, lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002 and the consolidation of Sunshine for the full nine months. Partially offsetting these improvements were higher expenses for programming enhancements and consumer marketing at Fox News, higher programming costs at FX and Speed Channel, higher average rights fees for professional events at the RSNs and the consolidation of expenses from Fox Sports International for the full nine months. Operating Income Before Depreciation and Amortization increased $167 million to $366 million from $199 million from the corresponding period of the prior year.

Interest expense, net. Interest expense, net decreased $72 million for the nine months ended March 31, 2003 from $192 million to $120 million due to the decreased interest expense relating to the redemption of the Notes (as defined below in Liquidity and Capital Resources) and decreased interest expense from reduced amounts Due to affiliates of News Corporation.

Equity earnings (losses) of affiliates. Equity losses of affiliates of $18 million for the nine months ended March 31, 2003 improved $117 million from losses of $135 million from the corresponding period of the prior year. This improvement was primarily related to improved earnings at RPP and the National Geographic Channel – Domestic as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $32 million for the nine months ended December 31, 2001.

	Ownership Percentage	For the nine months ended March 31,
Affiliate:		2003	2002	Change
			(in millions)
Fox Family Worldwide (a)	49.5%	$—	$(51)	$51
Fox Sports International (b)	50%	—	(9)	9
Regional Programming Partners	40%	14	(25)	39
National Geographic Channel—Domestic	66.7%	(17)	(32)	15
Other	Various	(15)	(18)	3

Total equity earnings (losses) of affiliates		$(18)	$(135)	$117

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the aquistion of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of RPP’s income was $14 million for the nine months ended March 31, 2003, as compared to losses of $25 million in the corresponding period in the prior year. This improvement is primarily due to the prior year charges from Madison Square Garden associated with the termination of two professional player contracts, significant cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002. Partially offsetting the improvement is a player compensation charge in the current period and lower earnings from the professional teams.

The Company’s share of National Geographic Channel-Domestic’s losses was $17 million for the nine months ended March 31, 2003, as compared to $32 million in losses in the corresponding period in the prior year. Affiliate and advertising revenues for the channel increased due to significant growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of March 31, 2003, National Geographic Channel – Domestic reached over 42 million Nielsen households.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $8 million to $21 million for the nine months ended March 31, 2003 due to a decrease in the average amount of Preferred Interests outstanding and the corresponding decrease in Preferred Payments.

Other, net. Other, net was $1,585 million for the nine months ended March 31, 2002, including the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life Network in the amount of $147 million (See Liquidity and Capital Resources – FFW and Outdoor Life).

Income tax on a stand-alone basis. The effective tax rate for the nine months ended March 31, 2003 is 35.3% as compared to the prior period effective tax rate of 39.6%. The effective tax rate for the first nine months of the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of March 31, 2003, News Corporation had consolidated cash and cash equivalents of $4.8 billion, excluding the cash of the Company, and an unused Revolving Credit Agreement of $1.7 billion. We believe that cash flow from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Net cash flows provided by operating activities during the nine months ended March 31, 2003 and 2002 were $1,001 million and $879 million, respectively. This increase resulted from higher net income (adjusted for non-cash items) during the current period, partially offset by additional working capital funding requirements for inventories. The inventory increase reflects higher payments made under the NASCAR and MLB contracts, which resulted in higher net inventory.

Net cash flows used by investing activities were $668 million during the nine months ended March 31, 2003 as compared to net cash provided of $758 million in the corresponding period of the preceding fiscal year. The current year included cash used for the acquisition of WPWR, as well as funding of the investments in the National Geographic Channels, National Sports Partners and Regency Television and cable distribution investments for Fox News, FX and Speed Channel.

Net cash flows used by financing activities during the nine months ended March 31, 2003 and 2002 were $326 million and $1,634 million, respectively. The increase in cash used by financing activities is primarily attributable to the redemption of the Notes (defined below) as well as higher Repayments to affiliates of News Corporation, net used to fund operating and investing activities. Partially offsetting these uses of cash were proceeds from the Company’s issuance of Class A Common Stock (see below).

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts due in accordance with the Tax Sharing Agreement, which are included in Due to affiliates of News Corporation, were $177 million and $267 million during the nine months ended March 31, 2003 and 2002, respectively. The difference between the two periods primarily relates to the gain on the sale of the Company’s interest in FFW for the corresponding period on the prior year.

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in August 2002.

The Company has a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bears interest at approximately 1.9% for fiscal 2003. In April 2003, the Company repaid its single-film production financing arrangement of $95 million.

In May 2002, the Company filed a Form S-3 with the Securities and Exchange Commission, which allows the Company to issue, from time to time, Class A Common Stock and/or debt securities for aggregate proceeds of up to $2.5 billion. In November 2002, the Company sold 50 million shares of its Class A Common Stock for net proceeds of approximately $1.2 billion. The Company used the net proceeds to reduce obligations due to affiliates of News Corporation. Upon consummation of the offering, News Corporation’s equity and voting interests in the Company decreased from 85.3% and 97.8% to 80.6% and 97.0%, respectively.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of March 31, 2003 and June 30, 2002 was approximately $9.6 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of March 31, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guarantees sports rights agreements of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1,050 million. The Company would be liable under this guarantee in the event of default of their equity affiliate.

Ratings of News Corporation Public Debt

As of March 31, 2003, News Corporation’s debt ratings from Moody’s (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

New Millennium II

In March 2001, the Company entered into a series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation (“TCF”), a subsidiary of the Company, between 2001 and 2005 (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the consolidated condensed balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation to the extent available based on the gross receipts from the distribution of the eligible films consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments.

The net change in Preferred Interests outstanding was a reduction of $159 million and an increase of $1 million for the nine months ended March 31, 2003 and 2002, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $324 million and redemptions by the Company of Preferred Interests of $483 million during the nine months ended March 31, 2003. During the nine months ended March 31, 2002, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $466 million and redemptions by the Company of Preferred Interests of $465 million.

As of March 31, 2003, there was approximately $691 million of Preferred Interests outstanding, which are included in the unaudited consolidated condensed balance sheet as Minority interest in subsidiaries. As of June 30, 2002, there was approximately $850 million of Preferred Interests outstanding, which are included in the audited consolidated condensed balance sheet as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated condensed statements of operations.

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

Through March 31, 2003, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 62% of the outstanding balance as of March 31, 2003) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

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

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life, the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which is reflected in the unaudited consolidated condensed statement of operations for the nine months ended March 31, 2002.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which is reflected in the unaudited consolidated condensed statement of operations for the nine months ended March 31, 2002. The proceeds from this transaction were used to reduce obligations Due to affiliates of News Corporation. In addition, the Company sublicensed certain post-season MLB games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

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

Sunshine

In January 2002, the Company acquired an approximate 23.3% interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the carrying basis of Sunshine based upon its acquired basis from News Corporation. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the Company obtained a controlling financial interest upon acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

WPWR-TV

In August 2002, the Company acquired WPWR-TV in the Chicago DMA from Newsweb Corporation for $425 million. In connection with the preliminary allocation of the purchase price, during the nine months ended March 31, 2003, goodwill and deferred taxes were reduced to reflect the difference between the book and tax bases of the net assets acquired. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

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

Pursuant to the RPP partnership agreement, upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s interest in RPP plus (b) an 8% rate of return on the amount in (a) or (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus ½%.

In addition, for 30 days following December 18, 2005 (the “Put Date”) and during certain periods subsequent to the Put Date, so long as RPP has not commenced an initial public offering (“IPO”) of its securities, Fox Sports Net has the right to cause Rainbow to, at Rainbow’s option, either (i) purchase all of its interests in RPP or (ii) consummate an IPO of RPP’s securities. The purchase price will be the fair market value of Fox Sports Net’s interest in RPP and the consideration will be, at Rainbow’s option, in the form of marketable securities of certain affiliated companies of Rainbow or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investment in RPP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration received from Rainbow. Fox Sports Net did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Fox Sports Net and Rainbow were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, or any subsequent Put Date so long as NSP and NAP have not commenced an IPO of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sports Nets’ option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an IPO of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus ½%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of the consideration paid to Rainbow. Rainbow did not elect to exercise a put right exercisable for the 30 days following December 18, 2002.

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively the “SportsChannels”) to RPP in connection with the Rainbow Transaction. In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of a three-year promissory note of RPP, bearing interest at prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the fourth quarter of fiscal 2003 following receipt of customary regulatory approval. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

NFL

Under the Group’s eight-year contract with the NFL that expires in 2006, the contract provided the NFL with the option to renegotiate the programming rights to broadcast certain football games at the end of the 2002 football season. This option was not exercised and expired in February 2003.

Subsequent Events

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes. News Corporation will acquire GM’s approximate 19.9% interest in Hughes for $3.8 billion, of which $768 million of the consideration may be paid in News Corporation ADRs. News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.8 billion that is payable, at News Corporation’s option, in cash or News Corporation ADRs. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82%. News Corporation’s voting percentage will remain at 97%. The closing of this transaction is subject to a number of conditions, including approval by GM’s shareholders, a tax ruling and regulatory approvals.

In April 2003, a punitive derivative and shareholder class action (Norman Levin et al. v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company and the Company’s board members, alleging among other things that in approving the above-described transaction, they breached their fiduciary duties to the Company’s public shareholders. The action seeks monetary and unspecified equitable relief.

In April 2003, six punitive shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the above-described transaction, the defendants breached their fiduciary duties to public holders of GM’s class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation is a defendant in two of the Delaware actions and is alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The actions seek monetary and injunctive relief, including enjoining consummation of the transaction. News Corporation believes it is entitled to indemnification by GM under the agreements related to the transaction.

None of News Corporation, the Company or the Company’s board members have been served. If and when served, they intend to vigorously defend these actions.

Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure provisions of SFAS No. 148 for the quarter ended March 31, 2003.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna, the Mexican Pesos, the South African Rand and the Euro. The Company designates forward contracts used to hedge future production costs as cash flow hedges.

The effects of these contracts were not material in the quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

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

(a) Exhibits

99.1(a)

Certification by K. Rupert Murdoch, Chairman of the Board and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(b)

Certification by David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following current report on Form 8-K were filed by the Company during the Company’s third fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed February 14, 2003 relating to the announcement by Fox Entertainment Group, Inc. of the appointment of Peter J. Powers to its Board of Directors

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	FOX ENTERTAINMENT GROUP, INC.

	By:	/s/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, K. Rupert Murdoch, Chairman and Chief Executive Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ K. RUPERT MURDOCH
K. Rupert Murdoch Chairman and Chief Executive Officer

I, David F. DeVoe, Senior Executive Vice President and Chief Financial Officer of Fox Entertainment Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer