Form 10-K
period 2003-06-30
FOX ENTERTAINMENT GROUP INC
filed 2003-09-25
CIK 1068002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of September 19, 2003, the aggregate market value of common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange—Composite Transactions) was $5,400,595,580.40.

As of September 19, 2003, 352,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fox Entertainment Group, Inc.’s Notice of 2003 Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

Background

Fox Entertainment Group, Inc. (together with its direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the “Company”) is a multi-faceted entertainment company with operations in four business segments: (i) Filmed Entertainment; (ii) Television Stations; (iii) Television Broadcast Network; and (iv) Cable Network Programming. For financial information regarding the Company’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data—Note 19 to the Consolidated Financial Statements.”

The News Corporation Limited (“News Corporation”) is the beneficial owner of 177,636,375 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represent approximately 80.58% of the equity and 97% of the voting power of the Company.

The address of the Company’s principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 852-7111. The Company’s website is www.fox.com. The Company makes available, free of charge, through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2003, the Company had approximately 12,900 full-time and part-time employees.

Special Note Regarding Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on May 3, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the audited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Business

Filmed Entertainment

The Company engages in feature film and television production and distribution principally through the following businesses: Fox Filmed Entertainment (“FFE”), a producer and distributor of feature films; Twentieth Century Fox Television (“TCFTV”), a producer of network television programming; Twentieth Television, a producer and distributor of television programming; and Fox Television Studios (“FtvS”), a producer of broadcast and cable programming.

Fox Filmed Entertainment

One of the world’s largest producers and distributors of motion pictures, FFE produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2001, 2002 and 2003, FFE placed 20, 22 and 23 motion pictures, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Successful motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2001 include X-Men, Cast Away (together with DreamWorks SKG), Moulin Rouge, Dr. Dolittle 2, Ice Age, Planet of the Apes, Star Wars Episode II: Attack of the Clones, Minority Report (together with DreamWorks SKG), Road to Perdition (together with DreamWorks SKG), X-2: X-Men United, Daredevil, 28 Days Later and Bend it Like Beckham. The Company currently plans to release approximately 25 motion pictures in the United States in fiscal 2004, including Master and Commander (together with Universal Studios and Miramax Film Corp.), Stuck on You, Cheaper by the Dozen, The Day After Tomorrow and Garfield.

In addition, pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of Regency Entertainment (USA), Inc. (“New Regency”) in which the Company has a 20% interest, FFE distributes certain New Regency films and all films co-financed by the Company and New Regency in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its 2004 releases, the Company currently expects to release four New Regency films, one of which is co-financed by the Company and New Regency.

Due to increased competition and costs associated with film production, film studios and the Company constantly evaluate the risks and rewards of production. Various strategies are used to balance risk with capital needs, including co-production, contingent profit participations, acquisition of distribution rights only and insurance. In March 2001, the Company entered into a new series of film rights agreements whereby a controlled consolidated subsidiary of the Company, Cornwall Venture LLC (“NM2”), that holds certain library film rights, funds the production or acquisition costs of all eligible films, as defined in the agreements, to be produced or acquired by Twentieth Century Fox Film Corporation (“TCF”), a subsidiary of the Company, between 2001 and 2005 (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). NM2 is a separate legal entity from the Company and TCF and has separate assets and liabilities. NM2 issued a preferred limited liability membership interest (“Preferred Interest”) to a third party to fund the film financing, which is presented on the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Interest has no fixed redemption rights but is entitled to an allocation of the gross receipts to be derived by NM2 from the distribution of each eligible film. Such allocation, to the extent available based on the gross receipts from the distribution of the eligible films, consists of (i) a return on the Preferred Interest (the “Preferred Payments”), based on certain reference rates (generally based on commercial paper rates or LIBOR) prevailing on the respective dates of determination, and (ii) a redemption of the Preferred Interest, based on a contractually determined amortization schedule. The Preferred Interest has a preference in the event of a liquidation of NM2 equal to the unredeemed portion of the investment plus any accrued and unpaid Preferred Payments. As of June 30, 2003, there was approximately $762 million of Preferred Interests outstanding, which is included in the consolidated balance sheets as Minority interest in subsidiaries. On September 19, 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that currently holds the Preferred Interest in NM2, for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company will consolidate the assets and liabilities of Tintagel for accounting purposes. The June 30, 2003 outstanding NM2 Preferred Interest of $762 million, included in Minority interest in subsidiaries prior to the acquisition, will be eliminated upon consolidation; and Tintagel’s June 30, 2003 outstanding indebtedness of $736 million will now be included in Borrowings on the consolidated balance sheet of the Company. After the acquisition, Tintagel will continue to be a separate legal entity from the Company with separate assets and liabilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Millennium II.”

Motion picture companies, such as FFE, typically seek to generate revenues from various distribution channels. FFE derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“International” markets); (ii) distribution of motion pictures in various home media formats; (iii) distribution of motion pictures for exhibition on pay-per-view, video-on-demand and premium pay television programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company and News Corporation. The Company does not always have rights in all media of exhibition to all motion pictures which it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

The Company distributes and markets its films worldwide principally through its own distribution and marketing companies. The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory.

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of videocassettes and DVDs. In fiscal 2003, the domestic home entertainment division released or re-released over 450 produced and acquired titles, including 23 new FFE releases, approximately 390 catalog titles and approximately 60 television and non-theatrical titles. In International markets, the Company distributes produced and acquired titles both directly and through foreign distribution channels, with approximately 500 releases in fiscal 2003, including 45 new FFE releases, nearly 300 catalog titles and approximately 200 television and non-theatrical releases. In addition, the Company has an agreement with Metro-Goldwyn-Mayer (“MGM”) to distribute its video product in most International markets in return for certain fees. The Company released over 300 MGM Home Entertainment theatrical, catalog and television programs internationally in fiscal 2003.

Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third parties and certain affiliated subscription pay television services, pay-per-view services and video-on-demand services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee, which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view and video-on-demand arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Among third-party license agreements that units of FFE have in place in the United States for television exhibition of its motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with the Starz Encore Group and an exclusive basic cable television license agreement with American Movie Classics. Units of FFE also license motion pictures in the United States to direct-to-home (“DTH”) pay-per-view services operated by DIRECTV, Inc. and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN DEMAND L.L.C. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services as well as to emerging video-on-demand services and programming services operated by various affiliated entities.

Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company (“FOX”), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a fixed term in exchange for a specified license fee.

Twentieth Century Fox Television

During the past three fiscal years, TCFTV produced television programs for the FOX, ABC, CBS, NBC, UPN and WB broadcast television networks. TCFTV currently produces or has orders to produce episodes of the following television series: The Big House, Married to the Kellys and The Practice for ABC; Judging Amy, Still Standing, Yes Dear (each co-produced with CBS Worldwide Inc.) and The Brotherhood of Poland, New Hampshire for CBS; 24, Arrested Development, The Bernie Mac Show (a co-production with FtvS), Boston Public, Cedric the Entertainer Presents, Cracking Up, King of the Hill, Luis, Oliver Beene (a co-production with DreamWorks SKG), The Simple Life, The Simpsons, Still Life, Tru Calling and Wonderfalls for FOX; The Lyon’s Den and Miss Match for NBC; and Angel and Reba for the WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV.

Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series since the license fee paid by a network generally does not fully recover production costs. Successful network television series are licensed for (i) first-run exhibition in Canadian and International markets, (ii) off-network exhibition in the United States (including in syndication or to cable programmers) and (iii) syndication in International markets. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and direct broadcast satellite (“DBS”) programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television

Twentieth Television licenses both television programming and feature films for domestic syndication; develops and produces original reality and first-run television programming for sales to the Fox Television Stations, national syndication, FOX, the Company’s cable network business and basic cable networks; and sells national advertising units retained by Twentieth Television in off-network and syndicated programming. Twentieth Television derives revenue from off-network and syndication licensing in the form of cash license fees paid by both broadcast and cable licensees and the sale of national advertising units retained by Twentieth Television in the programs. Twentieth Television’s current and future off-network shows include The Simpsons, The X-Files, Malcolm in the Middle, Buffy the Vampire Slayer, Angel and The Hughleys. Reality and first-run original programming includes America’s Most Wanted, COPS, Divorce Court, Good Day Live, Texas Justice, Extreme Dating and Ryan Seacrest.

Fox Television Studios

Fox Television Studios (FtvS) is a program supplier to the major U.S. broadcast and cable networks as well as a growing number of emerging and international networks. FtvS produces or has orders to produce several broadcast and cable series including Malcolm in the Middle (through Regency Television, a co-venture with New Regency), The Bernie Mac Show and Wonderfalls (co-productions with TCFTV) for FOX; The Shield (produced in association with Sony Pictures Television) and Driveshaft for FX; and Beverly Hills Vet for Animal Planet. It also has or will produce a variety of television movies including 44 Minutes: The North Hollywood Shootout for FX; Footsteps and Twelve Mile Road for CBS; and 12 Days of Terror for Discovery. It produces non-fictional shows including A&E’s Biography and Animal Planet’s The Most Extreme. Its international productions include 14 separate versions of Temptation Island. FtvS also produces a variety of game shows, specials and other forms of programming for top U.S. and international telecasters.

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to over 3,260 previously released motion pictures, of which over 400 have been released since 1980, and many well-known television series. The motion pictures in the Fox Library have included many successful and well-known titles, such as The Sound of Music and Miracle on 34th Street, and eight of the top 18 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars Episode I: The Phantom Menace, Independence Day, Star Wars, Return of the Jedi, The Empire Strikes Back, Star Wars Episode II: Attack of the Clones and Home Alone. The Company earns significant revenues through licensing of titles in the Fox Library in many media, including television and home entertainment formats, and through licensing and merchandising of films and characters in films.

In addition, the Fox Library contains varying rights to many television series and made-for-television motion pictures. The television library contains such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D., Daniel Boone, The X-Files and Buffy the Vampire Slayer, as well as such current hits as The Simpsons, NYPD Blue, The Practice, King of the Hill, Judging Amy (together with CBS Worldwide, Inc.), Malcolm in the Middle, The Bernie Mac Show, 24, The Shield and Boston Public.

Licensing and Merchandising

Through its licensing and merchandising division, the Company exploits its motion picture and television properties and characters by entering into licensing agreements for merchandising, literary publishing, wireless, video games, themed entertainment and promotional tie-ins. Television series and films which have been successfully licensed and merchandised throughout the world include The Simpsons, The X-Files, 24, Buffy the Vampire Slayer, King of the Hill, Futurama, the Alien series of motion pictures, Titanic, Planet of the Apes and Ice Age.

Fox Music and Music Publishing

Fox Music produces and licenses, for distribution through third parties, soundtracks of the Company’s motion picture and television productions. The Company’s successful soundtrack releases include Brown Sugar, Moulin Rouge, Titanic, Romeo + Juliet, Hope Floats, Ally McBeal, Waiting to Exhale and Buffy the Vampire Slayer. In addition Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company’s filmed entertainment. Fox Music Publishing licenses these rights to third parties for extensive multimedia uses.

Television Stations

Fox Television Stations currently owns and operates 35 full power stations including stations located in nine of the top 10 largest designated market areas (“DMAs”). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles, and Chicago, the first, second, and third largest DMAs, respectively.

Fox Television Stations owns and operates stations that are affiliated with the United Paramount Network (“UPN”) in nine markets, including four of the top 10 DMAs. The affiliation agreements with UPN generally extend through at least the 2003-2004 broadcast season and may be extended at the option of the stations through the 2005-2006 season. UPN provides approximately 13 hours of programming a week, including two-hour prime time programming blocks five nights a week, to its affiliates. The remaining stations owned by Fox Television Stations are FOX affiliates. For a description of FOX programming, see “—Television Broadcast Network”.

The following table lists certain information about each Fox Television Station. Unless otherwise noted, all stations are FOX affiliates.

	DMA/RANK	STATION	CHANNEL/TYPE		PERCENTAGE OF U.S. TELEVISION HOUSEHOLDS REACHED(1)
New York, NY	1	WNYW	5	VHF	6.8%
		WWOR(2)	9	VHF
Los Angeles, CA	2	KTTV	11	VHF	5.0%
		KCOP(2)	13	VHF
Chicago, IL	3	WFLD	32	UHF	3.1%
		WPWR(2)	50	UHF
Philadelphia, PA	4	WTXF	29	UHF	2.7%
Boston, MA	6	WFXT	25	UHF	2.3%
Dallas, TX	7	KDFW	4	VHF	2.0%
		KDFI(3)	27	UHF
Washington, DC	8	WTTG	5	VHF	2.0%
		WDCA(2)	20	UHF
Atlanta, GA	9	WAGA	5	VHF	1.8%
Detroit, MI	10	WJBK	2	VHF	1.8%
Houston, TX	11	KRIV	26	UHF	1.7%
		KTXH(2)	20	UHF
Tampa, FL	13	WTVT	13	VHF	1.5%
Minneapolis, MN	14	KMSP	9	VHF	1.5%
		WFTC(2)	29	UHF
Cleveland, OH	15	WJW	8	VHF	1.4%
Phoenix, AZ	16	KSAZ	10	VHF	1.4%
		KUTP(2)	45	UHF
Denver, CO(4)	18	KDVR	31	UHF	1.3%
Orlando, FL	20	WOFL	35	UHF	1.1%
		WRBW(2)	65	UHF
St. Louis, MO	22	KTVI	2	VHF	1.1%
Baltimore, MD	24	WUTB(2)	24	VHF	1.0%
Milwaukee, WI	31	WITI	6	VHF	0.8%
Kansas City, MO	33	WDAF	4	VHF	0.8%
Salt Lake City, UT	36	KSTU	13	VHF	0.7%
Birmingham, AL	40	WBRC	6	VHF	0.6%
Memphis, TN	43	WHBQ	13	VHF	0.6%
Greensboro, NC	46	WGHP	8	VHF	0.6%
Austin, TX	54	KTBC	7	VHF	0.5%
Gainesville, FL	162	WOGX	51	UHF	0.1%

Total:					44.2%

Source:  Nielsen Media Research, January 2003

(1)	VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF television stations. To address this disparity, the FCC ownership rule applies a UHF discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the 35% national station ownership cap imposed by FCC regulations. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “—Regulation—Television Stations and Television Broadcast Network.”
(2)	UPN affiliate.
(3)	Independent station and secondary FOX affiliate, carrying children’s programming provided by FOX.
(4)	The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

Regulatory approval of the Company’s acquisition of television stations from Chris-Craft Industries, Inc. and its subsidiaries in July 2001 required the Company to divest sufficient stations to come into compliance with the FCC’s national station ownership cap. For more detail regarding the status of the FCC’s national station ownership cap, see “—Regulation—Television Stations and Television Broadcast Network.”

The Fox Television Stations derive substantially all of their revenues from national spot and local advertising. Advertising rates are determined by each Fox Television Station based on market conditions in the area which it serves. In addition to cash sales, the Fox Television Stations enter into customary agreements with syndicators, pursuant to which the Fox Television Stations acquire programming and the rights to sell a specified amount of advertising time for use in national spot and local advertising markets in exchange for allowing the syndicator to retain a specified amount of advertising time for sale in the national advertising market in lieu of cash consideration.

Television Broadcast Network

FOX has 196 affiliated stations (“FOX Affiliates”), including 25 full power television stations that are owned by subsidiaries of the Company, which reach, along with Fox Net, a Company-owned cable service which reaches areas not served by an over-the-air Fox affiliate, approximately 98% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and one hour of late-night programming on Saturday. FOX’s prime time programming features such series as The Simpsons, King of the Hill, That 70’s Show, Malcolm in the Middle, Boston Public, 24 and The Bernie Mac Show; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (“NFL”) and Major League Baseball (“MLB”) as well as live coverage of the premiere racing series (the Winston/Nextel Cup and the Busch series) of the National Association of Stock Car Auto Racing (“NASCAR”). FOX also provides a four-hour block of children’s programming on Saturday morning, programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends until the 2005-2006 broadcast season.

FOX derives its revenues from sales of commercial advertising time in the national advertising marketplace. FOX’s programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2002-2003 broadcast season, FOX ranked second in prime-time programming based on viewership of adults aged 18 to 49 (NBC had a 4.5 rating and a 12 share, FOX had a 4.3 rating and a 12 share, CBS had a 3.8 rating and a 10 share and ABC had a 3.8 rating and a 10 share). The median age of the FOX viewer is 35 years, as compared to 44 years for NBC, 46 years for ABC and 52 years for CBS.

The Company obtains programming for FOX from major television studios and independent television production companies pursuant to license agreements. The terms of such agreements generally provide the Company with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. The Company’s current licenses with the NFL, MLB, and NASCAR extend until the 2005-2006 NFL season, the 2006 MLB season, and the 2008 NASCAR season, respectively, assuming no early terminations.

FOX provides programming to the Fox Affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements generally require primary FOX Affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in the affiliation agreements. In 2002, FOX renewed arrangements with the primary FOX Affiliates relating to both the amount of commercial advertising time in FOX prime time programming that FOX provides to each affiliate for the affiliate to sell to advertisers (“local commercial advertising time”) and the compensation each affiliate pays to FOX for such time. FOX is currently completing the renewals of the agreements with the Fox Affiliates which expired in June 2003 primarily relating to the amount of commercial advertising time FOX provides them in NFL, MLB and NASCAR programming and the affiliates’ contributions toward the cost of FOX’s sports rights.

Cable Network Programming

The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment and movies. The Fox Cable Networks Group includes all of the Company’s cable network programming businesses other than the Fox News Channel.

Fox News Channel

Fox News Channel (“Fox News”) is a 24-hour all news cable channel which is currently available to approximately 83 million U.S. cable and DBS households. Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses news feeds to Fox Affiliates and other subscribers to use as part of local news broadcasts.

Fox Sports Networks

Sports programming operations.    Fox Sports Networks, Inc. (“FSN”) is the largest regional sports network (“RSN”) programmer in the United States focusing on live professional and major collegiate home team sports events. FSN’s sports programming business consists primarily of ownership interests in 19 RSNs (the “Fox Sports RSNs”) and National Sports Partners, a partnership between FSN and Rainbow Media Sports Holdings, Inc. (“Rainbow”), an indirect subsidiary of Cablevision Systems Corporation (“Cablevision”), which operates Fox Sports Net, a national sports programming service. Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming featuring original and licensed sports-related programming and live and replay sporting events.

FSN owns an equity interest in, or through Fox Sports Net is affiliated with, 21 RSNs. These RSNs reach approximately 75.7 million households and have rights to telecast live games of 70 professional sports teams in the MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”) (out of a total of 80 such teams in the United States) and numerous collegiate conferences and sports teams.

FSN owns a 40% interest in Regional Programming Partners (“RPP”), a partnership with Rainbow which owns various interests in RSNs, the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex, and Radio City Music Hall, both in New York, New York. For a discussion of purchase and sale rights related to the investment in RPP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Regional Programming Partners.”

In January 2002, the Company acquired an approximate 23.3% voting interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling interest in Sunshine and increased the Company’s ownership percentage to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for approximately $3 million. This acquisition increased the Company’s interest in Sunshine to 93.7% with the remaining minority interest held by third parties.

FX Network.    Launched in June 1994, FX Networks LLC (“FX”) currently reaches approximately 80.3 million U.S. cable and DBS households. FX is a general entertainment network that provides a growing roster of original series and films, as well as acquired television series and motion pictures. In addition, FX carries sports programming with live coverage of certain NASCAR events. FX’s line-up for the Fall 2003 season includes the following syndicated shows: Ally McBeal, The Practice, Married…with Children, Beverly Hills 90210 and COPS; and the following original programming: the Emmy® and Golden Globe® award winning drama series The Shield, the new drama series: Nip/Tuck, and the new nightly, half-hour comedy variety series The Orlando Jones Show. Also, slated for December is FX’s original movie Redemption: The Stan “Tooke” Williams Story starring Jamie Foxx.

SPEED Channel

SPEED Channel, currently reaching approximately 57.5 million U.S. cable and DBS households, focuses on the world of racing, including NASCAR races, events and original programming as well as other racing series, such as Formula One, the Champ Car World Series, World Rally, and Grand American Road Racing events.

FUEL

FUEL, launched on July 1, 2003 and currently reaching approximately 4.7 million U.S. cable and DBS households, is a 24-hour programming service dedicated to the world of extreme sports. FUEL covers both competitive and performance action in the arenas of skateboarding, surfing, BMX, freestyle motocross, snowboarding and wakeboarding. Programming includes international extreme sports events and competitions, and original and co-produced series.

Fox Sports Digital Nets

Fox Sports Digital Nets, currently reaching approximately 2.8 million digital cable households in the U.S., provides out-of-market sports programming from Fox Sports Net affiliated RSNs to digital cable subscribers in the U.S.

Fox Cable Network Ventures

Fox Cable Network Ventures owns a 40% interest in an entity that owns and operates the Staples Center, a sports and entertainment complex in downtown Los Angeles, California. The Staples Center is the home of the Los Angeles Kings NHL franchise and the Los Angeles Lakers and the Los Angeles Clippers NBA franchises.

Fox Sports International

Fox Sports International owns Fox Sports World, a U.S. programming service in the English-language devoted to international sports such as soccer, rugby and cricket, which service is available to approximately 18.1 million cable and DBS subscribers, and Fox Sports World-Middle East, an English-language sports network which airs in the Middle East.

Fox Sports International owns an approximate 38% interest in Fox Pan American Sports LLC (“FPAS”), with Liberty Media Corporation (“Liberty”) and Hicks, Muse, Tate & Furst Incorporated owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Central and South American nations outside of Brazil) and Fox Sports en Espanol (a Spanish-language sports network serving 5.3 million U.S. cable and DBS households).

National Geographic Channel

The Company, NBC and National Geographic Television (“NGT”) own approximately 50%, 25% and 25% interests, respectively, in NGC Network International, LLC (“NGCI”), which produces the National Geographic

Channel for distribution in various international markets, including certain countries in Europe, Asia and Latin America. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The National Geographic Channel is currently shown in approximately 133 countries internationally, as well as the United States. National Geographic programming is provided in Australia and certain countries in Europe and Scandinavia by a partnership in which British Sky Broadcasting Limited, NBC and NGT are currently partners.

The Company holds a non-controlling 66.67% interest in NGC Network US, LLC, the producer of The National Geographic Channel in the U.S., with NGT holding the remaining interest. The National Geographic Channel currently reaches approximately 44.2 million U.S. cable and DBS households.

Fox Movie Channel

Fox Movie Channel (“FMC”), which is wholly-owned by the Company, currently reaches approximately 19.4 million U.S. cable and DBS households. It is Hollywood’s first and only studio-based movie network. FMC showcases commercial-free, unedited contemporary hits and classics from the Fox Library, as well as documentaries and series exploring the movie-making process.

Los Angeles Dodgers

The Company owns substantially all of the Los Angeles Dodgers MLB franchise (the “Dodgers”) and Dodger Stadium. The Dodgers are currently in their 113th year in the National League and in each of the last seven seasons have achieved attendance of over three million fans at Dodger Stadium.

Canal Fox

The Company, through its subsidiary Fox Latin American Channel, Inc., operates Canal Fox, a general entertainment cable and satellite service for Latin America covering Mexico and Central and South America. Canal Fox broadcasts in the Portuguese language in Brazil and in the Spanish language in the rest of the territory. The channel’s programming line-up consists of motion pictures, series and music specials.

LAPTV

Fox LAPTV, L.L.C., a subsidiary of the Company, owns a 22.5% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Spanish subtitles.

Telecine

The Company, through its subsidiary Fox Latin America, Inc., owns a 12.5% equity interest in Telecine, LLC, which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Happy and Telecine Classic) in Brazil. Such channels primarily feature theatrical motion pictures from the Fox Library and three other studio partners in the English language with Portuguese subtitles.

Hughes

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes. News Corporation will acquire GM’s approximate 19.9% interest in Hughes for $3.8 billion, of which $768 million of the consideration may be paid in News Corporation ADRs. News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.7 billion that is payable, at News Corporation’s option, in cash,

News Corporation ADRs or a combination thereof. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82%. News Corporation’s voting percentage will remain at 97%. The closing of this transaction is subject to a number of conditions, including approval by GM’s shareholders and regulatory approvals.

Hughes is a provider of digital television entertainment, broadband satellite networks and services, and global video and data broadcasting. Hughes’ businesses include: DIRECTV, an all-digital multi-channel entertainment service in the United States, and DIRECTV Latin America, a digital multi-channel service provider in Latin America; Hughes Network Systems, a provider of broadband satellite networks and services to both consumers and enterprises; and PanAmSat Corporation, a publicly held company of which Hughes owns approximately 81%, which is a provider of commercial satellite-based video and data and broadcast services.

Competition

The Company faces competition from companies within the motion picture and television industry and alternative forms of leisure and entertainment activities. The entertainment industry is also subject to rapid developments in technology and shifting consumer tastes.

Filmed Entertainment

Motion picture and television production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, and that may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed.

The commercial success of the motion pictures produced and/or distributed by the Company is substantially affected by the public’s often unpredictable response to them. In addition, television networks are now producing more programs internally, which may reduce such networks’ demand for programming from other parties.

Competitive risks affecting the Company’s home entertainment business include competition among home video formats, such as DVDs and with other methods of distribution, such as video-on-demand, as well as risks associated with controlling copying and unauthorized distribution of the Company’s programs.

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

FOX competes for advertising revenues with the other broadcast networks, as well as with all other forms of advertising. Each of ABC, NBC and CBS has a greater number of affiliates with VHF signals, which are generally considered to have greater reach in their markets and, therefore, are more appealing to advertisers.

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

Cable Network Programming

General

The cable network programming business is another highly competitive field. Cable programming services compete for distribution and, when distribution is obtained, compete for viewers and advertisers with over-the-air broadcast television, radio, print media, motion picture theaters, videocassettes, DVDs and other sources of information and entertainment. Important competitive factors are the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts. More generally, the Company’s cable networks compete with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

Sports Programming

A number of basic and pay television programming services (such as ESPN) as well as free over-the-air stations and broadcast networks provide programming that targets the Fox Sports RSNs’ audience. Fox Sports Net is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Net’s primary competitor is ESPN, and to a lesser extent, ESPN2. In regional markets, the Fox Sports RSNs compete with other regional sports networks, including those operated by team owners and other sports programming providers and distributors.

In addition, the Fox Sports RSNs and Fox Sports Net compete, to varying degrees, for sports programming rights. The Fox Sports RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks and the owners of distribution outlets such as cable television systems. Fox Sport Net competes for national rights with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, and television “superstations,” which distribute sports and other programming to cable television systems by satellite, and with independent syndicators that acquire and resell such rights nationally, regionally and locally. The owners of distribution outlets such as cable television systems may also contract directly with the sports teams in their service area for the right to distribute a number of such teams’ games on their systems.

The owners of teams may also launch their own RSN and contract with cable television systems for carriage. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and thereby limiting the professional sports rights available for acquisition by the Fox Sports RSNs.

FX

FX faces competition from a number of basic and pay television programming services (such as USA Network and Turner Network Television) as well as free over-the-air broadcast networks provide programming that targets the same viewing audience as FX. FX also faces competition in the acquisition of distribution rights to programming.

Fox News Channel

Fox News Channel’s primary competition comes from the cable networks CNN, MSNBC, CNBC and Headline News. Fox News also competes for viewers and advertisers within a broad spectrum of television networks, including other cable networks and free over-the-air broadcast television.

Regulation

Filmed Entertainment

FFE is subject to the provisions of so-called “trade practice laws” in effect in 25 states relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of such motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, pursuant to various consent judgments, FFE and certain other motion picture companies are subject to certain restrictions on their trade practices in the U.S., including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis and, in some cases, a prohibition against the ownership of theaters.

Television Stations and Television Broadcast Network

In general, the television broadcast industry in the U.S. is highly regulated by Federal laws and regulations issued and administered by various Federal agencies, including the FCC. The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations, and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term shorter than the maximum otherwise permitted, or hold an evidentiary hearing.

In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television (“DTV”) service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 35 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. All 35 of the Fox Television Stations have launched digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of “high definition” digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company’s broadcast business with respect to other broadcasters and video program providers.

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

On June 2, 2003, the FCC concluded the 2002 biennial review of its broadcast ownership regulations required by the 1996 Telecom Act by amending its rules governing the ownership of television and radio stations and by replacing its newspaper/broadcast cross-ownership ban and the radio/television cross-ownership restriction with a new set of cross-media ownership limits. The new rules would (i) permit an entity to have an attributable ownership interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after the application of the UHF Discount, 45% of U.S. television households; (ii) permit common ownership of up to three television stations in DMAs with 18 or more television stations, and two television stations in DMAs with between five and 17 television stations, provided, in both cases, that a single entity cannot have an attributable interest in two television stations ranked among the top four (in terms of audience share) in any DMA (the “Local Restriction”); (iii) permit (A) in markets with nine or more television stations, common ownership of daily newspapers and up to the maximum number of television and radio stations permitted by the Local Restriction and the local radio ownership rule, and (B) in markets with between four and eight television stations, common ownership of a daily newspaper and up to 50% of the television and radio stations permitted by the Local Restriction and the local radio ownership rule, or a daily newspaper and up to the maximum number of radio stations permitted by the local radio ownership rule.

Several parties have appealed the FCC’s biennial review decision and/or petitioned the FCC to reconsider the new rules. In addition, several legislative measures have been introduced in Congress to repeal or prevent the implementation of some or all of the new rules. On September 3, 2003 the United States Court of Appeals for the Third Circuit issued an Order staying the effectiveness of the new rules. It is not possible to predict the timing or outcome of the appeals, petitions or Congressional action or their effect on the Company.

FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). The FCC has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television signals on cable systems, including carriage during the period of transition from analog to digital transmission. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) requires satellite carriers, by January 1, 2002, to carry upon request, all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the statutory copyright license provided by SHVIA. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or to negotiate carriage terms with satellite operators. Every two years beginning in 2000, FCC regulations also require increased amounts of closed captioning.

Federal legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must have, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license. The FCC has indicated its intent to enforce its children’s television rules strictly.

The FCC continues to enforce strictly its regulations concerning “indecent” programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Cable Network Programming

FCC regulations adopted pursuant to the 1992 Cable Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multi-channel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC’s regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty’s ownership interest in News Corporation, cable networks operated by the Fox Cable Networks Group and Fox News are subject to these requirements. Similarly, Cablevision is deemed to have an attributable interest in RPP. The FCC’s program access and non-discrimination regulations therefore restrict the ability of these cable programming services to enter into exclusive contracts. The rules also permit multi-channel video programming distributors (such as multi-channel multi-point distribution services (“MMDS”), satellite master antenna televisions (“SMATV”), DBS and DTHoperators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which a Cablevision cable system with 75 channels or less will not be able to carry an RPP channel or will have to remove another affiliated channel.

The FCC’s regulations concerning the commercial limits in children’s programs and political advertising also apply to certain cable television programming services carried by cable system operators. The Company must provide program ratings information and increased closed captioning of its cable programming services to comply with FCC regulations, which could increase its operating expenses.

Internet

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. Online services provided by the Company may be subject to COPPA requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults.

ITEM 2.    PROPERTIES

The Company maintains executive offices and certain of its operations in each of its business segments at 1211 Avenue of the Americas, New York, New York. These offices cover approximately 327,000 square feet and are provided by News Corporation, which maintains executive offices at such location.

The Company owns the Fox Studios Lot at 10201 West Pico Boulevard, Los Angeles, California, which consists of approximately 54 acres containing 15 sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery equipment facilities and three restaurants. The Company also leases approximately 320,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot. Each of the Company’s business segments, other than the Television Stations segment, utilizes space at the Fox Studios Lot and Fox Plaza.

The Company owns a studio facility in Rosarito, Mexico, which consists of approximately 37 acres containing office space, production facilities and the largest fresh and saltwater tanks used in motion picture production in the world.

Fox Studios Australia has a lease expiring in 2036, with an option to renew for ten years, over a 35-acre film and television production facility with industry related commercial office space in Sydney, Australia. Adjacent to that facility is a cinema and retail complex of approximately 25 acres which is leased by a 50/50 joint venture between the Company and Lend Lease Corporation for the same term.

The Company owns Dodger Stadium, which is situated on approximately 275 acres in Los Angeles. The Company is a party to a sale-leaseback arrangement with civic authorities for Dodgertown, the Dodgers’ 64 acre spring training facility in Vero Beach, Florida.

The Company also owns and leases office space, broadcast and production facilities and other ancillary support properties in various cities in the United States and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

ITEM 3.    LEGAL PROCEEDINGS

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members (and the Company as nominal defendant), alleging among other things that in approving the Hughes transaction (see Hughes), they breached their fiduciary duties to the Company’s public shareholders. The action seeks monetary and unspecified equitable relief. The Company and the Company’s board members intend vigorously to defend this action. On July 15, 2003, the defendants moved to dismiss the complaint. On September 15, 2003, the plaintiff agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes transaction, the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation is a defendant in two of the Delaware actions and is alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The actions seek monetary and injunctive relief, including enjoining consummation of the transaction. News Corporation believes it is entitled to indemnification by GM under the agreements related to the transaction. News Corporation has not been served in any of these actions. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Directors and Executive Officers of the Company

Set forth below is certain information concerning the directors and executive officers of the Company as of September 23, 2003, which information is hereby included in Item I of this report.

The Directors and Executive Officers of the Company are as follows:

Name	Age	Position
K. Rupert Murdoch, AC	72	Director, Chairman and Chief Executive Officer
Peter Chernin	52	Director, President, Chief Operating Officer
David F. DeVoe	56	Director, Senior Executive Vice President, Chief Financial Officer
Arthur M. Siskind	64	Director, Senior Executive Vice President, General Counsel
Lachlan K. Murdoch	32	Director
Christos M. Cotsakos	55	Director
Thomas W. Jones	54	Director
Peter Powers	59	Director

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

The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

Name	Age	Position
Roger Ailes	63	Chairman and Chief Executive Officer of Fox News Channel
James N. Gianopulos	51	Chairman of Fox Filmed Entertainment
Sandy Grushow	43	Chairman of the Fox Television Entertainment Group
David Hill, AM	57	Chairman and Chief Executive Officer of Fox Sports Television Group
Thomas E. Rothman	48	Chairman of Fox Filmed Entertainment
Mitchell Stern	49	Chairman and Chief Executive Officer of Fox Television Stations
Anthony J. Vinciquerra	49	President and Chief Executive Officer of the Fox Networks Group

Backgrounds of Directors, Executive Officers and Senior Executives

K. Rupert Murdoch, AC has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation’s principal subsidiary in Australia, since 1953, a Director of News International plc, News Corporation’s principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated (“NAI”), News Corporation’s principal subsidiary in the United States (“NAI”), since 1973. Mr. Murdoch has served as a Director of STAR since 1993 and as Chairman from 1993 to 1998, as a Director of British Sky Broadcasting Group plc (“BSkyB”) since 1990 and Chairman since 1999. Mr. Murdoch is also a member of the board of directors of Gemstar-TV Guide International, Inc. (“Gemstar”) and China Netcom Corporation (Hong Kong) Limited. Mr. Murdoch is Chairman of the Remuneration Committee.

Peter Chernin has been a Director and President and Chief Operating Officer of the Company since 1998. Mr. Chernin has been a Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of FOX from 1989 until 1992. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 until 2000 and has served as a director of Gemstar since 2002. Mr. Chernin has served on the Advisory Board of PUMA AG since 1999. Mr. Chernin is a member of the Remuneration Committee.

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

Lachlan K. Murdoch has been a Director of the Company since 2002. Mr. Murdoch has been an Executive Director of News Corporation since 1996 and Deputy Chief Operating Officer since 2000. Mr. Murdoch served as a Senior Executive Vice President of News Corporation from 1999 until 2000. Mr. Murdoch has been a Director of News Limited since 1995, Chairman since 1997 and served as Chief Executive from 1997 to 2000, Managing Director from 1996 until 1997 and Deputy Chief Executive from 1995 to 1996. Mr. Murdoch has served as Chairman of Queensland Press Limited since 1996 and a Director since 1994. Mr. Murdoch has been Deputy Chairman of STAR since 1995. Mr. Murdoch has been a Director of NDS Group since 2002, a Director of Gemstar since 2001 and a Director of FOXTEL Management since 1998.

Christos M. Cotsakos, Ph.D. has been a Director of the Company since 1999. Dr. Cotsakos served as President, Chief Executive Officer and a Director of E*TRADE Group, Inc. from 1996 until January 2003 and Chairman of its Board of Directors from 1998 until January 2003. Prior to joining E*TRADE Group, Inc., he served as President, Co-Chief Executive Officer, Chief Operating Officer and a Director of A.C Nielsen, Inc. from 1995 to 1996, as President and Chief Executive Officer of Nielsen International from 1993 to 1995, and as President and Chief Operating Officer of Nielsen Europe, Middle East and Africa from 1992 to 1993. Dr. Cotsakos is a Managing Partner of Pennington Ventures, LLC since 1999. Dr. Cotsakos is Chairman of the Audit Committee.

Thomas W. Jones has served as a Director of the Company since 2001. Mr. Jones has been the Chairman and Chief Executive Officer of Citigroup Global Investment Management since 1999. He is also Chairman and Chief Executive Officer of Citigroup Asset Management. Mr. Jones served as Executive Vice President of Finance and Planning, and Chief Financial Officer for TIAA-CREF between 1989 and 1993, President and Chief Operating Officer from 1993 to 1997 and Vice Chairman and Director from 1995 to 1997, when he joined Travelers Group as Vice Chairman and Director. He is also a Director of Federal Home Loan Mortgage Corporation, Philip Morris Companies Inc. and a Trustee of Cornell University. Mr. Jones is a member of the Audit Committee.

Peter Powers was appointed as a Director of the Company in February 2003. Mr. Powers has been President and Chief Executive Officer of Powers Global Strategies LLC since 1998 and served as First Deputy Mayor of the City of New York from 1994 to 1996. Mr. Powers has also served as a Director of NDS Group plc since 2000. Mr. Powers is a Director of Partnership for New York City, Association for a Better New York, NYC&Co., Central Park Conservancy, Safe Horizons and City Center. Mr. Powers is a member of the Audit Committee.

Roger Ailes has served as Chairman and Chief Executive Officer of Fox News Channel since 1996. Prior to joining Fox News in 1996, Mr. Ailes was President of CNBC since 1993 and also served as President of America’s Talking, an information talk channel that later became MSNBC.

James N. Gianopulos has been Chairman of FFE since 2000. He shares the position with Thomas E. Rothman. Mr. Gianopulos was President of Twentieth Century Fox International from 1994 until 2000 overseeing both the Theatrical and the Home Entertainment units. Mr. Gianopulos was President of International and Pay Television for Twentieth Century Fox from 1992 to 1994. Mr. Gianopulos serves on the boards of the USC Entertainment Technology Committee, the Motion Picture & Television Fund Foundation and various charitable organizations.

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

David Hill, AM has served as Chairman and Chief Executive Officer of Fox Sports Television Group since 1999. Mr. Hill served as Chairman and Chief Executive Officer of FOX from 1997 until 1999 and served as President of Fox Sports, a division of Fox Television, from 1993 to 1999. From 1996 until 1997, Mr. Hill has served as Chief Operating Officer of Fox Television. In addition, Mr. Hill has served as Chairman of Fox Sports Networks since 1996. From 1996 through 1997, Mr. Hill also served as the Chief Executive Officer of Fox Sports Networks.

Thomas E. Rothman has been Chairman of FFE since 2000. He shares the position with James N. Gianopulos. Mr. Rothman previously served as President of Twentieth Century Fox Film Group from January to August 2000, and was President of Twentieth Century Fox Production from 1995 to 2000. In 1994, he was the founder and first President of Fox Searchlight Pictures. Mr. Rothman also serves as a member of the Board of Directors of the Sundance Institute.

Mitchell Stern has been Chairman and Chief Executive Officer of Fox Television Stations and Twentieth Television since 1998. Mr. Stern was President and Chief Operating Officer of Fox Television Stations, Inc. from 1993 to 1998.

Anthony J. Vinciquerra has served as President and Chief Executive Officer of the Fox Networks Group since 2002. Mr. Vinciquerra joined the Company in 2001 as President of the FOX Television Network. Prior to joining the Company, Mr. Vinciquerra served as Executive Vice President and Chief Operating Officer of Hearst-Argyle Television since 1999. Mr. Vinciquerra joined Hearst Corporation’s broadcasting group as Group Executive in 1997 and became Executive Vice President of Hearst-Argyle later that year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “FOX”. As of September 19, 2003, there were approximately 882 holders of record of the Company’s Class A Common Stock.

The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company’s Class A Common Stock.

Fiscal 2002	High	Low
First Quarter	$27.95	$18.00
Second Quarter	$27.25	$18.73
Third Quarter	$26.70	$20.10
Fourth Quarter	$26.97	$20.27

Fiscal 2003	High	Low
First Quarter	$24.04	$17.10
Second Quarter	$27.90	$20.79
Third Quarter	$29.12	$24.66
Fourth Quarter	$29.82	$22.60

Fiscal 2004	High	Low
First Quarter (through September 19, 2003)	$32.98	$28.18

The Company has never declared or paid cash dividends on its Class A Common Stock and it is the Company’s present intention to retain earnings to finance the expansion of its business.

There is no established public trading market for the Company’s Class B Common Stock. As of September 19, 2003, FEG Holdings, Inc., an indirect wholly-owned subsidiary of News Corporation, owned all 547,500,000 shares of Class B Common Stock of the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the year ended June 30,
	2003	2002(2)	2001(3)	2000(4)	1999(5)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(1)	$11,002	$9,725	$8,414	$8,517	$8,013
Operating income (loss)	1,783	(103)	652	656	716
Income before cumulative effect of accounting change	1,031	607	206	145	205
Net income (loss)	1,031	581	(288)	145	205
Basic and diluted earnings per share before cumulative effect of accounting change	$1.17	$0.72	$0.28	$0.20	$0.33
Basic and diluted earnings (loss) per share	$1.17	$0.69	$(0.40)	$0.20	$0.33

	As of June 30,
	2003	2002	2001	2000	1999
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$72	$56	$66	$114	$121
Total assets	23,299	22,876	17,856	17,930	13,163
Due to affiliates of News Corporation	704	1,413	2,866	2,739	1,389
Borrowings	—	942	1,032	974	53
Shareholders’ equity	14,303	12,095	7,968	8,246	6,668

FOOTNOTES:

(1)	In January 2002, the Company adopted Emerging Issues Task Force No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the year ended June 30,
	2003	2002	2001	2000	1999
	(in millions)
Gross Revenues	$11,127	$9,841	$8,504	$8,589	$8,057
Amortization of cable distribution investments	(125)	(116)	(90)	(72)	(44)

Revenues	$11,002	$9,725	$8,414	$8,517	$8,013

(2)	Fiscal 2002 includes the operating results of Chris-Craft Industries, Inc., which was acquired in July 2001, and the $909 million write-down of the Company’s national sports contracts. Also included in Fiscal 2002 Net income (loss) and Basic and diluted earnings (loss) per share is the pre-tax gain of $1.4 billion on the sale of the Company’s interest in Fox Family Worldwide, Inc. (“FFW”) and the Company’s $26 million share of FFW’s after-tax cumulative effect of accounting change relating to the adoption of Statement of Position No. (“SOP”) 00-2.
(3)	Fiscal 2001 Net income (loss) and Basic and diluted earnings (loss) per share include the impact of the after-tax charge of $494 million for the cumulative effect of accounting change relating to the Company’s adoption of SOP 00-2.
(4)	Fiscal 2000 includes the operating results of Fox Sports Networks, LLC, which was fully acquired in July 1999.
(5)	The financial statements prior to November 11, 1998 were presented on a combined basis. The financial statements presented subsequent to November 11, 1998 are consolidated to reflect a reorganization through which News Corporation contributed to the Company, at book value, certain of its assets and subsidiaries engaged in the production and distribution of feature films and television programming. For reporting purposes, the financial statements for all periods are collectively referred to as Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

The Company manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of broadcast television stations in the United States;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States and professional sports team ownership in the United States.

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

Cable Network Programming.    The Cable Network Programming segment derives revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of subscribers, net of the amortization of cable distribution investments, as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in general market conditions for advertising may affect revenues.

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated statement of operations. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Gross Revenues	$11,127	$9,841	$8,504
Amortization of cable distribution investments	(125)	(116)	(90)

Revenues	$11,002	$9,725	$8,414

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

Depreciation and Amortization Expense.    Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Through fiscal 2002, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, resulting in a reduction of Depreciation and amortization expense beginning in fiscal 2003.

Other Operating Charge.    The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal year 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal year 2013 and a contract with Major League Baseball (“MLB”) through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR.

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

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 was $0.67 loss per share.

The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Considering the provision of $909 million for estimated losses and absent a difference between the actual future revenues and costs as compared to the estimated future revenues and costs, no operating profit or loss will be recognized by the Company over the estimated remaining term of the sports contracts.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at June 30, 2003 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2003, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of commitments and contingencies. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

Filmed entertainment and television programming costs.    Accounting for the production and distribution of motion pictures and television programming is in accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), which requires management’s judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs associated with revenues earned and any fair value adjustments.

Filmed Entertainment and television programming costs are amortized in the statement of operations in the direct proportion that revenues currently recognized bears to management’s estimate of total future revenues to be received throughout the life of each motion picture or television program. Estimates of revenues are reviewed and reassessed periodically on a title-by-title basis.

In the Television Broadcast Network segment, we amortize the costs of multi-year sports contracts based on the ratio of each period’s operating profit earned on the contract to the estimated total operating profit expected to be earned over the remaining life of the contract from all segments. Estimates of total operating profit to be earned over the life of the contract are reviewed periodically and amortization is adjusted as necessary. Management’s estimates of total operating profit over the life of the contract are primarily dependent upon their projections of the revenue to be derived from selling advertising spots in the games and other directly attributed revenue sources as well as direct selling costs and the direct costs associated with broadcasting the games or events. At the inception of these contracts and periodically thereafter, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses.

Sales Returns.    At the time of sale of home entertainment product, the Company records as a reduction of revenue the estimated impact of returns, rebates and other incentives. In determining the estimate of home entertainment product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Accounts Receivable.    The Company continuously monitors its customers’ payment profile and maintains a provision for estimated losses based on its historical experience and any specific customer issues that have been identified.

Property, Plant and Equipment.    Land, buildings and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Intangible Assets.    The Company has a significant amount of intangible assets, including goodwill, Federal Communications Commission (“FCC”) licenses, sports franchises, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair market value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity as compared to estimated amounts assigned to their tangible and identifiable intangible net assets. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired as well as their useful lives can significantly impact net income.

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgments. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

Income Taxes.    The Company has not recorded a valuation allowance to reduce the amount of its deferred tax assets, as the Company believes that it is more likely than not that such assets will be realized. In making this estimate, management has considered in accordance with the Tax Sharing Agreement (as defined below) future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event that management determines that it would not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance would be recorded against the deferred tax asset with a corresponding charge to Provision for income tax expense recognized in the period such determination was made.

Employee Costs.    Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates and other factors. In accordance with GAAP, differences between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement obligations and future expense.

Industry Accounting Practices

Revenue Recognition.    Revenues from theatrical distribution of feature films are recognized in accordance with SOP 00-2 paragraph .07. Specifically, revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast. Television advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments. Revenues from professional team ownership are recognized on a game-by-game basis.

Operating Expenses.    In accordance with GAAP, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. The costs of multi-year national sports contracts for the Television Broadcast Network segment are charged to expense based on the ratio of each period’s operating profit to estimated total remaining operating profit of the contract. The costs of sports contracts for the Cable Network Programming segment and program rights for entertainment programs for the Television Stations and Television Broadcast Network segments are amortized primarily on a straight-line basis, generally based on the usage of the program or term of the license. Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title and contract basis, which may result in a change in the rate of amortization and/or a writedown of the film or television asset to fair value.

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

Use of Operating Income Before Depreciation and Amortization

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. In fiscal 2002 and 2001, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating Income Before Depreciation and Amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating Income Before Depreciation and Amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences).

The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization.

Results of Operations—Fiscal 2003 versus Fiscal 2002

The following table sets forth the Company’s operating results, by segment, for fiscal 2003 as compared to fiscal 2002.

	For the year ended June 30,
	2003	2002	Change	% Change
	(in millions)
Revenues(1):
Filmed Entertainment	$4,498	$4,048	$450	11%
Television Stations	2,115	1,875	240	13%
Television Broadcast Network	2,244	2,048	196	10%
Cable Network Programming	2,145	1,754	391	22%

Total revenues	$11,002	$9,725	$1,277	13%

Operating income (loss):
Filmed Entertainment	$662	$485	$177	36%
Television Stations	921	598	323	54%
Television Broadcast Network	(100)	(283)	183	65%
Cable Network Programming	300	6	294	4,900%
Other operating charge	—	(909)	909	100%

Total operating income (loss)	1,783	(103)	1,886	1,831%

Interest expense, net	(136)	(241)	105	44%
Equity earnings (losses) of affiliates	(1)	(144)	143	99%
Minority interest in subsidiaries	(29)	(37)	8	22%
Other, net	—	1,540	(1,540)	100%

Income before provision for income taxes and cumulative effect of accounting change	1,617	1,015	602	59%
Provision for income tax expense on a stand-alone basis	(586)	(408)	(178)	(44)%

Income before cumulative effect of accounting change	1,031	607	424	70%
Cumulative effect of accounting change, net of tax	—	(26)	26	100%

Net income	$1,031	$581	$450	77%

Other data:
Operating Income Before Depreciation and Amortization(2):
Filmed Entertainment	$717	$544	$173	32%
Television Stations	983	798	185	23%
Television Broadcast Network	(81)	(263)	182	69%
Cable Network Programming	472	243	229	94%
Other operating charge	—	(909)	909	100%

Total Operating Income Before Depreciation and Amortization	$2,091	$413	$1,678	406%

Depreciation and amortization:
Filmed Entertainment	$55	$59	$(4)	(7)%
Television Stations	62	200	(138)	(69)%
Television Broadcast Network	19	20	(1)	(5)%
Cable Network Programming	47	121	(74)	(61)%

Total Depreciation and amortization	$183	$400	$(217)	(54)%

FOOTNOTES:

(1)	In January 2002, the Company adopted EITF 01-09, which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the year ended June 30,
	2003	2002
	(in millions)
Gross Revenues	$11,127	$9,841
Amortization of cable distribution investments	(125)	(116)

Revenues	$11,002	$9,725

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the consolidated financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the year ended June 30, 2003
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$662	$55	$—	$717
Television Stations	921	62	—	983
Television Broadcast Network	(100)	19	—	(81)
Cable Network Programming	300	47	125	472

Total	$1,783	$183	$125	$2,091

	For the year ended June 30, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$485	$59	$—	$544
Television Stations	598	200	—	798
Television Broadcast Network	(283)	20	—	(263)
Cable Network Programming	6	121	116	243
Other operating charge	(909)	—	—	(909)

Total	$(103)	$400	$116	$413

Overview.    For the year ended June 30, 2003, the Company’s revenues increased $1,277 million from $9,725 million for the year ended June 30, 2002 to $11,002 million. This 13% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 6% for the year ended June 30, 2003 due to increased theatrical and home entertainment marketing costs and home entertainment production costs at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 4% as compared to the year ended June 30, 2002 due to the consolidation of the Acquired Stations (as defined below) and the WPWR television station. Depreciation and amortization expenses decreased approximately 54% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of the amortization of goodwill and indefinite-lived intangible assets, which impacted primarily the Television Stations and Cable Network Programming segments. For the year ended June 30, 2003, Operating income and Operating Income Before Depreciation and Amortization increased $1,886 million to $1,783 million and $1,678 million to $2,091 million, respectively, from the corresponding period of the prior year. These increases were in part due to the Company’s $909 million Other operating charge during the year ended June 30, 2002 for the write down of the Company’s national sports contracts without a comparative charge in the current year. In addition, increased results at the Television Stations and Cable Network Programming segments contributed to the increases in Operating income and Operating Income Before Depreciation and Amortization.

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB Opinion No. 17 and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating income (loss), Equity earnings (losses) of affiliates, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $187 million, $110 million, $(115) million, $790 million, and $0.94 per share, respectively.

Equity losses of affiliates of $1 million for the year ended June 30, 2003 improved $143 million from losses of $144 million from the corresponding period of the prior year. This improvement was primarily related to improved results at Regional Programming Partners (“RPP”) and the National Geographic Channel – Domestic as well as the absence of losses from Fox Family Worldwide, Inc. (“FFW”) since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $29 million for the year ended June 30, 2002.

Net income for the year ended June 30, 2003 was $1,031 million ($1.17 per share), an improvement of $450 million from $581 million ($0.69 per share) for the corresponding period of the prior year. This improvement is due to the increased operating results noted above for the year ended June 30, 2003 as compared to the corresponding period of the prior year and the Company’s $909 million Other operating charge during the year ended June 30, 2002 for the write down of the Company’s national sports contracts without a comparative charge in the current year. These improvements were partially offset by the non-recurring gains recognized on the sales of FFW and Outdoor Life Network in the prior year without comparative gains in the current year.

Filmed Entertainment.    Revenue at the Filmed Entertainment segment increased from $4,048 million for the year ended June 30, 2002 to $4,498 million, or 11%. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong worldwide performance of Ice Age and Shallow Hal, and increased worldwide theatrical revenues due to the strong releases of X-2: X-Men United and Daredevil. During fiscal 2003, the Company had several additional successful theatrical releases, including the domestic theatrical launches and subsequent strong home entertainment performances of Like Mike and Drumline and the international theatrical launches and subsequent strong home entertainment performances of Minority Report and Road to Perdition. Prior year results included the strong worldwide theatrical, worldwide home entertainment and domestic pay-television performances of Planet of the Apes and Dr. Dolittle 2, worldwide theatrical performance of Ice Age and the international theatrical and worldwide home entertainment performance of Moulin Rouge. For the year ended June 30, 2003, the Filmed Entertainment segment reported Operating income of $662 million as compared to $485 million for the prior year. Operating Income Before Depreciation and Amortization increased to $717 million as compared to $544 million for the prior year. These increases were primarily due to the revenue increases noted above, most notably from Ice Age, and improved margins on DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. At Twentieth Century Fox Television (“TCFTV”), for the year ended June 30, 2003, contributions increased due to increased worldwide home entertainment revenues for 24, Angel, Buffy the Vampire Slayer and The Simpsons, higher network revenues for The Practice and the domestic syndication of The X-Files and King of the Hill. Improved profit rates on series due to DVD products and lower series production costs due to fewer episodes being produced also contributed to TCFTV’s increased results.

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

For the year ended June 30, 2003, the Television Stations segment’s revenues increased to $2,115 million from $1,875 million in the corresponding period of the prior year. This $240 million, or 13% increase primarily resulted from higher advertising revenues, the impact of the Acquired Stations and the acquisition of WPWR. Advertising revenues in the 26 markets of the Company’s O&O’s continued to improve versus the prior year, up approximately 9%. This increase is primarily due to the market rebounding and heavy political spending. Automotive, movies, telecommunications and political spending are all stronger than the prior year. The revenue increases noted above contributed to the Company’s O&Os market share increase of 1.4 percentage points from the prior year. This market share gain was partially offset by heavy political spending on competitor stations this year, the loss of the New York Yankee broadcasts in the New York market and the loss of the Boston Red Sox broadcasts in the Boston market. For the year ended June 30, 2003, the Television Stations segment generated Operating income of $921 million, which was $323 million, or 54% higher than the prior year. This increase was due to the revenue increases noted above and lower local program production costs as a result of the non-renewal of New York Yankee and Boston Red Sox baseball game broadcasts. This increase was partially offset by higher fringe benefits expenses, a full year of the Acquired Stations’ operating expenses in the current year, higher marketing costs to promote the FOX prime time schedule and operating expenses of WPWR. Operating Income Before Depreciation and Amortization increased $185 million to $983 million from $798 million.

Television Broadcast Network.    For the year ended June 30, 2003, the Television Broadcast Network segment’s revenues increased $196 million to $2,244 million from $2,048 million in the prior year. This 10% increase is due to higher ratings and pricing increases for prime time programming, most notably from American Idol and Joe Millionaire, higher ratings for the NFL, and the DAYTONA 500, which was not telecast on FOX in the prior year. These increases were partially offset by the non-recurring telecast of the Super Bowl on FOX in the prior year. Operating losses for the Television Broadcast Network segment improved $183 million to a loss of $100 million and Operating Income Before Depreciation and Amortization improved $182 million to a loss of $81 million compared to the corresponding period of the preceding year. These operating improvements were driven by the revenue increases noted above and lower programming rights costs due to the non-recurring telecast of the Super Bowl on FOX in the prior year. These improvements are partially offset by higher prime time license fees for returning series, increased costs for series cancellations, higher programming costs related to the Company’s national sports contracts, and increases in advertising expenses for prime time series.

Cable Network Programming.    Total revenues for the Cable Network Programming segment increased by $391 million or approximately 22% from $1,754 million to $2,145 million for the year ended June 30, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Also contributing to this increase was the full year consolidation of the Sunshine Network (“Sunshine”) and Fox Sports International. Fox News Channel’s (“Fox News”), FX Network’s (“FX”) and the majority-owned regional sports networks’ (“RSNs”) revenues increased 49%, 15%, and 16%, respectively, from the prior year.

At Fox News, advertising revenues increased 85% from the prior year due to improved ratings and increased pricing, partially offset by higher pre-emptions. Affiliate revenues increased by 12%, attributed to an increase in subscribers versus the prior year, partially offset by a 4% increase in amortization of cable distribution investments. As of June 30, 2003, Fox News reached approximately 83 million Nielsen households, a 3% increase over the prior year.

At FX, advertising revenues increased 25% over the prior year as a result of increased subscribers and higher pricing. FX affiliate revenues increased 8% from the prior year, reflecting an increase in subscribers, partially offset by a 15% increase in amortization of cable distribution investments. As of June 30, 2003, FX reached over 80 million Nielsen households, a 3% increase over the prior year.

At the RSNs, affiliate revenues increased 20% over the prior year primarily from an increase in direct to home (“DTH”) subscribers and the consolidation of Sunshine. Advertising revenues increased 12% primarily due to the telecast of more MLB and collegiate games and the higher pricing per game for MLB, National Basketball Association (“NBA”) and National Hockey League (“NHL”) telecasts resulting from an improved sports advertising market, partially offset by a reduced number of NBA games.

The Cable Network Programming segment reported Operating income of $300 million, an increase of $294 million from the prior year. These improvements were primarily driven by the revenue increases noted above, lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002, the prior year bad debt provision related to Adelphia Communications Corporation (“Adelphia”) receivables and the consolidation of Sunshine for the full year. Partially offsetting these improvements were higher expenses for programming enhancements and consumer marketing at Fox News, higher programming costs at FX and Speed Channel, Inc. (“SPEED Channel”), higher average rights fees for professional events at the RSNs and the consolidation of expenses from Sunshine and Fox Sports International for the full year. Operating Income Before Depreciation and Amortization increased $229 million to $472 million from $243 million from the prior year.

Other operating charge.    The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million in its consolidated statement of operations. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11th and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the remaining term of the sports contracts. The charge, by contract was as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

Interest expense, net.    Interest expense, net decreased $105 million for the year ended June 30, 2003 from $241 million to $136 million due to the decreased interest expense resulting from the redemption of the Notes (as defined below in Liquidity and Capital Resources) and from reduced amounts Due to affiliates of News Corporation resulting from repayments.

Equity earnings (losses) of affiliates.    Equity losses of affiliates of $1 million for the year ended June 30, 2003 improved $143 million from losses of $144 million from the prior year. This improvement was primarily related to improved earnings at RPP and the National Geographic Channel—Domestic as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $29 million for the year ended June 30, 2002.

	Ownership Percentage	For the year ended June 30,
		2003	2002	Change
		(in millions)
Fox Family Worldwide(a)	49.5%	$—	$(51)	$51
Fox Sports International(b)	50.0%	—	(9)	9
National Geographic Channel—Domestic	66.7%	(19)	(42)	23
National Geographic Channel—International	50.0%	(2)	(3)	1
National Sports Partners	50.0%	(20)	(25)	5
Regional Programming Partners	40.0%	23	(9)	32
Ventures Arena	40.0%	7	4	3
Other	Various	10	(9)	19

Total equity earnings (losses) of affiliates		$(1)	$(144)	$143

FOOTNOTES:

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest on December 3, 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of RPP’s income was $23 million for the year ended June 30, 2003, as compared to losses of $9 million in the prior year. This improvement is primarily due to the prior year charges from Madison Square Garden associated with the termination of two professional player contracts, significant cost savings at the Metro Channels, and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002. Partially offsetting the improvement is a player compensation charge and lower earnings from the professional teams in fiscal 2003.

The Company’s share of National Geographic Channel-Domestic’s loss was $19 million for the year ended June 30, 2003, as compared to a loss of $42 million in the prior year. Affiliate and advertising revenues increased due to a significant growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of June 30, 2003, National Geographic Channel—Domestic reached over 43 million Nielsen households.

Minority interest in subsidiaries.    Minority interest in subsidiaries decreased $8 million to $29 million for the year ended June 30, 2003 due to a decrease in the average amount of Preferred Interests outstanding and the corresponding decrease in Preferred Payments.

Other, net.    Other, net was $1,540 million for the year ended June 30, 2002, including the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life Network LLC (“Outdoor Life”) in the amount of $147 million (See Liquidity and Capital Resources – FFW and Outdoor Life).

Income tax on a stand-alone basis.    The effective tax rate for the year ended June 30, 2003 was 36.2% as compared to the prior year effective tax rate of 40.2%. The effective tax rate for the prior year was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

Results of Operations—Fiscal 2002 versus Fiscal 2001

The following table sets forth the Company’s operating results, by segment, for fiscal 2002 as compared to fiscal 2001.

	For the year ended June 30,
	2002	2001	Change	% Change
	(in millions)
Revenues(1):
Filmed Entertainment	$4,048	$3,676	$372	10%
Television Stations	1,875	1,550	325	21%
Television Broadcast Network	2,048	1,823	225	12%
Cable Network Programming	1,754	1,365	389	28%

Total revenues	$9,725	$8,414	$1,311	16%

Operating income (loss):
Filmed Entertainment	$485	$277	$208	75%
Television Stations	598	499	99	20%
Television Broadcast Network	(283)	(65)	(218)	(335)%
Cable Network Programming	6	(59)	65	110%
Other operating charge	(909)	—	(909)	—

Total operating (loss) income	(103)	652	(755)	(116)%

Interest expense, net	(241)	(345)	104	30%
Equity earnings (losses) of affiliates	(144)	(92)	(52)	(57)%
Minority interest in subsidiaries	(37)	(14)	(23)	(164)%
Other, net	1,540	190	1,350	711%

Income before provision for income taxes and cumulative effect of accounting change	1,015	391	624	160%
Provision for income tax expense on a stand-alone basis	(408)	(185)	(223)	(121)%

Income before cumulative effect of accounting change	607	206	401	195%
Cumulative effect of accounting change, net of tax	(26)	(494)	468	95%

Net income (loss)	$581	$(288)	$869	302%

Other data:
Operating Income Before Depreciation and Amortization(2):
Filmed Entertainment	$544	$342	$202	59%
Television Stations	798	683	115	17%
Television Broadcast Network	(263)	(45)	(218)	(484)%
Cable Network Programming	243	149	94	63%
Other operating charge	(909)	—	(909)	—

Total Operating Income Before Depreciation and Amortization	$413	$1,129	$(716)	(63)%

Depreciation and amortization:
Filmed Entertainment	$59	$65	$(6)	(9)%
Television Stations	200	184	16	9%
Television Broadcast Network	20	20	—	—
Cable Network Programming	121	118	3	3%

Total Depreciation and amortization	$400	$387	$13	3%

FOOTNOTES:

(1)	In January 2002, the Company adopted EITF 01-09, which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the year ended June 30,
	2002	2001
	(in millions)
Gross Revenues	$9,841	$8,504
Amortization of cable distribution investments	(116)	(90)

Revenues	$9,725	$8,414

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the consolidated financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the year ended June 30, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$485	$59	$—	$544
Television Stations	598	200	—	798
Television Broadcast Network	(283)	20	—	(263)
Cable Network Programming	6	121	116	243
Other operating charge	(909)	—	—	(909)

Total	$(103)	$400	$116	$413

	For the year ended June 30, 2001
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$277	$65	$—	$342
Television Stations	499	184	—	683
Television Broadcast Network	(65)	20	—	(45)
Cable Network Programming	(59)	118	90	149

Total	$652	$387	$90	$1,129

Pro Forma Results

In order to enhance comparability between fiscal 2002 and fiscal 2001 results, the following discussion of the Company’s results of operations is supplemented by pro forma financial information that assumes the acquisition of the Acquired Stations (as defined below) and Midwest Sports Channel (“RSN North”) and the acquisition of the controlling interest in SPEED Channel, formerly Speedvision Networks, LLC, Fox Sports International and Sunshine had occurred July 1, 2000. The pro forma results are presented for informational purposes only and are not indicative of the operating results that would have occurred had the transactions actually occurred at July 1, 2000, nor are they necessarily indicative of future operating results.

Overview of Company Results.    For the year ended June 30, 2002, Revenues increased approximately 16% from $8,414 million to $9,725 million. Increased revenues at the Filmed Entertainment and Cable Network Programming segments principally contributed to this increase. In aggregate, Operating, Selling, general and administrative and Depreciation and amortization expenses increased approximately 15% from fiscal 2001. Operating expenses increased approximately 15% for the year ended June 30, 2002 due primarily to increased programming rights costs at the Television Broadcast Network primarily due to the telecast of the Super Bowl, the new MLB contract, and license fees for Star Wars Episode I: Phantom Menace. Selling, general and administrative expenses increased approximately 18% due to the $30 million write-off of Adelphia receivables at the Cable Network Programming segment as well as the acquisition of RSN North and the consolidation of SPEED Channel and Sunshine at the Cable Network Programming segment. During fiscal 2002, Depreciation and amortization increased approximately 3% due to the acquisition of the Acquired Stations (as defined below) at the Television Stations segment. For the year ended June 30, 2002, the Company reported an operating loss of $103 million declining from income of $652 million in fiscal 2001. Operating Income Before Depreciation and Amortization decreased to $413 million from $1,129 million for the year ended June 30, 2001. These decreases were primarily due to the Other operating charge of $909 million related to losses on the Company’s sports contracts caused by changes in accounting estimates primarily with respect to reductions of projected advertising revenue on national sports rights agreements with the NFL, MLB and NASCAR. Partially offsetting the Other operating charge were improved results at the Filmed Entertainment and Television Stations segments.

Equity losses of affiliates of $144 million increased $52 million from $92 million for the year ended June 30, 2001. These increased losses relate primarily to a non-cash compensation charge of which the Company’s share is $30 million recorded at FFW prior to the sale of the Company’s interests in FFW to The Walt Disney Company (“Disney”). In addition, the absence of earnings from The Golf Channel (sold in June 2001) and increased losses at RPP and National Geographic Channel-Domestic, after its launch in January 2001 contributed to increased losses.

For the year ended June 30, 2002, the Company recognized its share of FFW’s one-time, non-cash charge for a cumulative effect of accounting change in the amount of $26 million for the change in FFW’s film accounting in accordance with SOP 00-2. This is compared to the Company’s adoption of SOP 00-2 beginning July 1, 2000. The Company’s non-cash charge of $494 million, net of tax benefit of $302 million, was recorded during the year ended June 30, 2001.

Net income for the year ended June 30, 2002 was $581 million ($0.69 per share), an improvement from losses of $288 million ($0.40 loss per share) for the year ended June 30, 2001. This improvement was primarily the result of the Company’s gains on the sales of FFW and Outdoor Life, which were partially offset by the charge for the change in accounting estimate on the Company’s national sports rights agreements.

Filmed Entertainment.    Revenues at the Filmed Entertainment segment increased from $3,676 million for the year ended June 30, 2001 to $4,048 million for the year ended June 30, 2002. This increase is due to the worldwide theatrical, worldwide home entertainment and domestic pay-television performance of Planet of the Apes, domestic theatrical and home entertainment performance of Kiss of the Dragon, the worldwide theatrical performance of Ice Age, the worldwide home entertainment performances of Moulin Rouge and Dr. Dolittle 2 and library titles on DVD. Fiscal 2001 results included the worldwide theatrical, worldwide home entertainment and domestic pay-television performance of X-Men, the international television sales of Titanic and the worldwide home entertainment performance of library titles. Additionally, at TCFTV, increased syndication revenues for NYPD Blue and King of the Hill, higher license fees for Buffy the Vampire Slayer, Dharma and Greg and The Practice and increased worldwide home entertainment and international free-television revenues for The Simpsons contributed to the increase in revenues. The Filmed Entertainment segment’s operating income for the year ended June 30, 2002 increased 75% or $208 million to $485 million from $277 million for the year ended June 30, 2001. Operating Income Before Depreciation and Amortization increased $202 million to $544 million for the year ended June 30, 2002 from $342 million for the year ended June 30, 2001. These increases are due to the revenue increases noted above, compared to fiscal 2001 results which were partially offset by the disappointing results of Monkeybone, Say It Isn’t So and The Legend of Bagger Vance.

Television Stations.    On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft (as defined below), consisting of ten television stations and subsequently exchanged three former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). This acquisition increased the number of the Company’s O&Os to 34 full power stations.

The table below reflects the unaudited pro forma combined results of the Television Stations segment as if the acquisition of the Acquired Stations had taken place as of July 1, 2000.

	For the years ended June 30,
	2002	2001	Change
	(in millions)
Revenues	$1,913	$2,018	$(105)
Operating income	618	600	18
Operating Income Before Depreciation and Amortization	821	809	12

On a pro forma basis, for the year ended June 30, 2002, Revenues at the Television Stations segment decreased $105 million to $1,913 million from $2,018 million for the year ended June 30, 2001. This decrease is primarily due to the adverse impact of the September 11th terrorist attacks, which further weakened the advertising markets, partially offset by an estimated 1.4 percentage point gain in market share over fiscal 2001. This market share gain resulted from the positive impact of non-returning political advertising and the 2000 Summer Olympics (broadcast during fiscal 2001), syndicated programming of Seinfeld, the replacement of Fox Kids programming with better rated programming and the telecast of major sporting events including the post-season MLB, especially the seven game MLB World Series, and the Super Bowl. For the year ended June 30, 2002, Operating income at the Television Stations segment increased by $18 million to $618 million from $600 million for the year ended June 30, 2001. This increase is due to savings from the use of an in-house advertising sales representative, the non-renewal of local rights to broadcast the New York Yankees games for the 2002 season, and improved performance at the Acquired Stations. For the year ended June 30, 2002, Operating Income Before Depreciation and Amortization for the Television Stations segment increased $12 million to $821 million for fiscal 2002 compared to $809 million in fiscal year 2001 due to the reasons noted above.

Television Broadcast Network.    For the year ended June 30, 2002, the Television Broadcast Network’s Revenues increased $225 million to $2,048 million from $1,823 million for the year ended June 30, 2001. This 12% increase is due primarily to advertising revenues from the Super Bowl, which was not telecast on FOX in fiscal 2001, $85 million of revenue recognized from the sale of MLB divisional series rights to ABC Family, and increased advertising revenue for MLB due to additional postseason games compared to fiscal 2001. These results were partially offset by lower prime time advertising revenue resulting from a ratings decline in entertainment programming and lower NFL advertising revenue due to a decrease in regular season pricing and ratings. For fiscal 2002, operating losses for the Television Broadcast Network segment increased $218 million to a loss of $283 million and Operating Income Before Depreciation and Amortization decreased $218 million to a loss of $263 million compared to fiscal 2001. Increased MLB programming rights associated with more games shown than in fiscal 2001, the Super Bowl, not telecast on FOX in fiscal 2001, license fees for Star Wars Episode I: Phantom Menace and higher prime time license fees for returning series contributed to the increased losses.

Cable Network Programming.    On a reported basis, Revenues for the Cable Network Programming segment increased by $389 million from $1,365 million to $1,754 million for the year ended June 30, 2002. Improved ratings and increased subscribers at Fox News and FX contributed to this 28% increase in revenues. Operating income improved $65 million from a loss of $59 million for the year ended June 30, 2001 to income of $6 million for the year ended June 30, 2002, primarily due to improved results across all channels and the inclusion of results from the acquisitions, most notably SPEED Channel which contributed $17 million of operating income since its acquisition in fiscal 2002. These improvements were partially offset by the $30 million write-off of Adelphia receivables. Operating Income Before Depreciation and Amortization increased $94 million to $243 million from $149 million for the year ended June 30, 2001.

Fox Cable Networks Group consists of the results of FX, the RSNs, SPEED Channel and Fox Sports International. In February 2001, Fox Cable Networks Group acquired RSN North and in January 2002, a controlling interest in Sunshine was acquired. Both RSN North and Sunshine are consolidated in the results of the RSNs. During fiscal 2002, Fox Cable Networks Group acquired the remaining ownership interest in SPEED Channel and has consolidated its results since July 25, 2001. In December 2001, Fox Cable Networks Group acquired the remaining 50% interest in Fox Sports International and has consolidated its results since the date of acquisition.

The table below reflects the unaudited pro forma combined results of the Cable Network Programming segment as if the acquisitions discussed above had taken place as of July 1, 2000.

	For the years ended June 30,
	2002	2001	Change
	(in millions)
Revenues	$1,814	$1,566	$248
Operating income (loss)	15	(91)	106
Operating Income Before Depreciation and Amortization	253	132	121

On a pro forma basis, for the year ended June 30, 2002, Fox Cable Networks Group’s Revenues increased 16% from the year ended June 30, 2001. Revenues at FX and the RSNs grew 18% and 9%, respectively. FX affiliate revenues increased 22%, reflecting a 20% increase in average subscribers over fiscal 2001. As of June 30, 2002, FX reached over 78 million households, an increase of 13 million over fiscal 2001. Despite the difficult advertising sales market, FX advertising revenues increased 26% over the prior year, as the result of an increase in average audience and higher ratings, primarily due to the success of The Shield, partially offset by declines in pricing. Affiliate revenues increased 13% at the RSNs primarily from increased average cable rates per subscriber, as well as increases in total subscribers. Advertising revenues for the RSNs were even with fiscal 2001, primarily resulting from the weak advertising market. Revenues at SPEED Channel increased 56% from fiscal 2001 primarily due to increased average audience and new programming. As of June 30, 2002, SPEED Channel reached nearly 52 million households. Fox Cable Networks Group’s operating income increased $77 million or 213% for the year ended June 30, 2002. Revenue increases noted above primarily drove Fox Cable Networks Group’s operating profit, partially offset by higher average rights fees associated with new professional sports rights agreements and an increase in the number of professional events telecast at the RSNs, and increased programming and marketing costs associated with FX’s Fall prime-time lineup and its new original series, The Shield. Operating Income Before Depreciation and Amortization improved approximately 55% from the year ended June 30, 2001 due to the reasons noted above.

For the year ended June 30, 2002, Fox News’ Revenues increased 46% from fiscal 2001. A 72% increase in advertising revenue was driven by improved ratings, partially offset by lower national sell-out and pre-emptions.

Affiliate revenues increase of 31% was attributable to an 18% increase in subscribers from approximately 68 million subscribers as of June 30, 2001 to 80 million as of June 30, 2002. These increases were partially offset by a 16% increase in amortization of cable distribution investments due to subscriber acquisitions. Operating losses improved 67% for the year ended June 30, 2002 compared to the year ended June 30, 2001. This improvement resulted from the revenue increase of 46% noted above, which was only partially offset by higher costs associated with breaking news events and programming expenses. These higher costs were mitigated by cost savings due to the absence of election coverage in fiscal 2002. Operating Income Before Depreciation and Amortization improved $47 million from fiscal 2001 due to the reasons noted above.

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

Interest expense, net.    Interest expense, net decreased $104 million for fiscal 2002 from $345 million to $241 million due to a decrease in amounts Due to affiliates of News Corporation, the expiration of the New Millennium film financing agreement in March 2001 and the classification of the expenses related to the New Millennium II film financing as Minority interest in subsidiaries and lower amounts outstanding under single picture film financing.

Equity losses of affiliates.    Equity losses of affiliates for the year ended June 30, 2002 increased $52 million to $144 million from $92 million in fiscal 2001. The primary reasons for the increase in Equity losses of affiliates are a non-cash compensation charge of which the Company’s share is $30 million recorded before the sale of the Company’s interests in FFW. In addition, the absence of earnings from The Golf Channel, which was sold in June 2001, and decreased results at RPP and National Geographic Channel – Domestic, after its launch in January 2001, contributed to increased losses.

	Ownership Percentage	For the year ended June 30,
		2002	2001	Change
		(in millions)
Fox Family Worldwide(a)	49.5%	$(51)	$(37)	$(14)
Fox Sports International(b)	50.0%	(9)	(22)	13
Regional Programming Partners	40.0%	(9)	2	(11)
National Geographic Channel—Domestic	66.7%	(42)	(22)	(20)
The Golf Channel(c)	31.0%	—	14	(14)
Other	Various	(33)	(27)	(6)

Total equity losses of affiliates		$(144)	$(92)	$(52)

FOOTNOTES:

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.
(c)	The Company sold its interests in The Golf Channel in June 2001.

The Company’s share of National Geographic Channel-Domestic’s losses were $42 million for the year ended June 30, 2002, as compared to $22 million in losses in fiscal 2001. As the channel launched in January 2001, the growth in programming and advertising revenues was offset by the increase in the amortization of cable distribution investments in fiscal year 2002. Also contributing to the losses was the increase in production and marketing expenses associated with a full year of operations. As of June 30, 2002, National Geographic Channel – Domestic reached 28 million households as compared to 12 million households as of June 30, 2001.

The Company’s share of RPP’s losses was $9 million for the year ended June 30, 2002, as compared to income of $2 million for the year ended June 30, 2001. This decrease is primarily due to charges from the Madison Square Garden (“MSG”) division associated with the termination of two professional player contracts, the negative impact of losing the telecast rights of the New York Yankees at MSG Network, lower revenues from the Radio City Music Hall Christmas Spectacular as well as lower advertising revenues at its RSNs. These losses were partially offset by the favorable impact of cost savings at the Metro Channels and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002.

Minority interest in subsidiaries.    Minority interest in subsidiaries increased $23 million to $37 million for the year ended June 30, 2002 due to the establishment of preferred interests in New Millennium II relating to the Company’s film financing arrangement, under which outstanding amounts are reflected as Minority interest in subsidiaries in the accompanying consolidated balance sheets.

Other, net.    Other, net was $1,540 million for the year ended June 30, 2002 as compared to $190 million in fiscal 2001. Fiscal 2002’s income includes the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life in the amount of $147 million and a loss of $42 million on the early redemption of the Notes (as defined below). Fiscal 2001 reflected the gain on the sale of the Company’s interest in The Golf Channel in the amount of $311 million, a loss on the restructuring of the Company’s relationship with Healtheon/WebMD Corporation (“WebMD”) in the amount of $143 million, a $40 million gain on the sale of Home Team Sports and a $15 million loss on the sale of The Health Network (“THN”).

Provision for income taxes on a stand-alone basis.    Provision for income tax expense for the year ended June 30, 2002 increased to $408 million from $185 million in fiscal 2001. The effective tax rate for the period decreased to 40% compared to 47% in the corresponding period of the preceding year. The decrease in the effective rate resulted from an increase in the relationship of pre-tax income to non-deductible items as compared to fiscal 2001.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of June 30, 2003, News Corporation had consolidated cash and cash equivalents of $4.4 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash flows from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Net cash flows provided by operating activities during the year ended June 30, 2003 were $1.3 billion as compared to $987 million in fiscal 2002. The increase in net cash provided by operating activities is due to higher net income (after consideration of non-cash activity) in fiscal 2003 as compared to fiscal 2002. Offsetting this source of cash was higher inventory funding for additional films in production in fiscal 2003 as compared to fiscal 2002 and pension contributions of $51 million in fiscal 2003 as compared to $6 million in fiscal 2002.

Net cash used in investing activities was $752 million for the year ended June 30, 2003 as compared to cash provided by investing activities of $678 million in the fiscal 2002. Fiscal 2003 included cash used for the acquisition of WPWR, and purchases of property plant and equipment. Fiscal 2002 included the proceeds of the sales of FFW and Outdoor Life, partially offset by cash used for the acquisition of a controlling interest in the SPEED Channel, investments in the National Geographic Channels and Fox Studios Australia and increased cable distribution investments for Fox News, FX and SPEED Channel.

Net cash used in financing activities was $539 million during fiscal year ended June 30, 2003 as compared to $1.7 billion in fiscal 2002. Fiscal 2003 included the redemption of the Notes (as defined below) as well as repayments to affiliates of News Corporation, net. These uses were offset by the proceeds from the Company’s Class A Common Stock offering described below. Fiscal 2002 included higher repayments to affiliates of News Corporation, net as compared to 2003.

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts paid in accordance with the Tax Sharing Agreement, which are included in Due to affiliates of News Corporation, were $282 million and $370 million during the years ended June 30, 2003 and 2002, respectively. The difference between the two periods primarily relates to the gain on the sale of the Company’s interest in FFW for the corresponding period of the prior year.

As discussed above, the Company made contributions to its pension plans totaling $51 million in Fiscal 2003. In addition, the Company recorded an additional minimum liability of approximately $109 million as of June 30, 2003. Although this non-cash adjustment did not impact the 2003 operating results, pension expense is expected to increase in 2004 primarily due to the lower fair value of pension assets, due to a decline in equity returns and a reduction in both the assumed discount rate and the estimated return on plan assets. Additionally, contributions to the Company’s pension plans are expected to increase in 2004.

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, (“Fox Sports Networks”) irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in the amount of $942 million in August 2002.

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

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2003 and 2002 was approximately $10 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

Intercompany Financing

The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the year ended June 30, 2003, the intercompany interest rate was 8%. The Company anticipates that cash from foreseeable future operations and borrowings from News Corporation will be sufficient to meet its working capital requirements.

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

The net change in Preferred Interests outstanding was a reduction of $88 million and an increase of $8 million for the years ended June 30, 2003 and 2002, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $520 million and redemptions by the Company of Preferred Interests of $608 million during the year ended June 30, 2003. During the year ended June 30, 2002, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $657 million and redemptions by the Company of Preferred Interests of $649 million.

As of June 30, 2003 and 2002, there was approximately $762 million and $850 million of Preferred Interests outstanding, respectively, which are included in the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

On September 19, 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that currently holds the Preferred Interest in NM2, for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company will consolidate the assets and liabilities of Tintagel for accounting purposes. The June 30, 2003 outstanding NM2 Preferred Interest of $762 million, included in Minority interest in subsidiaries prior to the acquisition, will be eliminated upon consolidation; and Tintagel’s June 30, 2003 outstanding indebtedness of $736 million will now be included in Borrowings on the consolidated balance sheet of the Company. After the acquisition, Tintagel will continue to be a separate legal entity from the Company with separate assets and liabilities.

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

During fiscal 2003, no Ratings Trigger Event occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 56% of the outstanding balance as of June 30, 2003) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

Ratings of News Corporation Public Debt

As of June 30, 2003, News Corporation’s debt ratings from Moody’s (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments and borrowings as of June 30, 2003 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these commitments primarily with operating cash flow generated in the normal course of business.

	As of June 30, 2003
	Payments Due by Period
Contractual Obligations and Commitments	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Due to affiliates of News Corporation(a)	$704	$—	$—	$704	$—
New Millennium II Preferred Interest(b)	762	505	257	—	—
Major League Baseball(c)	1,661	353	843	465	—
National Football League(d)	2,305	725	1,580	—	—
National Association of Stock Car Auto Racing(e)	1,420	195	539	524	162
Operating leases(f)	632	106	160	96	270
Other programming commitments and obligations(g)	5,115	1,506	1,412	785	1,412

Total Contractual Obligations and Commitments	$12,599	$3,390	$4,791	$2,574	$1,844

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that timeframe.

	As of June 30, 2003
Contingent Guarantees	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Guarantees(h)	$9,991	$—	$533	$550	$8,908
Guarantees of equity affiliates(i)	$1,007	$74	$99	$111	$723

FOOTNOTES:

(a)	The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $704 million of indebtedness to affiliates of News Corporation as of June 30, 2003, which extends through June 30, 2008.
(b)	See discussion of New Millennium II above. As noted therein, this interest has no fixed redemption rights but is entitled to an allocation of gross receipts from the distribution of eligible films.
(c)	The Company’s contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $1.7 billion as of June 30, 2003. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to Disney, and is paid a sublicense fee aggregating $495 million over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.
(d)	Under the Company’s contract with the NFL through 2006, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $2.3 billion as of June 30, 2003, and are payable over the remaining term of the contract. This contract provided the NFL with the option to renegotiate the programming rights to broadcast certain football games at the end of the 2002 football season. This option was not exercised and expired in February 2003.
(e)	The Company’s contracts with NASCAR, which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal 2009 and exclusive NASCAR content rights as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing SPEED Channel through fiscal 2013. The remaining future minimum payments aggregated approximately $1.4 billion as of June 30, 2003, and are payable over the remaining terms assuming no early terminations.
(f)	The Company leases transponders, office facilities, equipment, and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2036.
(g)	The Company’s minimum commitments and guarantees under certain other programming, local sports broadcast rights, players and other agreements aggregated approximately $5.1 billion as of June 30, 2003.
(h)	See discussion of Guarantees above.
(i)	The Company guarantees sports rights agreement of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1 billion. The Company would be liable under this guarantee in the event of default of their equity affiliate. As of June 30, 2003, no default by the Company’s equity affiliate has occurred.

Except as otherwise discussed above, the Company does not guarantee the debt of any of its affiliates accounted for using the equity method of accounting.

Contingencies

Regional Programming Partners

In December 1997, Rainbow Media Sports Holdings, Inc. (“Rainbow”) (a subsidiary of Cablevision Systems Corporation (“Cablevision”)) and Fox Sports Net, Inc. (“Fox Sports Net”) (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs (the “Rainbow Transaction”). Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers NHL franchise, and the New York

Knickerbockers NBA franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement, upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus  1/2%.

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

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, or any subsequent Put Date so long as NSP and NAP have not commenced an IPO of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sports Net’s option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an IPO of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus  1/2%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of consideration paid to Rainbow.

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively the “SportsChannels”) to RPP in connection with the Rainbow Transaction. In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of a three-year promissory note of a subsidiary of RPP, bearing interest at prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the first half of fiscal 2004. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

Litigation

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members (and the Company as nominal defendant), alleging among other things that in approving the Hughes transaction (See Hughes), they breached their fiduciary duties to the Company’s public shareholders. The action seeks monetary and unspecified equitable relief. The Company and the Company’s board members intend vigorously to defend this action. On July 15, 2003, the defendants moved to dismiss the complaint. On September 15, 2003, the plaintiff agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed upon order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes transaction, the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation is a defendant in two of the Delaware actions and is alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The actions seek monetary and injunctive relief, including enjoining consummation of the transaction. News Corporation believes it is entitled to indemnification by GM under the agreements related to the transaction. News Corporation has not been served in any of these actions. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

Acquisitions and dispositions

WebMD

In January 2000, the Company completed a series of integrated transactions with WebMD to exchange, among other things, media services and its interest in THN for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company’s obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD’s interest in THN. The acquisition of THN was recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over the remaining eight years and will remain obligated for cash payments to WebMD of $5.7 million over the remaining term. The carrying value of the deferred revenue for future media services is approximately $107 million as of June 30, 2003, with a market value of approximately $135 million, which is included in the Company’s commitments. Such deferred revenue will be recognized over the remaining term as such media services are delivered under an agreed annual commitment schedule based upon market rates prevailing in each future period. The restructuring transaction resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from Closing (which was satisfied during fiscal year 2002), and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations had not been consolidated in the Company’s statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

RSN North

In February 2001, Fox Sports Networks, a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among Fox Sports Networks, Viacom, Inc. (“Viacom”) and Comcast Corporation (“Comcast”) and a Purchase Agreement between Viacom and Comcast for approximately $40 million. The excess of the net purchase price over the net assets acquired, of approximately $33 million is reflected within Goodwill, net on the consolidated balance sheets.

Home Team Sports

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports, in a non-cash exchange for new or amended cable carriage arrangements (the “Carriage Arrangements”) related to the distribution of the Company’s programming services on cable systems. The value ascribed to the Carriage Arrangements was approximately $45 million and was based upon the value of similar cash transactions that the Company has completed. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

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

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, in November 2001, the Company exchanged KBHK-TV in San Francisco with Viacom for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”). In June 2002, the Company exchanged KPTV-TV in Portland for Meredith Corporation’s WOFL-TV in Orlando and WOGX-TV in Ocala (the “Meredith swap”, and together with the Viacom and Clear Channel swaps, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. The stations received in the Station Swaps have been independently appraised at the same fair values as those Acquired Stations that were exchanged. Accordingly, no gain or loss was recognized by the Company as a result of the Station Swaps.

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

Outdoor Life

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001, the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94, and EITF 87-11, the results of Outdoor Life were not consolidated in the Company’s statement of operations for the period held for sale. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which was reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002.

FFW

In October 2001, the Company, Haim Saban and the other stockholders of FFW, sold FFW to Disney for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which was reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations Due to affiliates of News Corporation. In addition, the Company sublicensed certain post-season MLB games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

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

Sunshine

In January 2002, the Company acquired an approximate 23.3% voting interest in Sunshine for approximately $23.3 million. This resulted in the acquisition of a controlling financial interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the

Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the carrying basis of Sunshine based upon its acquired basis from News Corporation. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the Company obtained a controlling financial interest upon acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

WPWR-TV

In August 2002, the Company acquired WPWR-TV in the Chicago DMA from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

Hughes

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes. News Corporation will acquire GM’s approximate 19.9% interest in Hughes for $3.8 billion, of which $768 million of the consideration may be paid in News Corporation ADRs. News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.7 billion that is payable, at News Corporation’s option, in cash, News Corporation ADRs or a combination thereof. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82.0%. News Corporation’s voting percentage will remain at 97.0%. The closing of this transaction is subject to a number of conditions, including approval by GM’s shareholders and regulatory approvals.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an enterprise to consolidate a variable interest entity if it is determined that the enterprise is a primary beneficiary of that entity, as the term is defined in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective immediately for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 as of July 1, 2003 and is currently assessing the impact of such adoption on its consolidated balance sheet and statement of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends SFAS No. 6, “Elements of Financial Statements,” to improve accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company will adopt SFAS No. 150 on July 1, 2003 and does not expect it to have a material impact on its consolidated balance sheet and statement of operations.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna, the Mexican Peso, the South African Rand and the Euro. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges.

At June 30, 2003, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $7.3 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.7 million. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such gains or losses largely would be offset by corresponding decreases or increases, respectively, in the U.S. Dollar value of future foreign currency obligations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the “Company”), as of June 30, 2003 and 2002 and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended. The consolidated financial statements of the Company as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated August 16, 2001 expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Los Angeles, California

August 13, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the “Company”), as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California

August 16, 2001

except for Note 19 b, as to

which the date is August 23, 2001

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except share and per share amounts)

	As of June 30,
	2003	2002
Assets:
Cash and cash equivalents	$72	$56
Accounts receivable, net	2,647	2,577
Filmed entertainment and television programming costs, net	3,161	3,062
Investments in equity affiliates	1,560	1,424
Property and equipment, net	1,464	1,501
Goodwill, net	4,813	5,093
Intangible assets, net	8,663	8,076
Other assets and investments	919	1,087

Total assets	$23,299	$22,876

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,665	$1,844
Participations, residuals and royalties payable	1,141	1,129
Television programming rights payable	1,397	1,428
Deferred revenue	449	500
Borrowings	—	942
Deferred income taxes	2,053	1,912
Other liabilities	797	735

	7,502	8,490
Due to affiliates of News Corporation	704	1,413

Total liabilities	8,206	9,903

Minority interest in subsidiaries (Note 11)	790	878
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2003 and 2002	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 352,436,375 and 302,436,375 issued and outstanding as of June 30, 2003 and 2002, respectively	4	3
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of June 30, 2003 and 2002	6	6
Additional paid-in capital	12,780	11,569
Retained earnings and accumulated other comprehensive income	1,513	517

Total shareholders’ equity	14,303	12,095

Total liabilities and shareholders’ equity	$23,299	$22,876

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	For the year ended June 30,
	2003	2002	2001
Revenues	$11,002	$9,725	$8,414
Expenses:
Operating	7,693	7,226	6,274
Selling, general and administrative	1,343	1,293	1,101
Depreciation and amortization	183	400	387
Other operating charge	—	909	—

Operating income (loss)	1,783	(103)	652
Other (Expense) Income:
Interest expense, net	(136)	(241)	(345)
Equity earnings (losses) of affiliates	(1)	(144)	(92)
Minority interest in subsidiaries	(29)	(37)	(14)
Other, net	—	1,540	190

Income before provision for income taxes and cumulative effect of accounting change	1,617	1,015	391
Provision for income tax expense on a stand-alone basis	(586)	(408)	(185)

Income before cumulative effect of accounting change	1,031	607	206
Cumulative effect of accounting change, net of tax	—	(26)	(494)

Net income (loss)	$1,031	$581	$(288)

Basic and diluted earnings per share before cumulative effect of accounting change	$1.17	$0.72	$0.28
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	(0.03)	(0.68)

Basic and diluted earnings (loss) per share	$1.17	$0.69	$(0.40)

Basic and diluted weighted average number of common equivalent shares outstanding	881	838	724

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the year ended June 30,
	2003	2002	2001
Operating activities:
Net income (loss)	$1,031	$581	$(288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183	400	387
Amortization of cable distribution investments	125	116	90
Other operating charge	—	909	—
Cumulative effect of accounting change, net of tax	—	26	494
Equity (earnings) losses of affiliates and distributions	5	179	137
Other, net	—	(1,540)	(190)
Minority interest in subsidiaries	11	1	—
Deferred taxes	218	(56)	(3)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(79)	(18)	(268)
Filmed entertainment and television programming costs, net	(99)	267	(507)
Accounts payable and accrued liabilities	(101)	(117)	62
Participations, residuals and royalties payable and other liabilities	13	239	(67)

Net cash provided by (used in) operating activities	1,307	987	(153)

Investing activities:
Acquisitions, net of cash acquired	(424)	(332)	(85)
Proceeds from sale of investments in equity affiliates	—	1,543	465
Investments in equity affiliates	(117)	(321)	(177)
Other investments	(50)	(132)	(234)
Purchases of property and equipment, net of acquisitions	(170)	(80)	(145)
Disposals of property and equipment	9	—	—

Net cash (used in) provided by investing activities	(752)	678	(176)

Financing activities:
Borrowings	95	26	281
Repayment of borrowings	(1,042)	(194)	(982)
(Decrease) increase in minority interest in subsidiaries	(7)	6	—
(Decrease) increase in Preferred Interests	(88)	8	841
Proceeds from issuance of common stock	1,212	—	—
(Repayments to) advances from affiliates of News Corporation, net	(709)	(1,521)	141

Net cash (used in) provided by financing activities	(539)	(1,675)	281

Net increase (decrease) in cash and cash equivalents	16	(10)	(48)
Cash and cash equivalents, beginning of year	56	66	114

Cash and cash equivalents, end of year	$72	$56	$66

Supplemental information on businesses acquired:
Fair value of assets acquired		$5,267
Cash acquired		20
Less: liabilities assumed		1,730
cash paid		10

Fair value of stock consideration		$3,547

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
BALANCE AS OF JUNE 30, 2000	$—	$8	$8,023	$214	$1	$8,246
Comprehensive income (loss):
Net loss	—	—	—	(288)	—	(288)
Foreign currency translation adjustments	—	—	—	—	10	10

Total comprehensive income (loss)	—	—	—	(288)	10	(278)

BALANCE AS OF JUNE 30, 2001	—	8	8,023	(74)	11	7,968

Class A Common Stock offering	—	1	3,546	—	—	3,547
Comprehensive income (loss):
Net income	—	—	—	581	—	581
Minimum pension liability	—	—	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	—	—	8	8

Total comprehensive income (loss)	—	—	—	581	(1)	580

BALANCE AS OF JUNE 30, 2002	—	9	11,569	507	10	12,095

Class A Common Stock offering	—	1	1,211	—	—	1,212
Comprehensive income (loss):
Net income	—	—	—	1,031	—	1,031
Minimum pension liability	—	—	—	—	(70)	(70)
Foreign currency translation adjustments	—	—	—	—	35	35

Total comprehensive income (loss)	—	—	—	1,031	(35)	996

BALANCE AS OF JUNE 30, 2003	$—	$10	$12,780	$1,538	$(25)	$14,303

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Entertainment Group, Inc. and its subsidiaries (the “Company”) is a diversified entertainment company with operations in four business segments. These business segments are: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consist of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators and professional sports team ownership.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company consolidated with the accounts of its majority-owned and controlled subsidiaries. For financial reporting purposes, control generally means ownership of a majority interest in an entity but may, in certain instances, result from other considerations, including the Company’s capacity to control decision making in relation to the financial and operating policies of the consolidated entity.

Fox Television Holdings, Inc. (“FTH”), a subsidiary of the Company, has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH. FTH is included in these consolidated financial statements because the Company is deemed to control FTH for financial reporting purposes. Among the reasons why the Company has a controlling financial interest in FTH are (i) the Company has the ability to redeem the voting preferred stock, at any time, at the liquidation value of $760,000 plus accrued dividends, (ii) the dividends on, and amounts to be paid on redemption of, the voting preferred stock are fixed, and not related to the performance of FTH, and, (iii) senior management of FTH, including its Board of Directors, consists solely of persons employed by the Company. As a result, the controlling financial interest in FTH rests with the Company through its common stock ownership of FTH.

All material intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal years 2001 through 2003 comprised 52-week periods.

BALANCE SHEET PRESENTATION

As permitted by Statement of Position No. (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company presents an unclassified balance sheet.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REVENUE RECOGNITION

Filmed Entertainment:

Revenues are recognized in accordance with SOP 00-2 paragraph .07. Specifically, revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired.

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

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. This EITF, among other things, codified the issues and examples of EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF 00-25 states that customer incentives, which consist of the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network), should be presented as a reduction in revenue in the consolidated statement of operations. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Gross Revenues	$11,127	$9,841	$8,504
Amortization of cable distribution investments	(125)	(116)	(90)

Revenues	$11,002	$9,725	$8,414

FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

Filmed Entertainment Costs:

In accordance with SOP 00-2, Filmed entertainment costs include capitalizable production costs, overhead and interest costs expected to benefit future periods, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Story costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual film or television series basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production’s fair value.

The Company adopted SOP 00-2 on July 1, 2000, which established new accounting standards for producers and distributors of films and superseded Statement of Financial Accounting Standard (“SFAS”) No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” SOP 00-2 established new accounting standards for, among other things, marketing and development costs. The Company recorded a one-time, non-cash charge of $494 million, net of $302 million tax, as a cumulative effect of accounting change as of July 1, 2000. This charge primarily reflects the write-off of marketing and certain development costs, which were previously capitalized under SFAS No. 53 and are no longer capitalizable under SOP 00-2. Subsequent to the adoption of SOP 00-2, the Company’s accounting policy is to expense marketing and certain development costs as incurred.

Television and Cable Programming Costs:

In accordance with SFAS No. 63, “Financial Reporting by Broadcasters,” program rights for entertainment programs for the Television Stations, Television Broadcast Network and Cable Network Programming segments are amortized primarily on a straight-line basis, generally based on the usage of the program or term of license. Original cable programming is amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith against the revenues directly associated with the program material and related expenses. Where an evaluation indicates that a programming contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts for the Television Broadcast Network and Cable Network Programming segments are charged to expense based on the ratio of each period’s operating profits to estimated total operating profit of the contract. Estimates of total operating profit can change significantly and accordingly, are reviewed periodically and amortization is adjusted as necessary.

The costs of regional sports contracts for the Cable Network Programming segment, which are for a specified number of events, are amortized on an event-by-event basis and those, which are for a specified season, are amortized over the season on a straight-line basis.

INVESTMENTS IN EQUITY AFFILIATES

Investments in and advances to affiliates or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50% and exercises significant influence, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. Prior to the Company’s July 1, 2002 adoption of SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s share of net earnings or losses of affiliates included the amortization of the difference between the Company’s

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment and its share of the net assets of the investee. Upon adoption of SFAS 142, the portion of excess costs on equity method investments that represents goodwill is no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

INTANGIBLE ASSETS

As a creator and distributor of branded content, the Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, sports franchises and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. Effective July 1, 2002, the Company adopted SFAS No. 142, SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 requires the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. In addition, for goodwill and other intangibles acquired in business combinations consummated before July 1, 2001, SFAS No. 141, “Business Combinations,” requires the Company to reclassify to goodwill those intangibles (and their related deferred tax liabilities) that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill and to reclassify to intangibles those amounts reported as goodwill that meet the SFAS No. 141 criteria for separate recognition.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company periodically review the carrying amounts of its property and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, investments and long-term borrowings, is generally determined by reference to market values resulting from trading on national securities exchanges. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since amounts are expected to be reinvested indefinitely.

STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation awards to employees under APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretation, FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Among other things, SFAS No. 148 requires the disclosure in interim reports of compensation expense calculated according to SFAS No. 123 for those awards of stock-based employee compensation that were outstanding and accounted for under the intrinsic value method of APB No. 25. The following table illustrates the effect on Net income (loss) and Earnings (loss) per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	For the year ended June 30,
	2003	2002	2001
	(in millions except per share data)
Net income (loss), as reported	$1,031	$581	$(288)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(30)	(20)

Pro forma net income (loss)	$984	$551	$(308)

Basic and diluted earnings (loss) per share:
As reported	$1.17	$0.69	$(0.40)
Pro forma	$1.12	$0.66	$(0.43)

COMPREHENSIVE INCOME

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes.

DERIVATIVES

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2003 and 2002, the contractual amount of foreign exchange forward contracts was $7.6 million and $18.5 million and the net fair value liability and net fair value asset was $0.2 million and $1.3 million, respectively. These contracts expire in July 2003. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. All ineffective changes in fair value of derivatives are recorded in earnings.

GUARANTEES

In fiscal 2003, the Company adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. The initial adoption of this policy did not impact the Company’s financial statements.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of filmed entertainment costs and programming contracts. Because of the use of estimates inherent in the financial reporting process, especially for entertainment companies, actual results could differ from those estimates. These differences could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an enterprise to consolidate a variable interest entity if it is determined that the enterprise is a primary beneficiary of that entity, as that term is defined in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective immediately for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 as of July 1, 2003 and is currently assessing the impact of such adoption on its consolidated balance sheet and statement of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends SFAS No. 6, “Elements of Financial Statements,” to improve accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company will adopt SFAS No. 150 on July 1, 2003 and does not expect it to have a material impact on its consolidated balance sheet and statement of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

3.    ISSUANCE OF COMMON STOCK

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

4.    CHRIS-CRAFT ACQUISITION

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2001, the Company exchanged KTVX-TV in Salt Lake City and KMOL-TV in San Antonio with Clear Channel Communications, Inc. for WFTC-TV in Minneapolis (the “Clear Channel swap”). In addition, in November 2001, the Company exchanged KBHK-TV in San Francisco with Viacom Inc. (“Viacom”) for WDCA-TV in Washington, DC and KTXH-TV in Houston (the “Viacom swap”). In June 2002, the Company exchanged KPTV-TV in Portland for Meredith Corporation’s WOFL-TV in Orlando and WOGX-TV in Ocala (the “Meredith swap”, and together with the Viacom and Clear Channel swaps, the “Station Swaps”). All of the stations exchanged in the Station Swaps were Acquired Stations. The stations received in the Station Swaps have been independently appraised at the same fair values as those Acquired Stations that were exchanged. Accordingly, no gain or loss was recognized by the Company as a result of the Station Swaps.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed. The allocation to acquired intangible assets included both goodwill and FCC licenses, which are deemed to have indefinite lives, and therefore are not subject to amortization in accordance with the provisions of SFAS No. 142. The goodwill and intangibles were assigned to the Television Stations segment, the majority of which are not deductible for tax purposes. In accordance with SFAS No. 109, the Company has recorded deferred taxes for the basis difference related to FCC licenses and other acquired assets and liabilities.

5.    ACQUISITIONS AND DISPOSITIONS

In January 2000, the Company completed a series of integrated transactions with Healtheon/WebMD Corporation (“WebMD”) to exchange, among other things, media services and its interest in The Health Network (“THN”) for a cost based Preferred stock interest in WebMD. No gain or loss was recorded by the Company in connection with this original integrated transaction. On December 29, 2000, the Company, News Corporation and WebMD entered into an agreement to restructure the initial integrated transaction, which resulted in the Company agreeing to exchange its entire Preferred stock investment with a carrying value of $505 million, for an approximate $126 million reduction in the Company’s obligation to provide future media services, an approximate $37 million elimination of future funding commitments to THN, and the acquisition of WebMD’s interest in THN. The acquisition of THN was recorded at its fair market value of approximately $200 million, as determined by an independent appraisal. The Company will continue to provide future domestic media services over the remaining eight years and will remain obligated for cash payments to WebMD of $5.7 million over the remaining term. The carrying value of the deferred revenue for future media services is approximately $107 million as of June 30, 2003, with a market value of approximately $135 million, which is included in the Company’s commitments. Such deferred revenue will be recognized over the remaining term as such media services are delivered under an agreed annual commitment schedule based upon market rates prevailing in each future period. The restructuring transaction resulted in the Company recording a non-cash charge of approximately $143 million, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the Company completed the previously announced sale of its entire interest in THN for cash of approximately $155 million, of which $100 million was paid at closing and $55 million is due one year from Closing (which was satisfied during fiscal year 2002), and a 10% carried interest in the equity of the acquirer with a minimum guarantee value of $100 million in December 2003. In accordance with SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and EITF 87-11, “Allocation of Purchase Price to Assets to be Sold,” for the period from the acquisition of THN (December 29, 2000) until the Closing Date of the sale, control of THN was deemed to be temporary and therefore, its results of operations had not been consolidated in the Company’s statement of operations for the six months ended June 30, 2001. The Company recorded a loss of approximately $15 million from the sale, which is reflected in Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In February 2001, Fox Sports Networks, LLC (“Fox Sports Networks”), a subsidiary of the Company, acquired certain assets and liabilities constituting the business of Midwest Sports Channel, a regional sports network serving the Minneapolis, Minnesota and Milwaukee, Wisconsin metropolitan areas, pursuant to an Assignment and Assumption Agreement among Fox Sports Networks, Viacom and Comcast Corporation (“Comcast”) and a Purchase Agreement between Viacom and Comcast for approximately $40 million. The excess of the net purchase price over the net assets acquired, of approximately $33 million is reflected within Goodwill, net on the consolidated balance sheets.

In February 2001, Fox Sports Networks sold its approximate 34% limited partnership interest in Home Team Sports, in a non-cash exchange for new or amended cable carriage arrangements (the “Carriage Arrangements”) related to the distribution of the Company’s programming services on cable systems. The value ascribed to the Carriage Arrangements was $45 million and was based upon the value of similar cash transactions that the Company had completed. The Company has recognized a gain of approximately $40 million related to this transaction, which is reflected within Other, net in the consolidated statement of operations for the year ended June 30, 2001.

In March 2001, the Company acquired the outstanding equity of New Millennium Investors, LLC (“New Millennium”) for an aggregate purchase price of $45 million. (See Note 11).

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

In July 2001, as a result of the exercise of rights by existing shareholders of Outdoor Life Network, LLC (“Outdoor Life”), the Company acquired 50.23% of Outdoor Life for approximately $309 million. This acquisition resulted in the Company owning approximately 83.18% of Outdoor Life. In October 2001, a shareholder of Outdoor Life acquired the Company’s ownership interest in Outdoor Life for approximately $512 million in cash. During the period from July 2001 until the closing of the sale of Outdoor Life in October 2001,

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ownership interest in Outdoor Life was held for sale and control of Outdoor Life was deemed temporary. Therefore, in accordance with SFAS No. 94 and EITF 87-11 the results of Outdoor Life were not consolidated in the Company’s statement of operations for this period. Upon the closing of the sale of the Company’s ownership interest in Outdoor Life, the Company recognized a gain of $147 million, which was reflected in Other, net in the accompanying consolidated statements of operations for the year ended June 30, 2002.

In October 2001, the Company, Haim Saban and the other stockholders of Fox Family Worldwide, Inc. (“FFW”), sold FFW to The Walt Disney Company (“Disney”) for total consideration of approximately $5.2 billion (including the assumption of certain debt) of which approximately $1.6 billion was in consideration of the Company’s interest in FFW, which was rebranded ABC Family. As a result of this transaction, the Company recognized a pre-tax gain of approximately $1.4 billion, which was reflected in Other, net in the accompanying consolidated statement of operations for the year ended June 30, 2002. The proceeds from this transaction were used to reduce obligations Due to affiliates of News Corporation. In addition, the Company sublicensed certain post-season Major League Baseball (“MLB”) games through the 2006 MLB season to Disney for aggregate consideration of approximately $675 million, payable over the entire period of the sublicense.

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

In January 2002, the Company acquired an approximate 23.3% voting interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling financial interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. In February 2002, the Company acquired an additional approximate 0.4% interest in Sunshine, increasing the Company’s ownership interest to approximately 83.7%. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the carrying basis of Sunshine based upon its acquired basis from News Corporation. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. Since the Company obtained a controlling financial interest upon acquisition in January 2002, Sunshine has been consolidated into the Cable Network Programming segment of the Company. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (“DMA”) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes. News Corporation will acquire GM’s approximate 19.9% interest in Hughes for $3.8 billion, of which $768 million of the consideration may be paid in News Corporation ADRs. News Corporation will acquire through a merger an

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional 14.1% of Hughes for approximately $2.7 billion that is payable, at News Corporation’s option, in cash, News Corporation ADRs, or a combination thereof. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82.0%. News Corporation’s voting percentage will remain at 97.0%. The closing of this transaction is subject to a number of conditions, including approval by GM’s shareholders and regulatory approvals.

6.    FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS, NET

Filmed entertainment and television programming costs, net consisted of the following as of June 30:

	As of June 30,
	2003	2002
	(in millions)
Filmed entertainment costs:
Films:
Released	$733	$728
Completed, not released	31	80
In production	603	366
In development or preproduction	52	49

	1,419	1,223

Television productions:
Released	481	500
In production	77	94
In development or preproduction	—	7

	558	601

Total filmed entertainment costs, less accumulated amortization	1,977	1,824
Television programming costs, less accumulated amortization	1,184	1,238

Total filmed entertainment and television programming costs, net	$3,161	$3,062

As of June 30, 2003 the Company estimated that approximately 65% of unamortized filmed entertainment costs from completed films are expected to be amortized during fiscal year 2004 and approximately 96% of released unamortized filmed entertainment costs will be amortized within the next three years. As of June 30, 2003, the Company estimated that approximately 49% of $857 million in accrued participation liabilities will be payable during fiscal year 2004.

7.    INVESTMENTS

The Company’s investments in equity affiliates consist principally of 40% of Regional Programming Partners (“RPP”), a partnership holding interests in various regional sports networks (“RSNs”) and sporting teams and arenas; 40% of Ventures Arena, an entity which holds interests in sporting arenas; 50% of National Sports Partners (“NSP”), a 24 hour national sports programming service; 66.7% of the domestic National Geographic Channel and 50% of the international National Geographic Channel (together, the “National Geographic Channels”), which air documentary programming on such topics as natural history, adventure, science and culture.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2003, the investment in these affiliates was as follows: RPP—$918 million; Ventures Arena—$129 million; NSP—$60 million; and the National Geographic Channels—$238 million. As of June 30, 2002, the investment in these affiliates was as follows: RPP—$896 million; Ventures Arena—$122 million; NSP—$29 million; and the National Geographic Channels—$214 million.

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by a total of $402 million as of June 30, 2003 and 2002. In accordance with SFAS No. 142, these excess amounts are no longer being amortized. Prior to fiscal 2003, these excess amounts had been amortized over 40 years (see Note 9).

The Company’s share of the income (loss) of each of its equity affiliates is as follows:

	Ownership Percentage	For the year ended June 30,
		2003	2002	2001
	(in millions)
Fox Family Worldwide(a)	49.5%	$—	$(51)	$(37)
Fox Sports International(b)	50.0%	—	(9)	(22)
National Geographic Channel—Domestic	66.7%	(19)	(42)	(22)
National Geographic Channel—International	50.0%	(2)	(3)	(5)
National Sports Partners	50.0%	(20)	(25)	(22)
Regional Programming Partners	40.0%	23	(9)	3
Ventures Arena	40.0%	7	4	12
Other	Various	10	(9)	1

Total equity earnings (losses) of affiliates		$(1)	$(144)	$(92)

(a)	The Company sold its interests in FFW in October 2001. (See Note 5)
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment. (See Note 5)

SUMMARIZED FINANCIAL DATA

Summarized financial information for significant equity affiliates and joint ventures, as defined in Rule 1-02(w) of Regulation S-X, accounted for under the equity method is as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Revenues	$1,605	$1,378	$1,528
Operating income (loss)	20	(82)	(126)
Net income (loss)	21	(77)	(140)

	As of June 30,
	2003	2002
	(in millions)
Total assets	$2,959	$2,565
Total liabilities	1,047	899

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTHER INVESTMENTS

Cable distribution investments of $429 million and $519 million are included in Other assets and investments on the consolidated balance sheets as of June 30, 2003 and 2002, respectively, and are amortized on a straight line basis over their remaining terms through 2012.

8.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30:

	As of June 30,
	2003	2002
	(in millions)
Machinery and equipment	$1,341	$1,215
Buildings and leaseholds	935	928
Land	194	195

	2,470	2,338
Less accumulated depreciation and amortization	(1,006)	(837)

Total property and equipment, net	$1,464	$1,501

Depreciation and amortization expenses related to property and equipment were $176 million, $171 million and $164 million for the years ended June 30, 2003, 2002 and 2001, respectively.

9.    GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets at their acquisition and supersedes APB No. 17 and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a definite life will continue to be amortized over their useful lives. SFAS No. 142 requires the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company determined that none of its goodwill and indefinite-lived intangible assets were impaired. In addition, for goodwill and other intangibles acquired in business combinations consummated before July 1, 2001, SFAS No. 141 requires the Company to reclassify to goodwill those intangibles (and their related deferred tax liabilities) that do not meet the criteria in SFAS No. 141 for recognition apart from goodwill and to reclassify to intangibles those amounts reported as goodwill that meet the SFAS No. 141 criteria for separate recognition. The Company made several reclassifications between goodwill and other intangibles as of the date of the adoption.

The Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of June 30, 2002
		Gross	Accumulated Amortization	Net
		(in millions)
Intangible assets not subject to amortization
FCC licenses	Indefinite-lived	$8,437	$(1,101)	$7,336
Franchise rights and other	Indefinite-lived	750	(14)	736

		9,187	(1,115)	8,072

Intangible assets subject to amortization	4.3 years	60	(56)	4

Total Intangibles		$9,247	$(1,171)	$8,076

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30, 2003
	Gross	Accumulated Amortization	Net
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$9,557	$(1,101)	$8,456
Franchise rights and other	228	(21)	207

	9,785	(1,122)	8,663

Intangible assets subject to amortization	61	(61)	—

Total Intangibles	$9,846	$(1,183)	$8,663

Aggregate amortization expense of intangible assets for the years ended June 30, 2003, 2002 and 2001 was $7 million, $198 million and $198 million, respectively. As of June 30, 2003, substantially all remaining intangible assets were determined to have indefinite lives.

The changes in the carrying value of goodwill, by segment, are as follows:

	Filmed Entertainment	Television Stations	Television Broadcast Network	Cable Network Programming	Total Goodwill
	(in millions)
Balance as of June 30, 2002	$356	$2,246	$—	$2,491	$5,093
Reclassifications	89	(78)	—	(56)	(45)
Purchase price adjustments(1)	—	(575)	—	340	(235)

Balance as of June 30, 2003	$445	$1,593	$—	$2,775	$4,813

(1)	Adjustments primarily relate to the purchase price allocations for the acquisitions of Chris Craft, SPEED Channel and WPWR-TV.

The following table provides a reconciliation of reported Income before cumulative effect of accounting change for the year ended June 30, 2002 to Adjusted income before cumulative effect of accounting change that would have been reported had SFAS No. 142 been adopted as of July 1, 2001.

	For the year ended June 30, 2002
	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change
	(in millions, except per share amounts)
As reported—historical basis	$607	$0.72
Add: Goodwill amortization	75	0.09
Add: Intangible amortization	138	0.17
Add: Intangible amortization related to equity investees	29	0.03
Income tax impact of the above adjustments	(59)	(0.07)

Adjusted income before cumulative effect of accounting change	$790	$0.94

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    BORROWINGS

In June 2002, the Company and its subsidiary, Fox Sports Networks, irrevocably called for redemption all of the outstanding $405 million 9 3/4% Senior Discount Notes due 2007 and all of the outstanding $500 million 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in the amount of $942 million in August 2002. The Company recorded a pre-tax loss of $42 million on the early redemption of the Notes in Other, net on the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145.

The Company had a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bore interest at approximately 1.9% for fiscal 2003. In April 2003, the Company repaid this arrangement.

External interest paid, including amounts capitalized, was $33 million, $82 million and $135 million for the year ended June 30, 2003, 2002 and 2001, respectively. The Company capitalizes interest on filmed entertainment and television programming in process. The total interest capitalized was $26 million, $22 million and $29 million for the years ended June 30, 2003, 2002 and 2001, respectively.

11.     MINORITY INTEREST IN SUBSIDIARIES

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

The net change in Preferred Interests outstanding was a reduction of $88 million and an increase of $8 million for the years ended June 30, 2003 and 2002, respectively. These amounts were comprised of issuances by the Company of additional Preferred Interests under the New Millennium II Agreement in the amount of $520 million and redemptions by the Company of Preferred Interests of $608 million during the year ended June 30, 2003. During the year ended June 30, 2002, the Company issued additional Preferred Interests under the New Millennium II Agreement in the amount of $657 million and redemptions by the Company of Preferred Interests of $649 million.

As of June 30, 2003 and 2002, there was approximately $762 million and $850 million, respectively, of Preferred Interests outstanding, which are included in the consolidated balance sheets as Minority interest in subsidiaries. The Preferred Payments are recorded as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A Ratings Trigger Event for the New Millennium II Agreement would occur if News Corporation’s debt rating:

(i)    (a) falls below BB+ and below Ba1, or (b) falls below BB, or (c) falls below Ba2, or (d) it is not rated by both rating agencies, and, in each case, neither News Corporation nor the Company shall, within ten business days after the occurrence of such event, have provided credit enhancement so that the resulting New Millennium II Agreement is rated at least BB+ and Ba1, or

(ii)    (a) falls below BBB- and Baa3, or (b) it is not rated by both rating agencies and, in each case, more than $25 million in capital payments redeemable at that time from film gross receipts remain unredeemed for at least one quarter.

If a Ratings Trigger Event were to occur, then (a) no new films will be transferred, (b) rights against certain film assets may be enforced, and (c) the Preferred Interest may become redeemable.

During fiscal 2003, no Ratings Trigger Event had occurred. If a Ratings Trigger Event were to occur, then $425 million (or approximately 56% of the outstanding balance as of June 30, 2003) may be payable immediately. The balance of the redemption would be payable to the extent of future gross receipts from films that had been transferred to NM2.

12.    RELATED PARTY TRANSACTIONS

As a subsidiary of News Corporation, the Company has entered into a Master Intercompany Agreement, which provides various cash management, financial, tax, legal and other services. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement has been mutually agreed upon based upon direct costs incurred by News Corporation on behalf of the Company or an allocation of costs. News Corporation allocated costs to the Company of $26 million, $17 million, and $13 million for the years ended June 30, 2003, 2002, and 2001, respectively. Allocated costs include rent and other related charges, insurance coverage and other services. These costs are allocated to the Company based upon actual usage of square feet, the percentage insurance coverage applicable to the Company and the specific amount of other services provided. Although the cost of these services cannot be quantified on a stand-alone basis, the Company believes that the allocations are reasonable. The Company expects that it will continue to use various cash management, financial, tax, legal and other services provided by News Corporation or its subsidiaries.

The Master Intercompany Agreement has been entered into in the context of a parent-subsidiary relationship; therefore, these services are not the result of arm’s-length negotiations between independent parties. There can be no assurance, therefore, that each of such agreements, or the transactions provided for therein, or any amendments thereof will be effected on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.

The Company and its subsidiaries sell broadcast rights to certain of its filmed entertainment products to other affiliates of News Corporation. Management believes that the pricing of these transactions results from arm’s-length negotiations between the parties and are reflective of the market value for these rights.

The Company advertises in TV Guide, a publication of Gemstar—TV Guide International, Inc. (“Gemstar-TV Guide”), an equity affiliate of News Corporation. For the years ended June 30, 2003, 2002 and 2001, the Company had advertising expenses of $7 million, $5 million and $7 million, respectively, related to Gemstar-TV Guide advertising. In addition, the Company provided Gemstar-TV Guide with programming in the amount of $5 million and $12 million for the years ended June 30, 2002 and 2001, respectively.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company supplies programming to subsidiaries and equity affiliates of News Corporation. The Company provided SKY Italia, a subsidiary of News Corporation, with programming in the amount of $4 million for the period in which SKY Italia was a consolidated subsidiary of News Corporation during fiscal 2003 (SKY Italia was a consolidated entity for only two months of the fiscal 2003; however, programming was provided to SKY Italia during the entire fiscal year. Programming provided for fiscal 2003 totaled $15 million.) The Company provided STAR, a subsidiary of News Corporation, with programming in the amount of $8 million for the year ended June 30, 2003 and $7 million for each of the years ended June 30, 2002 and 2001. The Company received statistical data from STATS, Inc. a subsidiary of News Corporation, in the amount of $2 million for the year. Equity affiliates of News Corporation that received programming from the Company are British Sky Broadcasting Group, plc (“BSkyB”), a UK satellite broadcaster, and FOXTEL, a cable and satellite television service in Australia. BSkyB received programming of $66 million, $67 million and $75 million for the years ended June 30, 2003, 2002 and 2001. The amount of programming supplied to FOXTEL was $3 million, $2 million and $1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

In addition, through the normal course of business, the Company is involved in transactions to supply programming and provide other services to equity affiliates that have not been significant in any of the periods presented. These affiliates include Premium Movie Partnership, Regency TV, Telecine, National Sports Partners and National Advertising Partners.

As of June 30, 2003 and 2002, the Company had related party accounts receivable in the amounts of $35 million and $79 million, respectively, included in Accounts receivable, net on the consolidated balance sheets.

Other than funds generated from operations, the Company is funded primarily by loans from other subsidiaries and affiliates of News Corporation. Interest expense of $130 million, $182 million and $239 million for the years ended June 30, 2003, 2002 and 2001, respectively, is included in Interest expense, net in the consolidated statements of operations and reflects the net interest expense associated with the aggregate borrowings from subsidiaries or affiliates of News Corporation. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowings as set forth in the Master Intercompany Agreement. For all periods presented, the intercompany interest rate was 8%.

13.    GUARANTEES

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2003 and 2002 was approximately $10 billion and $8.7 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantee of equity affiliate

The Company guarantees sports rights agreements of an equity affiliate. This guarantee extends through fiscal 2019. The Company guarantees 70% of the sports rights agreements and has a maximum liability of $1,007 million. The Company would be liable under this guarantee in the event of default of its equity affiliate. As of June 30, 2003, no default by the Company’s equity affiliate has occurred.

14.    COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments and borrowings as of June 30, 2003 and the timing that such obligations are expected to have an effect on the Company’s liquidity and cash flow in future periods.

	As of June 30, 2003
	Payments Due by Period
Contractual Obligations and Commitments	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Due to affiliates of News Corporation(a)	$704	$—	$—	$704	$—
New Millennium II Preferred Interest(b)	762	505	257	—	—
Major League Baseball(c)	1,661	353	843	465	—
National Football League(d)	2,305	725	1,580	—	—
National Association of Stock Car Auto Racing(e)	1,420	195	539	524	162
Operating leases(f)	632	106	160	96	270
Other programming commitments and obligations(g)	5,115	1,506	1,412	785	1,412

Total Contractual Obligations and Commitments	$12,599	$3,390	$4,791	$2,574	$1,844

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that timeframe.

	As of June 30, 2003
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent Guarantees		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Guarantees(h)	$9,991	$—	$533	$550	$8,908
Guarantees of equity affiliates(i)	$1,007	$74	$99	$111	$723

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOOTNOTES:

(a)	The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $704 million of indebtedness to affiliates of News Corporation as of June 30, 2003, which extends through June 30, 2008.
(b)	See discussion of New Millennium II in Note 11 “Minority interest in subsidiaries”. As noted therein, this interest has no fixed redemption rights but is entitled to an allocation of gross receipts from the distribution of eligible films.
(c)	The Company’s contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $1.7 billion as of June 30, 2003. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to Disney, and is paid a sublicense fee aggregating $495 million over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.
(d)	Under the Company’s contract with the National Football League (“NFL”) through 2006, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $2.3 billion as of June 30, 2003, and are payable over the remaining term of the contract. This contract provided the NFL with the option to renegotiate the programming rights to broadcast certain football games at the end of the 2002 football season. This option was not exercised and expired in February 2003.
(e)	The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”), which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal 2009 and exclusive NASCAR content rights as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing SPEED Channel through fiscal 2013. The remaining future minimum payments aggregated approximately $1.4 billion as of June 30, 2003, and are payable over the remaining terms assuming no early terminations.
(f)	The Company leases transponders, office facilities, equipment, and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2036.
(g)	The Company’s minimum commitments and guarantees under certain other programming, local sports broadcast rights, players and other agreements aggregated approximately $5.1 billion as of June 30, 2003.
(h)	See discussion of Guarantees in Note 13 “Guarantees.”
(i)	See discussion of Guarantees of equity affiliate in Note 13 “Guarantees”.

CONTINGENCIES

REGIONAL PROGRAMMING PARTNERS

In December 1997, Rainbow Media Sports Holdings, Inc. (“Rainbow”) (a subsidiary of Cablevision Systems Corporation (“Cablevision”)) and Fox Sports Net, Inc. (“Fox Sports Net”) (a subsidiary of the Company) formed RPP to hold various programming interests in connection with the operation of certain RSNs (the “Rainbow Transaction”). Rainbow contributed various interests in RSNs, the Madison Square Garden Entertainment Complex, Radio City Music Hall, the New York Rangers National Hockey League franchise, and the New York Knickerbockers National Basketball Association franchise, to RPP in exchange for a 60% partnership interest in RPP, and Fox Sports Net contributed $850 million in cash for a 40% partnership interest in RPP.

Pursuant to the RPP partnership agreement, upon certain actions being taken by Fox Sports Net, Rainbow has the right to purchase all of Fox Sports Net’s interests in RPP. The buyout price will be the greater of (i) (a) $2.125 billion, increased by capital contributions and decreased by capital distributions, times Fox Sports Net’s

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in RPP plus (b) an 8% rate of return on the amount in (a) and (ii) the fair market value of Fox Sports Net’s interest in RPP. Consideration will be, at Rainbow’s option, in the form of cash or a three-year note with an interest rate of prime plus  1/2%.

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

In connection with the Rainbow Transaction, Rainbow and Fox Sports Net formed National Sports Partners (“NSP”) in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest to operate Fox Sports Net (“FSN”), a national sports programming service that provides its affiliated RSNs with 24 hour per day national sports programming. In addition, Rainbow and Fox Sports Net formed National Advertising Partners (“NAP”), in which each of Rainbow and Fox Sports Net were issued a 50% partnership interest, to act as the national advertising sales representative for the Fox Sports Net-owned RSNs and the RPP-owned and managed RSNs. Independent of the arrangements discussed above relating to RPP, for 30 days following the Put Date and during certain periods subsequent to the Put Date, or any subsequent Put Date so long as NSP and NAP have not commenced an IPO of its securities, Rainbow has the right to cause Fox Sports Net to, at Fox Sports Net’s option, either (i) purchase all of Rainbow’s interests in NSP and NAP, or (ii) consummate an IPO of NSP’s and NAP’s securities. The purchase price will be the fair market value of Rainbow’s interest in NSP and NAP and the consideration will be, at Fox Sports Net’s option, in the form of marketable securities of certain affiliated entities of Fox Sports Net or a three-year note with an interest rate of prime plus  1/2%. The determination of the fair market value of the investments in NAP and NSP will be made in accordance with the terms of the partnership agreement and will be affected by the valuation of consideration paid to Rainbow.

In January 2003, Fox Sports Net exercised its right to put its 50% direct ownership interests in SportsChannel Chicago Associates and SportsChannel Pacific Associates (collectively the “SportsChannels”) to RPP in connection with the Rainbow Transaction. In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of a three-year promissory note of a subsidiary of RPP, bearing interest at prime plus 1% and secured by the interests being purchased. The transaction is expected to close in the first half of fiscal 2004. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow, and each will remain a Fox Sports Net affiliate.

LITIGATION

In the ordinary course of business, the Company has become involved in disputes or litigation. While the results of such disputes cannot be predicted with certainty, in management’s opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material adverse effect on the Company’s financial position or its results of operations.

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members and the Company (as nominal defendant), alleging among other things that in approving the Hughes transaction (See Note 5), they breached their fiduciary duties to FEG’s public

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders. The action seeks monetary and unspecified equitable relief. The Company and the Company’s board members intend vigorously to defend this action. On July 15, 2003, the defendants moved to dismiss the complaint. On September 19, 2003, the Court entered the agreed upon order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes transaction, the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation is a defendant in two of the Delaware actions and is alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The actions seek monetary and injunctive relief, including enjoining consummation of the transaction. News Corporation believes it is entitled to indemnification by GM under the agreements related to the transaction. News Corporation has not been served in any of these actions. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

15.    OTHER OPERATING CHARGE

The Company has several multi-year sports rights agreements, including a contract with the NFL through fiscal year 2006, contracts with NASCAR through fiscal year 2013 and a contract with MLB through fiscal year 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR.

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

In accordance with APB No. 20, “Accounting Changes,” the Company has determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 was $0.67 loss per share.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at June 30, 2003, of directly attributable revenues and costs; such estimates may change in the

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2003, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

16.    INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries were included in the consolidated tax returns of another News Corporation entity and other subsidiaries of the Company filed a separate tax return, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

Income before Provision for income tax expense was attributable to the following jurisdictions:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
United States (including exports)	$1,544	$930	$350
Foreign	73	85	41

	$1,617	$1,015	$391

Components of Provision for income tax expense were as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Current:
Federal—pursuant to the Tax Sharing Agreement	$282	$348	$119
State and local	12	34	4
Foreign	74	82	65

	$368	$464	$188

Deferred:
Federal	$218	$(56)	$(3)

	$218	$(56)	$(3)

Total Provision for income tax expense on a stand-alone basis	$586	$408	$185

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate on income before provision for income tax expense is summarized as follows:

	For the year ended June 30,
	2003	2002	2001
U.S. Federal income tax rate	35%	35%	35%
State and local taxes (net of federal tax benefit)	1	2	1
Effect of foreign operations	2	(1)	2
Non-deductible amortization and expenses	—	3	7
Other	(2)	1	2

Effective tax rate	36%	40%	47%

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2003	2002
	(in millions)
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets	$(2,286)	$(2,323)
Revenue recognition	(240)	(214)
Accrued liabilities	408	442
Sports rights contracts	(63)	25
Other	41	74
Net operating loss carryforwards	144	195

Net deferred tax liability before income tax payable	(1,996)	(1,801)
Income tax payable	(57)	(111)

Net deferred tax liability	$(2,053)	$(1,912)

As of June 30, 2003, the Company had approximately $411 million of operating loss carryforwards available to reduce future taxable income of certain subsidiaries that file separate tax returns. If the operating losses are not utilized, they expire in varying amounts starting in 2004 through 2022. The realization of these loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided.

As noted above, certain subsidiaries of the Company are included in the consolidated group of News Publishing Australia Limited (“NPAL”), the principal U.S. subsidiary of News Corporation, for U.S. federal income tax purposes (the “Consolidated Group”) as well as in certain consolidated, combined or unitary groups which include NPAL and/or certain of its subsidiaries (the “Combined Group”) for state and local income tax purposes. The Company and NPAL have entered into a tax sharing agreement (the “Tax Sharing Agreement”). Pursuant to the Tax Sharing Agreement, the Company and NPAL generally will make payments between them such that, with respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in the Consolidated Group or any Combined Group, the amount of such consolidated or combined taxes to be paid by the Company will be determined, subject to certain adjustments, as if the Company and each of its subsidiaries included in the Consolidated Group or Combined Group filed their own consolidated, combined or unitary tax return. Net operating losses and other future tax benefits actually availed of to reduce the tax liabilities of the Consolidated Group or Combined Group and any taxes actually paid by the Company’s subsidiaries included in such groups will be taken into account for this purpose. The Company will be responsible for any taxes with respect to tax returns that include only the Company and its subsidiaries.

Under the Tax Sharing Agreement, the Company paid $282 million in fiscal 2003 and $370 million in fiscal 2002.

17.    SHARE OPTION PLAN

The Company does not have a share option plan.

Certain of the Company’s employees have been granted News Corporation stock options under News Corporation’s Share Option Plan (the “Plan”). The price of options granted under the Plan is the weighted

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average market price of the shares sold on the Australian Stock Exchange during the five trading days immediately prior to the date of the option being granted. Stock options are exercisable at a ratio of four options per ADR.

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

A summary of the Plan activity is as follows for the year ended June 30, (in thousands of shares):

	2003			2002			2001
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
		(in US$)			(in US$)			(in US$)
Outstanding at the beginning of the year	90,177		$6.40	59,585		$6.56	46,419		$5.05
Granted	43,206		4.41	40,976		6.03	20,083		9.64
Exercised	(2,681)		4.19	(5,483)		4.67	(4,736)		4.35
Cancelled	(10,031)		6.22	(4,901)		7.17	(2,181)		7.08

Outstanding at the end of the year	120,671		$5.76	90,177		$6.40	59,585		$6.56

Exercisable at the end of the year	48,987			29,322			21,687
Weighted average fair value of options granted			$2.18			$2.92			$3.79

	2003			2002			2001
	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
		(in A$)			(in A$)			(in A$)
Outstanding at the beginning of the year	90,177		$11.40	59,585		$11.08	46,419		$7.75
Granted	43,206		8.03	40,976		11.63	20,083		17.74
Exercised	(2,681)		7.01	(5,483)		8.25	(4,736)		6.35
Cancelled	(10,031)		11.47	(4,901)		12.93	(2,181)		12.16

Outstanding at the end of the year	120,671		$10.28	90,177		$11.40	59,585		$11.08

Exercisable at the end of the year	48,987			29,322			21,687
Weighted average fair value of options granted		A$	3.97		A$	5.40		A$	7.50

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Plan as of June 30, 2003.

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.16 to $4.50	56,436	$4.16	7.56	14,842	$3.47
$4.83 to $7.07	48,828	$6.32	7.15	26,430	$6.11
$8.11 to $9.79	15,407	$9.78	7.09	7,715	$9.78

	120,671			48,987

In connection with the Company’s acquisition of Chris-Craft (see Note 4), outstanding stock options held by employees of Chris-Craft became exercisable, according to their terms, for News Corporation ADRs effective at the acquisition date. The share equivalent of the News Corporation ADRs issued to employees of Chris-Craft has been included in the chart above. These options did not reduce the shares available for grant under any other option plan. The fair value of the options issued to the acquired companies’ employees, up to the fair value of the options surrendered, was included as part of the purchase price. The excess in fair value of the issued options over the surrendered options is accounted for in accordance with SFAS No. 123, whereby the excess fair value is recorded as unamortized deferred compensation expense and future amortization is based on the graded vesting schedule of the stock options. As of July 31, 2001, the Company began recording deferred compensation related to the unvested options held by employees of Chris-Craft, in accordance with FIN 44.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2003	2002	2001
Australian risk free interest rate	5.75%	4.92%	6.59%
Dividend yield	1.5%	1.5%	1.5%
Expected volatility	43.47%	33.27%	33.27%
Expected life of options	7 years	7 years	7 years

18.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS

The Company has non-contributory pension plans covering specific groups of employees. The benefits for these plans are based primarily on an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and government securities.

Accumulated plan benefits and plan net assets for the Company’s defined benefit plans are as follows as of June 30:

	2003	2002
	Projected Benefits Exceed Assets	Projected Benefits Exceed Assets
	(in millions)
Accumulated benefit obligation	$461	$347
Effect of projected future salary increases	65	45

Total projected benefit obligations	526	392
Plan assets at fair value	298	274

Plan assets less than projected benefit obligations	$228	$118

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic pension costs were as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Service cost-benefits earned during the period	$25	$20	$16
Interest cost on projected benefit obligation	27	25	19
Expected return on plan assets	(20)	(25)	(24)

Net periodic pension cost	$32	$20	$11

The following assumptions were used in accounting for the defined benefit plans:

	For the year ended June 30,
	2003	2002	2001
Discount rate	6%	7%	7% – 7.75%
Expected return on plan assets	8%	9%	10%
Rate of increase in future compensation	4% – 6%	4% – 5.5%	4% – 5.5%

The following table sets forth the change in defined benefit obligation for the Company’s benefit plans:

	As of June 30,
	2003	2002
	(in millions)
Benefit obligation, beginning of the year	$392	$292
Service cost	25	20
Interest cost	27	25
Benefits paid	(16)	(14)
Actuarial loss	98	4
Plan Amendment	—	(10)
Acquisitions	—	75

Benefit obligation, end of the year	$526	$392

The following table sets forth the change in the fair value of plan assets for the Company’s defined benefit plans:

	As of June 30,
	2003	2002
	(in millions)
Fair value of plan assets, beginning of the year	$274	$237
Actual return on plan assets	(11)	(5)
Employer contributions	51	6
Benefits paid	(16)	(14)
Acquisitions	—	50

Fair value of plan assets, end of the year	$298	$274

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the defined benefit plans was as follows:

	As of June 30,
	2003	2002
	(in millions)
Funded status	$(228)	$(118)
Unrecognized net loss	193	66
Unrecognized prior service cost	(10)	(11)

Net amount recognized, end of the year	$(45)	$(63)

Amounts recognized in the consolidated balance sheets:

	As of June 30,
	2003	2002
	(in millions)
Prepaid pension assets	$—	$1
Accrued pension liabilities	(163)	(73)
Other Comprehensive Income	118	9

Net accrued pension liability, end of year	$(45)	$(63)

The unfunded projected benefit obligation as of July 31, 2001 for the Chris-Craft Qualified Pension Plan, the Chris-Craft Non-Qualified Pension Plan and the UTV Pension Plan (together the “Acquired Plans”) was, in aggregate, approximately $25 million and was included in the purchase price of Chris-Craft. This unfunded pension obligation of $25 million represents the excess of the projected benefit obligation over the fair value of assets acquired at the date of acquisition. Net periodic pension cost includes expenses of the acquired plans from the date of acquisition on August 1, 2001.

OTHER POST RETIREMENT BENEFITS

The Company sponsors retiree health and life insurance benefit plans. These benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements. These plans cover approximately 2,000 participants.

The components of net periodic postretirement benefit costs were as follows:

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Service cost-benefits earned during the period	$11	$6	$5
Interest cost on projected benefit obligation	7	4	4
Amortization of unrecognized loss	2	1	—

Net periodic postretirement benefit cost	$20	$11	$9

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in accumulated postretirement benefit obligation (“APBO”) for the Company’s postretirement benefit plans:

	As of June 30,
	2003	2002
	(in millions)
APBO, beginning of year	$98	$64
Service cost	11	6
Interest cost	7	4
Benefits paid	(3)	(3)
Actuarial loss	18	22
Plan Amendments	—	(3)
Acquisition	—	8

APBO, end of the year	$131	$98

The funded status of the Company’s postretirement benefit plans was as follows:

	As of June 30,
	2003	2002
	(in millions)
APBO	$131	$98
Plan assets	—	—

Funded status	(131)	(98)

Unrecognized net loss	50	35
Unrecognized prior service cost	(2)	(4)

Accrued postretirement liability, end of the year	$(83)	$(67)

The following weighted average assumptions were used in accounting for the Company’s postretirement plans:

	For the year ended June 30,
	2003	2002	2001
Discount rate	6%	7%	7%
Healthcare cost trend	12.5% –16.5%	12.5% –16.5%	8.5%

The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2003:

	Service and Interest Costs	APBO
	(in millions)
One percentage point increase	$3	$17
One percentage point decrease	$(2)	$(14)

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    SEGMENT INFORMATION

The Company manages and reports its activities in four business segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of broadcast television stations in the United States;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States and professional sports team ownership in the United States.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income and Operating Income Before Depreciation and Amortization.

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Revenues:
Filmed Entertainment	$4,498	$4,048	$3,676
Television Stations	2,115	1,875	1,550
Television Broadcast Network	2,244	2,048	1,823
Cable Network Programming	2,145	1,754	1,365

Total revenues	$11,002	$9,725	$8,414

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. In fiscal 2002 and 2001, depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements, and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating Income Before Depreciation and Amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating Income Before Depreciation and Amortization provides management, investors and equity analysts a measure to analyze

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences).

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Operating Income Before Depreciation and Amortization:
Filmed Entertainment	$717	$544	$342
Television Stations	983	798	683
Television Broadcast Network	(81)	(263)	(45)
Cable Network Programming	472	243	149
Other operating charge	—	(909)	—

Total Operating Income Before Depreciation and Amortization	2,091	413	1,129

Amortization of cable distribution investments	(125)	(116)	(90)
Depreciation and Amortization	(183)	(400)	(387)

Total operating income (loss)	1,783	(103)	652

Interest expense, net	(136)	(241)	(345)
Equity losses of affiliates	(1)	(144)	(92)
Minority interest in subsidiaries	(29)	(37)	(14)
Other, net	—	1,540	190

Income before provision for income taxes and cumulative effect of accounting change	1,617	1,015	391
Provision for income tax expense on a stand-alone basis	(586)	(408)	(185)

Income before cumulative effect of accounting change	1,031	607	206
Cumulative effect of accounting change, net of tax	—	(26)	(494)

Net income (loss)	$1,031	$581	$(288)

	For the year ended June 30, 2003
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$662	$55	$—	$717
Television Stations	921	62	—	983
Television Broadcast Network	(100)	19	—	(81)
Cable Network Programming	300	47	125	472

Total	$1,783	$183	$125	$2,091

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended June 30, 2002
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$485	$59	$—	$544
Television Stations	598	200	—	798
Television Broadcast Network	(283)	20	—	(263)
Cable Network Programming	6	121	116	243
Other operating charge	(909)	—	—	(909)

Total	$(103)	$400	$116	$413

	For the year ended June 30, 2001
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating Income Before Depreciation and Amortization
	(in millions)
Filmed Entertainment	$277	$65	$—	$342
Television Stations	499	184	—	683
Television Broadcast Network	(65)	20	—	(45)
Cable Network Programming	(59)	118	90	149

Total	$652	$387	$90	$1,129

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $645 million, $772 million and $455 million for the years ended June 30, 2003, 2002 and 2001, respectively, have been eliminated on consolidation within the Filmed Entertainment segment. Intersegment operating (losses) profits generated primarily by the Filmed Entertainment segment of approximately ($4 million), $40 million and $13 million for the years ended June 30, 2003, 2002 and 2001, respectively, has been eliminated on consolidation within the Filmed Entertainment segment.

Other operating charge, Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Capital expenditures:
Filmed Entertainment	$61	$16	$58
Television Stations	55	17	22
Television Broadcast Network	8	12	11
Cable Network Programming	46	35	54

Total capital expenditures	$170	$80	$145

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2003	2002
	(in millions)
Total assets:
Filmed Entertainment	$4,503	$4,454
Television Stations	11,388	10,945
Television Broadcast Network	978	828
Cable Network Programming	4,870	5,225
Investments in equity affiliates	1,560	1,424

Total assets	$23,299	$22,876

Goodwill and Intangible assets, net:
Filmed Entertainment	$445	$480
Television Stations	10,050	9,458
Television Broadcast Network	—	—
Cable Network Programming	2,981	3,231

Total goodwill and intangible assets, net	$13,476	$13,169

There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

	For the year ended June 30,
	2003	2002	2001
	(in millions)
Revenues:
United States and Canada	$9,053	$8,047	$6,827
Europe	1,263	1,111	1,071
Other	686	567	516

Total revenues	$11,002	$9,725	$8,414

	As of June 30,
	2003	2002
	(in millions)
Long-Lived Assets:
United States and Canada	$18,322	$19,464
Europe	63	34
Other	45	94

Total long-lived assets	$18,430	$19,592

20.    DETAIL OF OTHER FINANCIAL STATEMENT ACCOUNTS

	For the year ended June 30,
	2003	2002	2001
	(in millions)
ALLOWANCE FOR RETURNS AND DOUBTFUL ACCOUNTS
Balance at the beginning of the year	$275	$170	$167
Charged to costs and expenses	619	376	242
Actual returns/ write-offs/ recoveries/ other	(493)	(271)	(239)

Balance at the end of the year	$401	$275	$170

FOX ENTERTAINMENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ADVERTISING EXPENSES

The Company incurred advertising expenses of $1,219 million, $1,061 million, and $947 million for the years ended June 30, 2003, 2002 and 2001, respectively.

OPERATING LEASE EXPENSE

Total operating lease expense was approximately $87 million, $98 million, and $70 million for the years ended June 30, 2003, 2002 and 2001, respectively.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2003
Revenues	$2,344	$3,150	$2,707	$2,801
Operating income	389	500	464	430
Net income	214	283	276	258
Basic and diluted earnings per share	$0.25	$0.32	$0.31	$0.29

Fiscal 2002(1)
Revenues	$2,065	$2,741	$2,488	$2,431
Operating income (loss)	142	(695)	262	188
Cumulative effect of accounting change, net of tax	(26)	—	—	—
Net income (loss)	(22)	455	108	40
Basic and diluted cumulative effect of accounting change, net of tax, per share	$(0.04)	—	—	—
Basic and diluted earnings (loss) per share	$(0.03)	$0.54	$0.13	$0.05

(1)	Additional significant items that impacted earnings during the second quarter of fiscal year 2002 were the writedown of the Company’s national sports contracts of $909 million and the gains on the sales of FFW and Outdoor Life aggregating to $1,585 million.

22.    SUBSEQUENT EVENTS (UNAUDITED)

On September 15, 2003, the plaintiff in the putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed upon order of dismissal.

On September 19, 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that currently holds the Preferred Interest in NM2, for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company will consolidate the assets and liabilities of Tintagel for accounting purposes. The June 30, 2003 outstanding NM2 Preferred Interest of $762 million, included in Minority interest in subsidiaries prior to the acquisition, will be eliminated upon consolidation; and Tintagel’s June 30, 2003 outstanding indebtedness of $736 million will now be included in Borrowings on the consolidated balance sheet of the Company. After the acquisition, Tintagel will continue to be a separate legal entity from the Company with separate assets and liabilities.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company previously reported in its Current Report on Form 8-K dated April 22, 2002 that it dismissed Arthur Andersen LLP as its independent auditors and engaged Ernst & Young LLP to act as its independent auditors.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) under the captions “Election of Directors” and “Executive Officers and Senior Executives of the Company” is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the 2003 Proxy Statement under the captions “Executive Officers and Senior Executives of the Company” and “Committees and Meetings of the Board of Directors—Board Meetings” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 2003 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the 2003 Proxy Statement under the caption “Independent Public Accountants—Disclosure of Auditor Fees” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) and (d) Financial Statements and Schedules (see Index on Page 51)

(b)    Reports on Form 8-K

(i)    Current Report on Form 8-K of the Company filed April 10, 2003 relating to the announcement by News Corporation and the Company of an agreement whereby News Corporation agreed to purchase 34% of Hughes and, at the closing of the transaction, transfer its interest in Hughes to the Company;

(ii)    Current Report on Form 8-K of the Company filed April 14, 2003 relating to the acquisition of 34% of Hughes and the transfer of such interest to the Company in exchange for debt and equity;

(iii)    Current Report on Form 8-K of the Company dated May 7, 2003 relating to the announcement of the signing of a Transfer Agreement by News Corporation, certain subsidiaries of News Corporation and the Company providing for the transfer of the interest in Hughes to the Company; and

(iv)    Current Report on Form 8-K of the Company dated May 13, 2003 relating to the announcement by the Company of its financial results for the quarter ended March 31, 2003.

(c)    Exhibits (see Exhibit Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX ENTERTAINMENT GROUP, INC.

By	/s/ K. RUPERT MURDOCH

K. Rupert Murdoch, Chairman and Chief Executive Officer (Principal Executive Officer)

By	/s/ DAVID F. DEVOE

David F. DeVoe, Senior Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  September 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Director	September 24, 2003

/s/ DAVID F. DEVOE David F. DeVoe	Director	September 24, 2003

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	September 24, 2003

/s/ PETER CHERNIN Peter Chernin	Director	September 24, 2003

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	September 24, 2003

/s/ CHRISTOS M. COTSAKOS Christos M. Cotsakos	Director	September 24, 2003

/s/ THOMAS W. JONES Thomas W. Jones	Director	September 24, 2003

/s/ PETER POWERS Peter Powers	Director	September 24, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE

3.1	Restated Certificate of Incorporation of the Company	3.1(1)

3.2	Amended By-Laws of the Company	3.2(1)

4.1	Specimen Certificate for Shares of Class A Common Stock of the Company	4.1(2)

4.2	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(3)

4.3	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(4)

4.4	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	3(4)

4.5	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(5)

4.6	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(5)

4.7	Fifth Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.6(6)

4.8	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(7)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE

4.9	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(8)

4.10	Form of Eight Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.9(8)

4.11	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.10(9)

4.12	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.12(10)

4.13	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.13(10)

4.14	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities*

4.15	Form of Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.1(11)

4.16	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to to senior debt securities	4.2(5)

4.17	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to to senior debt securities	4.3(5)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE

4.18	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.14	(12)

4.19	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.15	(12)

4.20	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.6	(13)

4.21	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.20	(10)

4.22	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.21	(10)

4.23	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities*

4.24	Indenture for the 5% Subordinated Discount Debentures, dated as of November 12, 1996, among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	4(i)	(14)

4.25	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.24	(10)

4.26	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.25	(10)

4.27	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures*

4.28	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021	4.1	(15)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE

4.29	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021*

4.30	Indenture, dated as of March 21, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities	4.1(16)

4.31	First Supplemental Indenture, dated as of June 27, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities	4.2(16)

10.1	Five Year Credit Agreement, dated as of June 27, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks*

10.2	Letter Amendment No.1 to Five Year Credit Agreement, dated as of August 13, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks*

10.3	Form of Master Intercompany Agreement between the Company and The News Corporation Limited	10.29(2)

10.4	Letter Agreement, dated as of June 30, 2002, between the Company and The News Corporation Limited	10.28(17)

10.5	Form of Tax Sharing Agreement between the Company and News Publishing Australia Limited	10.31(2)

10.6	Transfer Agreement, dated as of August 13, 2000, among The News Corporation Limited, News Publishing Australia Limited, FEG Holdings, Inc. and Fox Entertainment Group, Inc.	10.5(18)

10.7	Transfer Agreement, dated as of April 9, 2003, among The News Corporation Limited, News Publishing Australia Limited, News America Incorporated, FEG Holdings, Inc. and Fox Entertainment Group, Inc.	99.1(19)

21	List of Principal Subsidiaries of the Company*

23.1	Consent of Ernst & Young LLP*

23.2	Notice Regarding Consent of Arthur Andersen LLP*

31.1	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(3)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.

(4)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.
(5)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(6)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(7)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(8)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(9)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(10)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 28, 2001.
(11)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.
(12)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(13)	Incorporated by reference to the Registration Statement Form F-4 of News America Incorporated on (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(14)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.
(15)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.
(16)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.
(17)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 20, 2002.
(18)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.
(19)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on May 7, 2003.

