Form 10-Q
period 2003-09-30
FOX ENTERTAINMENT GROUP INC
filed 2003-11-06
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of November 5, 2003, 352,436,375 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	For the three months ended September 30,
	2003	2002
Revenues	$2,758	$2,344
Expenses:
Operating	1,786	1,586
Selling, general and administrative	319	322
Depreciation and amortization	42	47

Operating income	611	389

Other income (expense):
Interest expense, net	(8)	(46)
Equity earnings (losses) of affiliates	7	2
Minority interest in subsidiaries	(2)	(9)
Other, net	26	—

Income before provision for income taxes	634	336
Provision for income tax expense on a stand-alone basis	(233)	(122)

Net income	$401	$214

Basic and diluted earnings per share	$0.45	$0.25

Basic and diluted weighted average number of common equivalent shares outstanding	900	850

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions except share and per share amounts)

	As of September 30, 2003	As of June 30, 2003
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$36	$72
Accounts receivable, net	2,835	2,647
Filmed entertainment and television programming costs, net	3,360	3,161
Investments in equity affiliates	1,581	1,560
Property and equipment, net	1,443	1,464
Intangible assets, net	8,662	8,663
Goodwill, net	4,816	4,813
Other assets and investments	916	919

Total assets	$23,649	$23,299

Liabilities and Shareholders’ Equity:

Liabilities:
Accounts payable and accrued liabilities	$1,472	$1,665
Participations, residuals and royalties payable	1,271	1,141
Television programming rights payable	1,473	1,397
Deferred revenue	455	449
Borrowings	717	—
Deferred income taxes	2,152	2,053
Other liabilities	815	797

	8,355	7,502
Due to affiliates of News Corporation	562	704

Total liabilities	8,917	8,206

Minority interest in subsidiaries	28	790

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30 and June 30, 2003	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 352,436,375 issued and outstanding as of September 30 and June 30, 2003	4	4
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of September 30 and June 30, 2003	6	6
Additional paid-in capital	12,780	12,780
Retained earnings and accumulated other comprehensive income	1,914	1,513

Total shareholders’ equity	14,704	14,303

Total liabilities and shareholders’ equity	$23,649	$23,299

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2003	2002
Operating activities:
Net income	$401	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	47
Amortization of cable distribution investments	31	31
Equity (earnings) losses of affiliates and distributions	(7)	(1)
Minority interest in subsidiaries	2	6
Deferred taxes	58	54
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(199)	18
Filmed entertainment and television programming costs, net	(169)	(260)
Accounts payable and accrued liabilities	(50)	(51)
Participations, residuals and royalties payable and other liabilities	117	77

Net cash provided by operating activities	226	135

Investing activities:
Acquisitions, net of cash acquired	(5)	(427)
Investments in equity affiliates	(19)	(51)
Other investments	(26)	(2)
Purchases of property and equipment, net of acquisitions	(22)	(26)
Disposals of property and equipment	—	9

Net cash used in investing activities	(72)	(497)

Financing activities:
Borrowings	118	—
Repayment of borrowings	(138)	(947)
Decrease in minority interest in subsidiaries	(2)	—
Decrease in Preferred Interests	(26)	(76)
(Repayments to) advances from affiliates of News Corporation, net	(142)	1,405

Net cash (used in) provided by financing activities	(190)	382

Net (decrease) increase in cash and cash equivalents	(36)	20
Cash and cash equivalents, beginning of year	72	56

Cash and cash equivalents, end of period	$36	$76

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of September 30, 2003, held equity and voting interests in the Company of 80.6% and 97.0%, respectively.

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited consolidated condensed financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

These interim unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

Effective for the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” which requires quarterly disclosure about the method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and in accordance with its provisions, applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation - continued

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	For the three months ended September 30,
	2003	2002
	(in millions except per share data)
Net income, as reported	$401	$214
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(13)	(11)

Pro forma net income	$388	$203

Basic and diluted earnings per share:
As reported	$0.45	$0.25
Pro forma	$0.43	$0.24

Note 2 – Comprehensive Income

Comprehensive income is as follows:

	For the three months ended September 30,
	2003	2002
	(in millions)
Net income, as reported	$401	$214
Other comprehensive income:
Foreign currency translation adjustments	—	(6)

Total comprehensive income	$401	$208

Note 3 – Goodwill and Other Intangible Assets

The initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2002, required the Company to perform an impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company determined that none of its goodwill and indefinite-lived intangible assets were impaired.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	September 30, 2003	June 30, 2003
	(in millions)
Filmed entertainment costs:
Films:
Released	$725	$733
Completed, not released	33	31
In production	626	603
In development or preproduction	50	52

	1,434	1,419

Television productions:
Released	397	481
In production	201	77
In development or preproduction	2	—

	600	558

Total filmed entertainment costs, less accumulated amortization	2,034	1,977
Television programming costs, less accumulated amortization	1,326	1,184

Total filmed entertainment and television programming costs, net	$3,360	$3,161

Note 5 – New Millennium II

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The June 30, 2003 outstanding NM2 Preferred Interest of $762 million was included in Minority interest in subsidiaries on the consolidated balance sheet and Preferred Payments were included in Minority interest in subsidiaries in the statement of operations. Tintagel’s September 30, 2003 outstanding indebtedness of $717 million is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

Note 6 – Acquisitions

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141, “Business Combinations,” and 142, “Goodwill and Other Intangible Assets.”

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes (the “Hughes Transaction”). News Corporation will acquire GM’s approximate 19.9% interest in Hughes for approximately $3.8 billion (subject to upward adjustment), of which approximately $768 million (subject to upward adjustment) may be paid in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.7 billion that is payable, at News Corporation’s option, in cash, News Corporation ADRs, or a combination thereof. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82%. News Corporation’s voting percentage will remain at 97%. The closing of the transaction is subject to a number of conditions, including regulatory approvals.

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

	For the three months ended September 30,
	2003	2002
	(in millions)
Revenues:
Filmed Entertainment	$1,250	$883
Television Stations	518	514
Television Broadcast Network	394	424
Cable Network Programming	596	523

Total revenues	$2,758	$2,344

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Segment Information - continued

	For the three months ended September 30,
	2003	2002
	(in millions)
Operating Income Before Depreciation and Amortization:
Filmed Entertainment	$345	$118
Television Stations	237	224
Television Broadcast Network	(41)	(3)
Cable Network Programming	143	128

Total Operating Income Before Depreciation and Amortization	684	467
Amortization of cable distribution investments	(31)	(31)
Depreciation and Amortization	(42)	(47)

Total operating income	611	389

Interest expense, net	(8)	(46)
Equity earnings (losses) of affiliates	7	2
Minority interest in subsidiaries	(2)	(9)
Other, net	26	—

Income before provision for income taxes	$634	$336
Provision for income tax expense on a stand-alone basis	(233)	(122)

Net income	$401	$214

	For the three months ended September 30, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$345	$(12)	$—	$333
Television Stations	237	(16)	—	221
Television Broadcast Network	(41)	(4)	—	(45)
Cable Network Programming	143	(10)	(31)	102

Total	$684	$(42)	$(31)	$611

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7– Segment Information - continued

	For the three months ended September 30, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$118	$(13)	$—	$105
Television Stations	224	(15)	—	209
Television Broadcast Network	(3)	(5)	—	(8)
Cable Network Programming	128	(14)	(31)	83

Total	$467	$(47)	$(31)	$389

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $152 million and $160 million for the three months ended September 30, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits generated primarily by the Filmed Entertainment segment of approximately $20 million and $16 million for the three months ended September 30, 2003 and 2002, respectively, have been eliminated on consolidation within the Filmed Entertainment segment.

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.

	As of September 30, 2003	As of June 30, 2003
	(in millions)
Total assets:
Filmed Entertainment	$4,710	$4,503
Television Stations	11,440	11,388
Television Broadcast Network	1,028	978
Cable Network Programming	4,890	4,870
Investments in equity affiliates	1,581	1,560

Total assets	$23,649	$23,299

Goodwill and Intangible assets, net:
Filmed Entertainment	$445	$445
Television Stations	10,049	10,050
Television Broadcast Network	—	—
Cable Network Programming	2,984	2,981

Total goodwill and intangible assets, net	$13,478	$13,476

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30 and June 30, 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

As of June 30, 2003, the Company guaranteed sports rights agreements for SportsChannel Chicago Associates (“SportsChannel Chicago”), which aggregated approximately $1,007 million. On September 30, 2003, SportsChannel Chicago received notice that each of the Chicago Cubs, Bulls, Blackhawks and White Sox have exercised their right to terminate their rights agreement with SportsChannel Chicago effective September 30, 2004. Upon termination of the rights agreements, the remaining guarantee would be approximately $43 million through fiscal 2005.

Note 9 – Contingencies

Regional Sports Networks:

In January 2003, Fox Sports Net, Inc. (“Fox Sports Net”) exercised its right to put its 50% direct ownership interests in SportsChannel Chicago and SportsChannel Pacific Associates (collectively the “SportsChannels”) to Regional Programming Partners (“RPP”). In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of three-year promissory notes of the subsidiaries of RPP, which own only the interests in the SportsChannels, the terms of which are under negotiation. The transaction is expected to close in the first half of fiscal 2004. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow Media Sports Holdings, Inc., and each will remain a Fox Sports Net affiliate.

Hughes:

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members and the Company (as nominal defendant), alleging among other things that in approving the Hughes Transaction (see Note 6), they breached their fiduciary duties to the Company’s public shareholders. On September 15, 2003, the plaintiff agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed upon order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes Transaction (see Note 6), the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation was a defendant in two of the Delaware actions and was alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 10 – Other, net

For the three months ended September 30, 2003, Other, net consisted of a gain related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York.

Note 11 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an enterprise to consolidate a variable interest entity if it is determined that the enterprise is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective immediately for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the second quarter of fiscal 2004. The Company is currently in the process of evaluating the impact of adopting FIN 46 on its consolidated balance sheets and statements of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends SFAS No. 6, “Elements of Financial Statements,” to improve accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in July 2003 had no material impact on the consolidated condensed balance sheet and statement of operations of the Company. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

Note 12– Subsequent Events

On October 10, 2003, the Company announced that it had reached an agreement in principle to sell the Los Angeles Dodgers, together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to an investment group headed by Mr. Frank McCourt. This agreement is subject to Major League Baseball approval and customary closing conditions.

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

Cable Network Programming. The Cable Network Programming segment derives revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite (“DBS”) operators based on the number of subscribers, net of the amortization of cable distribution investments, as well as from the sale of advertising time. Monthly affiliate fees are dependent on maintenance of carriage arrangements with cable television systems and DBS operators. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in general market conditions for advertising may affect revenues.

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

Use of Operating Income Before Depreciation and Amortization. Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles (“GAAP”). Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

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

Results of Operations – Three months ended September 30, 2003 versus Three months ended September 30, 2002.

The following table sets forth the Company’s operating results, by segment, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

	For the three months ended September 30,
	2003	2002	Change	% Change
	(in millions)
Revenues (1):
Filmed Entertainment	$1,250	$883	$367	42%
Television Stations	518	514	4	1%
Television Broadcast Network	394	424	(30)	(7)%
Cable Network Programming	596	523	73	14%

Total revenues	$2,758	$2,344	$414	18%

Operating income (loss):
Filmed Entertainment	$333	$105	$228	217%
Television Stations	221	209	12	6%
Television Broadcast Network	(45)	(8)	(37)	* *
Cable Network Programming	102	83	19	23%

Total operating income (loss)	611	389	222	57%

Interest expense, net	(8)	(46)	38	83%
Equity earnings (losses) of affiliates	7	2	5	* *
Minority interest in subsidiaries	(2)	(9)	7	78%
Other, net	26	—	26	* *

Income before provision for income taxes	634	336	298	89%
Provision for income tax expense on a stand-alone basis	(233)	(122)	(111)	(91)%

Net income	$401	$214	$187	87%

Other data:

Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$345	$118	$227	192%
Television Stations	237	224	13	6%
Television Broadcast Network	(41)	(3)	(38)	* *
Cable Network Programming	143	128	15	12%

Total Operating Income Before Depreciation and Amortization	$684	$467	$217	46%

**	not meaningful

FOOTNOTE:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” as detailed in the following table:

	For the three months ended September 30,
	2003	2002
	(in millions)
Gross Revenues	$2,789	$2,375
Amortization of cable distribution investments	(31)	(31)

Revenues	$2,758	$2,344

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the three months ended September 30, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$345	$(12)	$—	$333
Television Stations	237	(16)	—	221
Television Broadcast Network	(41)	(4)	—	(45)
Cable Network Programming	143	(10)	(31)	102

Total	$684	$(42)	$(31)	$611

	For the three months ended September 30, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$118	$(13)	$—	$105
Television Stations	224	(15)	—	209
Television Broadcast Network	(3)	(5)	—	(8)
Cable Network Programming	128	(14)	(31)	83

Total	$467	$(47)	$(31)	$389

Overview. For the quarter ended September 30, 2003, the Company’s revenues were $2,758 million, an increase of $414 million over the $2,344 million in revenue for the quarter ended September 30, 2002. This 18% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 13% for the first quarter of fiscal 2004 primarily due to increased home entertainment marketing and maufacturing costs at the Filmed Entertainment Segment. Selling, general and administrative expenses were consistent as compared to the quarter ended September 30, 2002. Depreciation and amortization expenses decreased $5 million from the first quarter of fiscal 2003. For the quarter ended September 30, 2003, Operating income and Operating Income Before Depreciation and Amortization increased $222 million to $611 million and $217 million to $684 million, respectively, from the corresponding period of the prior year. These increases were primarily due to the revenue increases noted above, partially offset by the increase in operating expenses for the first quarter of fiscal 2004.

Equity earnings of affiliates of $7 million increased $5 million from earnings of $2 million for the corresponding period of the prior year. This increase is primarily related to improved results at National Geographic Channel – Domestic.

Net income for the three months ended September 30, 2003 was $401 million ($0.45 per share), an improvement of $187 million from $214 million ($0.25 per share) for the corresponding period of the prior year. This improvement was primarily due to the operating improvements noted above, reduced interest expense and other, net of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York.

Filmed Entertainment. For the first quarter of fiscal 2004, revenues at the Filmed Entertainment segment increased from $883 million for the first quarter of fiscal 2003 to $1,250 million, or 42%. This increase was primarily due to increased worldwide home entertainment revenues, higher domestic syndication revenues, and higher worldwide pay television and international free television revenues, partially offset by decreases in worldwide theatrical revenues. Higher revenues for the worldwide home entertainment market reflect the strong worldwide performances of Daredevil and Phone Booth, increased revenues for The Simpsons and 24, and improved performance from various library titles on DVD, as compared to the corresponding period of the prior year which included Shallow Hal, High Crimes, and Behind Enemy Lines. Domestic syndication revenues increased due to higher revenues for M*A*S*H and the initial domestic syndication of Angel and Judging Amy, without comparative syndication releases in the corresponding period of the prior year. Worldwide pay television and international free television revenues increased due to a stronger film lineup and more feature films available. Theatrical revenue decreased primarily due to fewer theatrical releases as compared to the same period last fiscal year. The current period included the worldwide theatrical performance of League of Extraordinary Gentlemen and 28 Days Later. The corresponding period of the prior year’s results included the theatrical performance of Road to Perdition, Like Mike, One Hour Photo, Swimfan, Banger Sisters, and Minority Report. For the three months ending September 30, 2003, the Filmed Entertainment segment reported Operating income of $333 million as compared to $105 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $118 million to $345 million from the corresponding period of the prior year. These increases were due to the revenue increases noted above and reduced marketing costs associated with fewer first quarter theatrical releases, partially offset by increased home entertainment marketing and manufacturing costs.

Television Stations. For the three months ended September 30, 2003, the Television Stations segment’s revenues increased slightly to $518 million as compared to $514 million in the corresponding period of the prior year. Although advertising markets decreased primarily due to the absence of political spending as compared to the corresponding period of the prior year, the Company’s O&Os estimated market share increased 0.6 percentage points due to strong advertising sales for the Major League Baseball (“MLB”) regular season and the telecast of the MLB All-Star game, in addition to the telecast of the Emmy Awards®, which were not telecast on FOX in the prior year. These increases were partially offset by the non-renewal of the Boston Red Sox broadcasts in the local Boston market and the finale of American Idol, which was telecast on FOX in the corresponding period of the prior year. For the three months ended September 30, 2003, the Television Stations segment generated Operating income of $221 million, which was $12 million, or 6% higher than the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased $13 million to $237 million from $224 million in the corresponding period of the prior year. This increase was due to lower local program production costs as a result of non-renewal of the local Boston Red Sox broadcasts and the broadcast of pre-season National Football League (“NFL”) games in certain markets, and cost savings at the duopoly O&Os.

Television Broadcast Network. For the quarter ended September 30, 2003, the Television Broadcast Network’s revenues decreased $30 million to $394 million from $424 million in the corresponding period of the prior year. This 7% decrease was due to ratings decreases for prime time programming, primarily related to the corresponding period of the prior year’s highly successful American Idol, which was not telecast on FOX in the current period. These decreases were partially offset by revenues from the Emmy Awards®, which was telecast on FOX this year. Operating losses for the Television Broadcast Network segment increased $37 million to a loss of $45 million and Operating Income Before Depreciation and Amortization decreased $38 million to a loss of $41 million compared to the corresponding period of the preceding year. The increase in operating losses was driven by the revenue decrease noted above, as well as by increases in prime time programming costs for the Emmy Awards® and series cancellations.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $73 million or approximately 14% from $523 million to $596 million for the quarter ended September 30, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Fox News Channel’s (“Fox News”), FX Network’s (“FX”), SPEED Channel’s (“SPEED”) and the majority-owned regional sports networks’ (“RSNs”) revenues increased 25%, 4%, 29%, and 14%, respectively, from the corresponding period of the prior year.

At Fox News, advertising revenues increased 35% from the corresponding period of the prior year due to increased pricing. Affiliate revenues increased by 4%, attributed to an increase in subscribers versus the corresponding period of the prior year, partially offset by a 6% increase in amortization of cable distribution investments. As of September 30, 2003, Fox News reached approximately 84 million Nielsen households, a 4% increase over the corresponding period of the prior year.

At FX, affiliate revenues increased 9% from the corresponding period of the prior year, reflecting an increase in subscribers, partially offset by a 2% increase in amortization of cable distribution investments. As of September 30, 2003, FX reached approximately 82 million Nielsen households, a 4% increase over the prior year. This improvement was partially offset by a 2% decrease in advertising revenues resulting from current period charges for shortfalls in guaranteed viewers.

At SPEED, affiliate revenues increased by 27%, reflecting an increase in subscribers and average per subscriber rates versus the prior year, including a 3% decrease in amortization of cable distribution investments. Advertising revenues increased 22% from the corresponding period of the prior year due to improved pricing and increased audience. As of September 30, 2003, SPEED reached approximately 59 million Nielsen households, a 10% increase over the prior year.

At the RSNs, affiliate revenues increased 15% over the prior year primarily from an increase in direct to home (“DTH”) subscribers and higher average per cable subscriber rates. Advertising revenues increased 9% primarily due to higher pricing per game for MLB telecasts resulting from an improved sports advertising market.

The Cable Network Programming segment reported Operating income of $102 million, an increase of $19 million from the first quarter of fiscal 2003. Operating Income Before Depreciation and Amortization for the Cable Network Programming segment increased $15 million to $143 million from $128 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above. The revenues increases were partially offset by increased costs for breaking news and programming enhancements at Fox News, higher programming costs due to new original programming, Nip/Tuck, and series cancellation costs for Lucky and The Orlando Jones Show at FX, higher programming costs at SPEED and higher average rights fees for professional events at the RSNs.

Interest expense, net. Interest expense decreased $38 million for the quarter ended September 30, 2003 from $46 million to $8 million due to reduced amounts Due to affiliates of News Corporation resulting from repayments.

Equity earnings (losses) of affiliates. Equity earnings of affiliates of $7 million increased $5 million from earnings of $2 million from the corresponding period of the prior year. This increase was primarily related to improved results at National Geographic Channel-Domestic.

Affiliate:	Ownership Percentage	For the three months ended September 30,
		2003	2002	Change
		(in millions)
National Geographic Channel - Domestic	66.70%	$(2)	$(7)	$5
National Geographic Channel - International	50%	(1)	(1)	—
National Sports Partners	50%	(11)	(5)	(6)
Regional Programming Partners	40%	12	6	6
Other	Various	9	9	—

Total equity earnings (losses) of affiliates		$7	$2	$5

The Company’s share of National Geographic Channel-Domestic’s loss was $2 million for the three months ended September 30, 2003, as compared to a loss of $7 million in the corresponding period of the prior year. Affiliate and advertising revenues increased due to a significant growth in distribution. As of September 30, 2003, National Geographic Channel-Domestic reached approximately 46 million Nielsen households, a 32% increase over the corresponding period of the prior year.

The Company’s share of Regional Programming Partners’ (“RPP”) income was $12 million for the three months ended September 30, 2003, as compared to income of $6 million in the corresponding period of the prior year. This improvement was primarily due to significant cost savings at the Metro Channels and lower programming costs at Madison Square Garden Network.

The Company’s share of National Sports Partners’ (“NSP”) loss was $11 million for the three months ended September 30, 2003, as compared to losses of $5 million in the corresponding period of the prior year primarily due to lower advertising revenues from the absence of The Last Word and other programs which were telecast in the corresponding period of the prior year, lower sublicense revenue from collegiate events and higher programming rights due to the timing of certain collegiate football games as compared to the corresponding period of the prior year.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $7 million to $2 million for the quarter ended September 30, 2003 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See New Millennium II in Liquidity and Capital Resources below.)

Other, net. For the three months ended September 30, 2003, Other, net consisted of a gain related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York.

Provision for income tax expense on a stand-alone basis. The effective tax rate for the first quarter of fiscal 2004 was 37% as compared to 36% for the corresponding period of the prior year. The effective tax rate is higher than the U.S. statutory rate due to certain foreign income being taxed at higher rates.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of September 30, 2003, News Corporation had consolidated cash and cash equivalents of $4.9 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash flow from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash flow that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Net cash flows provided by operating activities during the three months ended September 30, 2003 were $226 million as compared to $135 million for the corresponding period in fiscal 2003. For the quarter ended September 30, 2003, higher net income and lower inventory spending, due to a reduction in the number of new films in production, was partially offset by higher pension contributions of $25 million and higher accounts receivables. The increase in accounts receivable was due to the initial domestic syndication of Judging Amy and Angel and the cable syndication of M*A*S*H.

Net cash flows used in investing activities for the three months ended September 30, 2003 and 2002 were $72 million and $497 million, respectively. The current period included cash used for payments for cable distribution investments and funding of the investments in NSP and Regency Television. The corresponding period of the prior year included the cash used for the acquisition of WPWR, as well as funding of the investments in Regency Television, National Geographic Channels and NSP.

Net cash flows used in financing activities were $190 million during the three months ended September 30, 2003 as compared to net cash provided of $382 million in the corresponding period of the prior year. The change in financing activities is primarily due to repayments to affiliates of News Corporation. In the corresponding period of the prior year, the Company redeemed all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 in the amount of $947 million.

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts paid in accordance with the Tax Sharing Agreement, which are included in Due to affiliates of News Corporation, were $111 million and $35 million during the quarters ended September 30, 2003 and 2002, respectively.

New Millennium II

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The June 30, 2003 outstanding NM2 Preferred Interest of $762 million was included in Minority interest in subsidiaries on the consolidated balance sheet and Preferred Payments were included in Minority interest in subsidiaries in the statement of operations. Tintagel’s September 30, 2003 outstanding indebtedness of $717 million is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30 and June 30, 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

As of June 30, 2003, the Company guaranteed sports rights agreements for SportsChannel Chicago Associates (“SportsChannel Chicago”), which aggregated approximately $1,007 million. On September 30, 2003, SportsChannel Chicago received notice that each of the Chicago Cubs, Bulls, Blackhawks and White Sox have exercised their right to terminate their rights agreement with SportsChannel Chicago effective September 30, 2004. Upon termination of the rights agreements, the remaining guarantee would be approximately $43 million through fiscal 2005.

Ratings of News Corporation Public Debt

As of September 30, 2003, News Corporation’s debt ratings from Moody’s (Ba1 for subordinated notes and Baa3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

Acquisitions

WPWR-TV

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 141, “Business Combinations,” and 142, “Goodwill and Other Intangible Assets.”

Hughes Transaction

In April 2003, News Corporation, General Motors Corporation (“GM”) and Hughes Electronics Corporation (“Hughes”) reached an agreement in which News Corporation would acquire 34% of Hughes (the “Hughes Transaction”). News Corporation will acquire GM’s approximate 19.9% interest in Hughes for approximately $3.8 billion (subject to upward adjustment), of which approximately $768 million (subject to upward adjustment) may be paid in News Corporation American Depositary Receipts representing preferred limited voting ordinary shares (“ADRs”). News Corporation will acquire through a merger an additional 14.1% of Hughes for approximately $2.7 billion that is payable, at News Corporation’s option, in cash, News Corporation ADRs, or a combination thereof. Simultaneously with the closing of this transaction, News Corporation will transfer its 34% ownership interest in Hughes to the Company in exchange for promissory notes representing $4.5 billion and approximately 74.2 million shares of the Company’s Class A Common Stock, thereby increasing News Corporation’s ownership interest in the Company from 80.6% to approximately 82%. News Corporation’s voting percentage will remain at 97%. The closing of the transaction is subject to a number of conditions, including regulatory approvals.

Contingencies

Regional Sports Networks

In January 2003, Fox Sports Net, Inc. (“Fox Sports Net”) exercised its right to put its 50% direct ownership interests in SportsChannel Chicago and SportsChannel Pacific Associates (collectively the “SportsChannels”) to RPP. In March 2003, RPP and Fox Sports Net agreed on a $150 million purchase price for the interest in the SportsChannels, payable in the form of three-year promissory notes of the subsidiaries of RPP, which own only the interests in the SportsChannels, the terms of which are under negotiation. The transaction is expected to close in the first half of fiscal 2004. Following the closing of this sale, the SportsChannels will be held 100% by RPP and indirectly 40% by Fox Sports Net and 60% by Rainbow Media Sports Holdings, Inc., and each will remain a Fox Sports Net affiliate.

Hughes

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members and the Company (as nominal defendant), alleging among other things that in approving the Hughes Transaction, they breached their fiduciary duties to the Company’s public shareholders. On September 15, 2003, the plaintiff agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed upon order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes Transaction, the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation was a defendant in two of the Delaware actions and was alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires an enterprise to consolidate a variable interest entity if it is determined that the enterprise is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 is effective immediately for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the second quarter of fiscal 2004. The Company is currently in the process of evaluating the impact of adopting FIN 46 on its consolidated balance sheets and statements of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends SFAS No. 6, “Elements of Financial Statements,” to improve accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in July 2003 had no material impact on the consolidated condensed balance sheet and statement of operations of the Company. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

Subsequent Events

On October 10, 2003, the Company announced that it had reached an agreement in principle to sell the Los Angeles Dodgers, together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to an investment group headed by Mr. Frank McCourt. This agreement is subject to MLB approval and customary closing conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna, the South African Rand and the Euro. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges.

At September 30, 2003, the notional amount of financial instruments with exposure to foreign currency risk was approximately $36 million and the net unrealized gain was approximately $1 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $3.7 million. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such gains or losses largely would be offset by corresponding decreases or increases, respectively, in the U.S. Dollar value of future foreign currency obligations.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.Other Information

ITEM 1. LEGAL PROCEEDINGS

In April 2003, a putative derivative and shareholder class action (Norman Levin v. K. Rupert Murdoch et al., 03 CV 2929) was filed in the United States District Court for the Southern District of New York against the Company’s board members and the Company (as nominal defendant), alleging among other things that in approving the Hughes Transaction, they breached their fiduciary duties to the Company’s public shareholders. On September 15, 2003, the plaintiff agreed to dismiss the action with prejudice as to himself and without prejudice to putative class members other than himself. On September 19, 2003, the Court entered the agreed upon order of dismissal.

In April 2003, six putative shareholder class actions were filed in state courts in Delaware (four actions) and California (two actions) against GM and certain of its board members, alleging that in approving the Hughes Transaction, the defendants breached their fiduciary duties to public holders of GM’s Class H shares. Hughes and its board members are defendants in certain of these actions and also are alleged to have breached fiduciary duties to the same shareholders. News Corporation was a defendant in two of the Delaware actions and was alleged to have aided and abetted the other defendants’ purported breaches of fiduciary duties. The Delaware actions were consolidated on May 6, 2003, and a consolidated complaint was filed on August 29, 2003. News Corporation was not named as a defendant in the consolidated complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman of the Board and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) Reports on Form 8-K

The following current report on Form 8-K was filed by the Company during the Company’s first fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed August 13, 2003 relating to the earnings announcement by Fox Entertainment Group, Inc. of its financial results for the Fourth Quarter and Fiscal year ended June 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003	FOX ENTERTAINMENT GROUP, INC.

By: /s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer