Form 10-Q
period 2003-12-31
FOX ENTERTAINMENT GROUP INC
filed 2004-02-11
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-14595

FOX ENTERTAINMENT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4066193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 11, 2004, 426,959,080 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
Revenues	$3,380	$3,150	$6,138	$5,494
Expenses:
Operating	2,489	2,296	4,275	3,882
Selling, general and administrative	289	309	608	631
Depreciation and amortization	44	45	86	92

Operating income	558	500	1,169	889
Other income (expense):
Interest expense, net	(15)	(49)	(23)	(95)
Equity earnings (losses) of affiliates	(2)	(12)	5	(10)
Minority interest in subsidiaries	(1)	(7)	(3)	(16)
Other, net	(7)	—	19	—

Income before provision for income taxes	533	432	1,167	768
Provision for income tax expense on a stand-alone basis	(203)	(149)	(436)	(271)

Net income	$330	$283	$731	$497

Basic and diluted earnings per share	$0.36	$0.32	$0.81	$0.58

Basic and diluted weighted average number of common equivalent shares outstanding	905	874	902	862

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions except share per share amounts)

	As of December 31, 2003	As of June 30, 2003
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$41	$72
Accounts receivable, net	3,382	2,647
Filmed entertainment and television programming costs, net	3,627	3,161
Investments in equity affiliates	8,322	1,560
Property and equipment, net	1,432	1,464
Intangible assets, net	8,646	8,663
Goodwill, net	4,816	4,813
Other assets and investments	1,118	919

Total assets	$31,384	$23,299

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,704	$1,665
Participations, residuals and royalties payable	1,341	1,141
Television programming rights payable	1,312	1,397
Deferred revenue	408	449
Borrowings	798	—
Deferred income taxes	2,164	2,053
Other liabilities	879	797

	8,606	7,502
Due to affiliates of News Corporation	5,408	704

Total liabilities	14,014	8,206

Minority interest in subsidiaries	32	790
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31 and June 30, 2003	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 426,959,080 and 352,436,375 issued and outstanding as of December 31 and June 30, 2003, respectively	4	4
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of December 31 and June 30, 2003	6	6
Additional paid-in capital	15,080	12,780
Retained earnings and accumulated other comprehensive income	2,248	1,513

Total shareholders’ equity	17,338	14,303

Total liabilities and shareholders’ equity	$31,384	$23,299

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2003	2002
Operating activities:
Net income	$731	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	92
Amortization of cable distribution investments	63	63
Equity (earnings) losses of affiliates and distributions	(2)	13
Minority interest in subsidiaries	3	7
Other, net	(19)	—
Deferred income taxes	110	180
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(824)	(1,029)
Filmed entertainment and television programming costs, net	(428)	(265)
Accounts payable and accrued liabilities	15	205
Participations, residuals and royalties payable and other liabilities	185	395

Net cash (used in) provided by operating activities	(80)	158

Investing activities:
Acquisitions, net of cash acquired	(5)	(430)
Investments in and acquisition of interests in equity affiliates	(73)	(87)
Other investments	(30)	(9)
Purchases of property and equipment, net of acquisitions	(50)	(63)
Disposals of property and equipment	—	9

Net cash used in investing activities	(158)	(580)

Financing activities:
Borrowings	338	95
Repayment of borrowings	(276)	(947)
Increase (decrease) in Minority interest in subsidiaries	1	(1)
Decrease in Preferred Interests	(26)	(99)
Proceeds from the issuance of common stock	—	1,211
(Repayments to) advances from affiliates of News Corporation, net	170	177

Net cash provided by financing activities	207	436

Net (decrease) increase in cash and cash equivalents	(31)	14
Cash and cash equivalents, beginning of period	72	56

Cash and cash equivalents, end of period	$41	$70

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of December 31, 2003, held equity and voting interests in the Company of 82% and 97%, respectively.

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

Effective for the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” which requires quarterly disclosure about the method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and in accordance with its provisions, applies the intrinsic value method set forth in Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.”

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation - continued

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
	(in millions except per share data)
Net income, as reported	$330	$283	$731	$497
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(12)	(30)	(23)

Pro forma net income	$313	$271	$701	$474

Basic and diluted earnings per share:
As reported	$0.36	$0.32	$0.81	$0.58
Pro forma	$0.35	$0.31	$0.78	$0.55

Note 2 – Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
	(in millions)
Net income, as reported	$330	$283	$731	$497
Other comprehensive income:
Foreign currency translation adjustments	34	8	34	2

Total comprehensive income	$364	$291	$765	$499

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	December 31, 2003	June 30, 2003
	(in millions)
Filmed entertainment costs:
Films:
Released	$732	$733
Completed, not released	21	31
In production	614	603
In development or preproduction	86	52

	1,453	1,419

Television productions:
Released	430	481
In production	221	77

	651	558

Total filmed entertainment costs, less accumulated amortization	2,104	1,977
Television programming costs, less accumulated amortization	1,523	1,184

Total filmed entertainment and television programming costs, net	$3,627	$3,161

Note 4 – Borrowings

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The outstanding NM2 Preferred Interest of $762 million at June 30, 2003 was included in Minority interest in subsidiaries on the consolidated balance sheet of the Company and the related Preferred Payments were included in Minority interest in subsidiaries in the consolidated statement of operations. Tintagel’s outstanding indebtedness of $798 million at December 31, 2003 is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net in the unaudited consolidated condensed statement of operations. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

For the six months ended December 31, 2003, the Company borrowed $338 million and repaid $276 million under the NM2 credit facility. Borrowings under this facility cannot exceed $824.5 million and each advance is amortized over a nine-quarter period, other than advances after June 26, 2004, which amortize over a six-quarter period. The borrowing agreement with NM2, if not extended, will not allow any new borrowings after June 26, 2005 and any amounts outstanding will be amortized over six quarters.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 – Hughes Transaction

On December 22, 2003, News Corporation acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 19.8% interest in Hughes to News Corporation in exchange for approximately $3.1 billion in cash, and 28.6 million American Depositary Shares, each representing four News Corporation preferred limited voting ordinary shares (“News Corporation Preferred ADSs”), valued at approximately $800 million. News Corporation acquired 14.2% of Hughes from the former GM Class H common stockholders in exchange for approximately 102.1 million News Corporation Preferred ADSs valued at $2.9 billion. Immediately following the acquisition, News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum, and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 80.6% to approximately 82% while its voting power remained at approximately 97%. For financial reporting purposes, in accordance with Emerging Issues Task Force No. (“EITF”) 90-5, “Exchange of Ownership Interests between Entities under Common Control,” the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The increase to Investments in equity affiliates reflects the Company’s investment in Hughes and includes the excess of fair value over book value of the proportionate share of Hughes’ underlying net assets. The Company has not yet determined the final allocation of the excess to Hughes’ long-lived assets and as such no amortization has been recorded.

Summarized financial information for Hughes, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
	(in millions)
Revenues	$2,953	$2,451	$5,523	$4,645
Operating (loss) income	(113)	18	(36)	34
(Loss) income from continuing operations	(312)	220	(271)	231
Net (loss) income	(310)	113	(333)	99

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 – Other Acquisitions and Disposals

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (DMA) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141, “Business Combinations,” and 142, “Goodwill and Other Intangible Assets.”

In December 2003, Fox Sports Net, Inc. (“Fox Sports Net”), a subsidiary of the Company, sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate principal amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by Fox Sports Net. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the three months and six months ended December 31, 2003. (see Note 10)

In December 2003, the Company purchased a cable and satellite channel in Japan from News Corporation for net consideration of approximately $38 million based upon an independent valuation. At December 31, 2003, the net purchase price of $38 million, which excludes $12 million of cash acquired, is included in Due to affiliates of News Corporation and the net assets acquired have been recorded at News Corporation’s historical cost of $8 million with the excess $30 million of the purchase price accounted for as a reduction to retained earnings in accordance with EITF 90-5.

On October 10, 2003, the Company announced that it had reached an agreement in principle to sell the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The sale has been approved by Major League Baseball and is expected to close shortly, subject to customary closing conditions. The Company anticipates that this sale will result in an estimated loss of $16 million, which was recorded in Other, net in the Company’s results of operations for the period ended December 31, 2003 (see Note 10).

Under the proposed terms of the agreement, the gross purchase price for the sale of the Dodgers franchise and real estate assets is $421 million. The consideration will be comprised of (i) $225 million in cash, subject to adjustment, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments.

Note 7 – Other Postretirement Benefits Amendments

During the six months ended December 31, 2003, the Company amended certain plan provisions related to its medical postretirement benefits to implement cost controls in response to rising medical and prescription drug claim costs. The Company increased participant contributions and prescription co-payments for retirees under the plan effective January 1, 2004. In addition, effective July 1, 2004, the Company will increase the required years of service to be eligible for postretirement benefits. This amendment did not have a material impact on the financial condition and results of operations of the Company for the six months ended December 31, 2003, but did reduce the Company’s Accumulated Postretirement Benefit Obligation (“APBO”) by approximately $45 million. The impact of these plan changes and the amortization of the $45 million reduction in APBO will reduce our future net postretirement benefit cost. (See Note 11)

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information

The Company manages and reports its activities in four business segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, nine are affiliated with the UPN network and 25 with the FOX network;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operations in the United States.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income and Operating Income Before Depreciation and Amortization.

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,384	$1,338	$2,634	$2,221
Television Stations	571	593	1,089	1,107
Television Broadcast Network	860	749	1,254	1,173
Cable Network Programming	565	470	1,161	993

Total revenues	$3,380	$3,150	$6,138	$5,494

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

Management believes that Operating Income Before Depreciation and Amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating Income Before Depreciation and Amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results as operating performance is highly contingent on many factors, including customer tastes and preferences.

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002
	(in millions)		(in millions)
Operating Income Before Depreciation and Amortization:
Filmed Entertainment	$275	$274	$620	$392
Television Stations	289	320	526	544
Television Broadcast Network	(128)	(149)	(169)	(152)
Cable Network Programming	198	132	341	260

Total Operating Income Before Depreciation and Amortization	634	577	1,318	1,044

Amortization of cable distribution investments	(32)	(32)	(63)	(63)
Depreciation and amortization	(44)	(45)	(86)	(92)

Total operating income	558	500	1,169	889

Interest expense, net	(15)	(49)	(23)	(95)
Equity earnings (losses) of affiliates	(2)	(12)	5	(10)
Minority interest in subsidiaries	(1)	(7)	(3)	(16)
Other, net	(7)	—	19	—

Income before provision for income taxes	533	432	1,167	768
Provision for income tax expense on a stand-alone basis	(203)	(149)	(436)	(271)

Net income	$330	$283	$731	$497

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	For the three months ended December 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$275	$(15)	$—	$260
Television Stations	289	(13)	—	276
Television Broadcast Network	(128)	(5)	—	(133)
Cable Network Programming	198	(11)	(32)	155

Total	$634	$(44)	$(32)	$558

	For the three months ended December 31, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$274	$(14)	$—	$260
Television Stations	320	(15)	—	305
Television Broadcast Network	(149)	(5)	—	(154)
Cable Network Programming	132	(11)	(32)	89

Total	$577	$(45)	$(32)	$500

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	For the six months ended December 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$620	$(27)	$—	$593
Television Stations	526	(29)	—	497
Television Broadcast Network	(169)	(9)	—	(178)
Cable Network Programming	341	(21)	(63)	257

Total	$1,318	$(86)	$(63)	$1,169

	For the six months ended December 31, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$392	$(27)	$—	$365
Television Stations	544	(30)	—	514
Television Broadcast Network	(152)	(10)	—	(162)
Cable Network Programming	260	(25)	(63)	172

Total	$1,044	$(92)	$(63)	$889

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $190 million and $160 million for the three months ended December 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits generated primarily by the Filmed Entertainment segment of approximately $12 million and $5 million for the three months ended December 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $342 million and $320 million for the six months ended December 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits generated primarily by the Filmed Entertainment segment of approximately $32 million and $20 million for the six months ended December 31, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment.

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	As of December 31, 2003	As of June 30, 2003
	(in millions)
Total assets:
Filmed Entertainment	$5,082	$4,503
Television Stations	11,453	11,388
Television Broadcast Network	1,450	978
Cable Network Programming	5,077	4,870
Investments in equity affiliates	8,322	1,560

Total assets	$31,384	$23,299

Goodwill and Intangible assets, net:
Filmed Entertainment	$445	$445
Television Stations	10,049	10,050
Television Broadcast Network	—	—
Cable Network Programming	2,968	2,981

Total goodwill and intangible assets, net	$13,462	$13,476

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 – Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31 and June 30, 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guaranteed sports rights agreements for SportsChannel Chicago. SportsChannel Chicago has been notified of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of December 31, 2003, the remaining guarantee has been reduced to approximately $32 million and will expire on September 30, 2004.

Note 10 – Other, net

For the six months ended December 31, 2003, Other, net consisted of a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York and a gain on the sale of the Company’s interest in the SportsChannels of $9 million. These gains were offset by an estimated loss of $16 million on the sale of the Dodgers. (see Note 6)

Note 11 – Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. The adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company will adopt the provisions of FIN 46R in the quarter ended March 31, 2004.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which requires expanded financial statement disclosures for defined benefit plans. The interim disclosure requirements of SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company will provide the additional required disclosures in the interim financial statements for the quarter ended March 31, 2004.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur. The Company has elected to defer the adoption of this FSP until further guidance is available. Therefore, the APBO and the net periodic postretirement benefit cost does not reflect the impact of the new law.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

In connection with the sale of The Health Network (“THN”) in June 2001, the Company retained a 10% carried interest in the newly formed entity, Discovery Health Network (“Discovery”). On December 29, 2003, the Company exercised its right to put its 10% carried interest to Discovery for the greater of $93 million or fair market value, as determined by an independent third party. Accordingly, the value of the interest has not yet been determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc., its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on April 10, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

Overview of our Business

The following discussion and analysis of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related Notes thereto included elsewhere herein. The Company is a diversified entertainment company which manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada and Europe, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, nine are affiliated with the UPN network and 25 with the FOX network;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

Feature film and television production and distribution are speculative businesses because the revenues derived from the production and distribution of a feature film or television series depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television with respect to feature films and syndication with respect to television series. The home entertainment market, more specifically DVDs, has emerged as a significant revenue stream in our Filmed Entertainment segment. In fiscal 2003, the Company’s DVD revenues rose approximately 40% over fiscal 2002 revenues to more than $1 billion.

Our television broadcast network is dependent upon the maintenance of affiliation agreements with third-party owned television stations, and there can be no assurance that such affiliation agreements will be renewed in the future on terms acceptable to us. The loss of a significant number of such affiliation arrangements could reduce the distribution of the Fox Broadcasting Company (“FOX”), thereby adversely affecting our ability to sell national advertising time. Similarly, our cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and DBS households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our cable networks, thereby adversely affecting such networks’ revenues from subscriber fees and advertising sales.

The Company derives substantial revenues from the sale of advertising time on our television broadcast network, television stations and cable networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues and operating results to decline significantly in any given period.

Program ratings for the Television Broadcasting Network and Cable Network Programming segments are factors that are weighed when deciding on the advertising rates and affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. At the Television Broadcast Network segment, excluding sports, FOX’s ratings were down for the first six months of fiscal year 2004 as compared to the first six months of fiscal 2003. The Company is focused on improving its programming lineup to maintain its share of the advertising market. The Company anticipates that American Idol 3 and My Big Fat Obnoxious Fiancé will improve ratings in the third quarter of fiscal 2004.

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, we may seek renewals on commercial terms. However, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks, or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by us and our affiliates, as it relates to FOX and Fox Sports Net, and could adversely affect our advertising revenues. In addition, our results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home entertainment sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical, home entertainment releases, the number of its original and returning television series that are aired by television networks and the number of its television series on off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

Television Stations and Television Broadcast Network. The two reportable television segments derive their revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by FOX and to national “spot” and local advertisers by the Company’s group of 35 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The sale of advertising time is affected by viewer demographics, program ratings and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues.

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

Use of Operating Income Before Depreciation and Amortization

Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles (“GAAP”). Operating Income Before Depreciation and Amortization does not reflect cash available to fund requirements and the items excluded from Operating Income Before Depreciation and Amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating Income Before Depreciation and Amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating Income Before Depreciation and Amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating Income Before Depreciation and Amortization, may not be indicative of future results as operating performance is highly contingent on many factors, including customer tastes and preferences.

The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating Income Before Depreciation and Amortization.

Results of Operations—Three months ended December 31, 2003 versus Three months ended December 31, 2002

The following table sets forth the Company’s operating results, by segment, for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

	For the three months ended December 31,
	2003	2002	Change	% Change
	(in millions, except % change)
Revenues (1):
Filmed Entertainment	$1,384	$1,338	$46	3%
Television Stations	571	593	(22)	(4)%
Television Broadcast Network	860	749	111	15%
Cable Network Programming	565	470	95	20%

Total revenues	$3,380	$3,150	$230	7%

Operating income (loss):
Filmed Entertainment	$260	$260	$—	—
Television Stations	276	305	(29)	(10)%
Television Broadcast Network	(133)	(154)	21	14%
Cable Network Programming	155	89	66	74%

Total operating income (loss)	558	500	58	12%

Interest expense, net	(15)	(49)	34	69%
Equity earnings (losses) of affiliates	(2)	(12)	10	83%
Minority interest in subsidiaries	(1)	(7)	6	86%
Other, net	(7)	—	(7)	**

Income before provision for income taxes	533	432	101	23%
Provision for income tax expense on a stand-alone basis	(203)	(149)	(54)	(36)%

Net income	$330	$283	$47	17%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$275	$274	$1	—
Television Stations	289	320	(31)	(10)%
Television Broadcast Network	(128)	(149)	21	14%
Cable Network Programming	198	132	66	50%

Total Operating Income Before Depreciation and Amortization	$634	$577	$57	10%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended December 31,
	2003	2002
	(in millions)
Gross Revenues	$3,412	$3,182
Amortization of cable distribution investments	(32)	(32)

Revenues	$3,380	$3,150

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the three months ended December 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$275	$(15)	$—	$260
Television Stations	289	(13)	—	276
Television Broadcast Network	(128)	(5)	—	(133)
Cable Network Programming	198	(11)	(32)	155

Total	$634	$(44)	$(32)	$558

	For the three months ended December 31, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$274	$(14)	$—	$260
Television Stations	320	(15)	—	305
Television Broadcast Network	(149)	(5)	—	(154)
Cable Network Programming	132	(11)	(32)	89

Total	$577	$(45)	$(32)	$500

Overview of Results of Operations. For the quarter ended December 31, 2003, the Company’s revenues increased $230 million from $3,150 million in the second quarter of fiscal 2003 to $3,380 million. This 7% increase was primarily due to revenue increases at the Television Broadcast Network and Cable Network Programming segments. Operating expenses increased approximately 8% for the quarter ended December 31, 2003 due to increased worldwide home entertainment manufacturing and marketing costs at the Filmed Entertainment segment, increased programming costs for Major League Baseball (“MLB”) at the Television Broadcast Network segment and higher average rights fees and more professional events at the Cable Network Programming segment. Selling, general and administrative expenses decreased approximately 6% as compared to the quarter ended December 31, 2002 due to the recovery of approximately $15 million of certain receivable claims against the Adelphia Communications Corporation (“Adelphia”). As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Depreciation and amortization expense was consistent with the corresponding period of the prior year. For the quarter ended December 31, 2003, Operating income and Operating Income Before Depreciation and Amortization increased $58 million to $558 million and $57 million to $634 million, respectively, from the corresponding period of the prior year. These increases were due to increased results at the Television Broadcast Network and Cable Network Programming segments.

Equity losses of affiliates of $2 million for the quarter ended December 31, 2003 improved $10 million from losses of $12 million from the corresponding period of the prior year. Improved results at National Geographic Channel – Domestic and Fox’s international channels contributed to this change.

Net income for the quarter ended December 31, 2003 was $330 million ($0.36 per share), an improvement of $47 million from $283 million ($0.32 per share) for the corresponding period of the prior year. This improvement was due to the increased operating results noted above for the quarter ended December 31, 2003 as compared to the corresponding period of the prior year.

Filmed Entertainment. For the three months ended December 31, 2003, revenues at the Filmed Entertainment segment increased from $1,338 million for the second quarter of fiscal 2003 to $1,384 million, or 3%. This increase was primarily due to higher home entertainment revenues including the strong worldwide performances of X-2: X-Men United and The Simpsons, the strong international performance of 24, and the domestic performances of League of Extraordinary Gentlemen, 28 Days Later, Family Guy and Buffy the Vampire Slayer. The corresponding period of the prior year included the worldwide home entertainment performance of Ice Age. In addition, there was improved performance from various library titles on DVD as compared to the corresponding period of the prior year. The current quarter including marketing costs related to domestic theatrical releases including Cheaper by the Dozen, Stuck on You and Master and Commander: The Far Side of the World. The corresponding period of the prior year included the releases of Drumline, Brown Sugar, Transporter, and Solaris. For the quarter ended December 31, 2003, the Filmed Entertainment segment reported Operating income of $260 million, which was consistent with the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $274 million for the second quarter of fiscal 2003 to $275 million for the quarter ended December 31, 2003. Higher home entertainment marketing and manufacturing costs directly related to the revenue increases noted above and an increase in marketing costs associated with the increase in second quarter widely distributed theatrical releases offset the revenue increases noted above.

Television Stations. For the three months ended December 31, 2003, the Television Stations segment’s revenues decreased to $571 million from $593 million in the corresponding period of the prior year. Total television advertising spending in the 26 markets of the Company’s O&O’s declined an estimated 7% versus the prior year primarily due to non-recurring political advertisements as compared to the second quarter of fiscal 2003. The Company’s O&Os revenues decreased $22 million or 4% due to fewer political advertisements, which were partially offset by increased revenues received from the automotive and financial institution categories. The Company’s O&Os generated gains in market share for the quarter primarily due to strong sales for the MLB post season. For the three months ended December 31, 2003, the Television Stations segment reported Operating income of $276 million, which was a decrease of $29 million, or 10% from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization decreased by $31 million to $289 million from $320 million. These decreases are due to the revenue decreases noted above.

Television Broadcast Network. For the three months ended December 31, 2003, the Television Broadcast Network’s revenues increased $111 million to $860 million from $749 million from the corresponding period of the prior year. This 15% increase was primarily due to an increased number of games televised and improved performance of the MLB post season. The MLB post season experienced strong ratings and pricing due to the participation of the Boston Red Sox in the American League Championship Series and the Chicago Cubs in the National League Championship Series. Also contributing to the increase in advertising revenue was higher pricing for National Football League (“NFL”) broadcasts. Operating losses for the Television Broadcast Network segment improved $21 million to a loss of $133 million from a loss of $154 million from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization improved $21 million to a loss of $128 million from a loss of $149 million from the corresponding period of the prior year. The improvement in operating losses was driven by the revenue increases noted above partially offset by higher programming costs for the MLB and NFL, and the timing of promotional expenses for the launch of the fall prime time series.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $95 million or approximately 20% from $470 million to $565 million for the three months ended December 31, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Revenues from Fox News Channel (“Fox News”), FX Network (“FX”), Speed Channel (“Speed”) and the majority-owned regional sports networks (“RSNs”) increased 22%, 17%, 27%, and 15%, respectively, from the corresponding period of the prior year.

At Fox News, advertising revenues increased 28% due to increased national pricing, partially offset by lower national advertising sell-out. Affiliate revenue also increased by 3% due to an increase in subscribers versus the corresponding period of the prior year, which was partially offset by a 7% increase in amortization of cable distribution investments. At December 31, 2003, Fox News reached approximately 85 million Nielsen households, an increase of 4% over the corresponding period of the prior year.

At FX, advertising revenues increased 31% from the corresponding period of the prior year due to higher ratings and improved pricing and sell-out. Affiliate revenues increased 7% from the corresponding period of the prior year, reflecting an increase in subscribers and average per subscriber rates as well as a 3% decrease in amortization of cable distribution investments. As of December 31, 2003, FX reached approximately 83 million Nielsen households, a 4% increase over the corresponding period of the prior year.

At the RSNs, advertising revenues increased 19% primarily due to more National Hockey League (“NHL”) and National Basketball Association (“NBA”) events related to new sports rights agreements and improved news and collegiate advertising sales. Affiliate revenues increased 14% over the prior year primarily from an increase in DBS subscribers and higher average per subscriber rates.

The Cable Network Programming segment reported Operating income of $155 million, an increase of $66 million from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased $66 million to $198 million from $132 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above as well as the recovery of approximately $15 million of certain receivable claims against Adelphia. As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Partially offsetting these improvements were higher expenses for talent and programming enhancements at Fox News, increased programming costs at Speed, and higher average rights fees and more professional events at the RSNs.

Interest expense, net. Interest expense, net decreased $34 million for the three months ended December 31, 2003 from $49 million to $15 million primarily due to a reduction in average amounts Due to affiliates of News Corporation resulting from repayments.

Equity earnings (losses) of affiliates. The Company’s share of National Geographic Channel-Domestic’s loss was $5 million for the three months ended December 31, 2003, as compared to a loss of $7 million in the corresponding period of the prior year. Affiliate and advertising revenues increased due to a significant growth in distribution. As of December 31, 2003, National Geographic Channel-Domestic reached approximately 47 million Nielsen households, a 27% increase over the corresponding period of the prior year. Partially offsetting these improvements were higher programming and marketing costs from a continued investment in improved programming. The Company’s share of its international channels improved $5 million for the three months ended December 31, 2003 primarily due to revenue growth and lower sports programming costs in Latin America.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $6 million from an expense of $7 million for the three months ended December 31, 2002 to an expense of $1 million for the three months ended December 31, 2003 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See Liquidity and Capital Resources.)

Other, net. Other, net was a loss of $7 million for the quarter ended December 31, 2003, due to an estimated loss of $16 million on the sale of the Los Angeles Dodgers (“Dodgers”), which was partially offset by a $9 million gain on the sale of the Company’s interests in the SportsChannels.

Income tax on a stand-alone basis. The effective tax rate for the second quarter of fiscal 2004 was 38.1% as compared to the effective tax rate of 34.5% from the corresponding period of the prior year. The effective tax rate for the second quarter of fiscal 2004 was higher than the U.S. statutory rate principally because of the effect of increased state income taxes.

Results of Operations—Six months ended December 31, 2003 versus Six months ended December 31, 2002

The following table sets forth the Company’s operating results, by segment, for six months ended December 31, 2003 as compared to the six months ended December 31, 2002.

	For the six months ended December 31,
	2003	2002	Change	% Change
	(in millions, except % change)
Revenues (1):
Filmed Entertainment	$2,634	$2,221	$413	19%
Television Stations	1,089	1,107	(18)	(2)%
Television Broadcast Network	1,254	1,173	81	7%
Cable Network Programming	1,161	993	168	17%

Total revenues	$6,138	$5,494	$644	12%

Operating income (loss):
Filmed Entertainment	$593	$365	$228	62%
Television Stations	497	514	(17)	(3)%
Television Broadcast Network	(178)	(162)	(16)	(10)%
Cable Network Programming	257	172	85	49%

Total operating income (loss)	1,169	889	280	31%

Interest expense, net	(23)	(95)	72	76%
Equity earnings (losses) of affiliates	5	(10)	15	150%
Minority interest in subsidiaries	(3)	(16)	13	81%
Other, net	19	—	19	**

Income before provision for income taxes	1,167	768	399	52%
Provision for income tax expense on a stand-alone basis	(436)	(271)	(165)	(61)%

Net income	$731	$497	$234	47%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$620	$392	$228	58%
Television Stations	526	544	(18)	(3)%
Television Broadcast Network	(169)	(152)	(17)	(11)%
Cable Network Programming	341	260	81	31%

Total Operating Income Before Depreciation and Amortization	$1,318	$1,044	$274	26%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the six months ended December 31,
	2003	2002
	(in millions)
Gross Revenues	$6,201	$5,557
Amortization of cable distribution investments	(63)	(63)

Revenues	$6,138	$5,494

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the six months ended December 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$620	$(27)	$—	$593
Television Stations	526	(29)	—	497
Television Broadcast Network	(169)	(9)	—	(178)
Cable Network Programming	341	(21)	(63)	257

Total	$1,318	$(86)	$(63)	$1,169

	For the six months ended December 31, 2002
	Operating Income Before Depreciation and Amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$392	$(27)	$—	$365
Television Stations	544	(30)	—	514
Television Broadcast Network	(152)	(10)	—	(162)
Cable Network Programming	260	(25)	(63)	172

Total	$1,044	$(92)	$(63)	$889

Overview of Results of Operations. For six months ended December 31, 2003, the Company’s revenues increased $644 million from $5,494 million for the six months ended December 31, 2002 to $6,138 million. This 12% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 10% for the six months ended December 31, 2003 due to increased home entertainment manufacturing and marketing costs at the Filmed Entertainment segment and increased sports programming costs for the MLB at the Television Broadcast Network segment. These increases were offset by a decrease in theatrical releasing costs at the Filmed Entertainment segment. Selling, general and administrative expenses decreased approximately 4% as compared to the six months ended December 31, 2002 due to the recovery of approximately $15 million of certain receivable claims against Adelphia. As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Depreciation and amortization expense decreased $6 million from the corresponding period of the prior year. For the six months ended December 31, 2003, Operating income and Operating Income Before Depreciation and Amortization increased $280 million to $1,169 million and $274 million to $1,318 million, respectively, from the corresponding period of the prior year. These increases were due to higher results at the Filmed Entertainment and Cable Network Programming segments.

Equity earnings of affiliates of $5 million for the six months ended December 31, 2003 improved $15 million from a loss of $10 million from the corresponding period of the prior year. This improvement was primarily related to improved results at National Geographic Channel-Domestic and Fox’s international channels.

Net income for the six months ended December 31, 2003 was $731 million ($0.81 per share), an improvement of $234 million from $497 million ($0.58 per share) from the corresponding period of the prior year. This improvement was due to the increased operating results noted above for the six months ended December 31, 2003 as compared to the corresponding period of the prior year.

Filmed Entertainment. For the six months ended December 31, 2003, revenues at the Filmed Entertainment segment increased from $2,221 million to $2,634 million, or 19%. This increase was primarily due to higher worldwide home entertainment revenues reflecting the strong worldwide performances of X-2: X-Men United, Daredevil, The Simpsons, Phone Booth and 24, and improved performance from various library titles on DVD as compared to the corresponding period of the prior year. Prior year home entertainment titles included the success of Ice Age, Shallow Hal, Like Mike, and Behind Enemy Lines. In addition, a new syndication agreement for M*A*S*H and increased domestic pay television and international free television revenues, due to a stronger film lineup and more feature films available, contributed higher revenues. Worldwide theatrical revenues decreased primarily due to fewer theatrical releases as compared to the corresponding period of the prior year. Current year theatrical releases included Cheaper By the Dozen, Master & Commander: The Far Side of the World, Stuck on You, and League of Extraordinary Gentlemen. Prior year theatrical releases included Drumline, Transporter, Brown Sugar, Road to Perdition, Like Mike, One Hour Photo, Banger Sisters, and Minority Report. For the six months ended December 31, 2003, the Filmed Entertainment segment reported Operating income of $593 million as compared to $365 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $392 million to $620 million as compared to the corresponding period of the prior year. These improvements were due to the revenue increases noted above and reduced theatrical marketing costs associated with fewer theatrical releases in the first six months of fiscal 2004, partially offset by increased home entertainment marketing and manufacturing costs directly associated with the increase in worldwide home entertainment revenues.

Television Stations. For the six months ended December 31, 2003, the Television Stations segment’s revenues decreased to $1,089 million from $1,107 million from the corresponding period of the prior year. Total television advertising spending in the 26 markets of the Company’s O&O’s declined an estimated 4% versus the prior year primarily due to non-recurring political advertisements as compared to the corresponding period of the prior year. The Television Stations segments’ revenues decreased $18 million due to fewer political advertisements, which were partially offset by increased revenues received from the automotive and financial institutions categories. The decrease of the overall advertising market, the Company’s strong sales for the MLB regular and post seasons as well as the telecast of the Emmy Awards, which were not telecast on FOX in the prior year contributed to the Company’s O&Os generating record market share. These increases were partially offset by the non-renewal of the local Boston Red Sox broadcasts in the Boston market and the finale of American Idol, which was telecast on FOX in the corresponding period of the prior year. For the six months ended December 31, 2003, the Television Stations segment reported operating income of $497 million, a decrease of $17 million from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization decreased by $18 million to $526 million from $544 million. These decreases were due to the revenue decreases noted above.

Television Broadcast Network. For the six months ended December 31, 2003, the Television Broadcast Network’s revenues increased $81 million to $1,254 million from $1,173 million from the corresponding period of the prior year. This 7% increase was primarily due to an increased number of games televised and improved performance of the MLB post season. The MLB post season experienced strong ratings and pricing due to the participation of the Boston Red Sox in the American League Championship Series and the Chicago Cubs in the National League Championship Series. Also contributing to the increase in advertising revenue were the telecast of the Emmy Awards, which were not telecast on FOX in the prior year, and higher pricing for NFL broadcasts. Offsetting these increases were ratings decreases for prime time programming due primarily to the absence of American Idol, which was telecast in the corresponding period of the prior year. Operating losses for the Television Broadcast Network segment increased $16 million to a loss of $178 million and Operating Income Before Depreciation and Amortization increased $17 million to a loss of $169 million compared to the corresponding period of the prior year. Increased sports programming costs primarily for the MLB as well as the NFL and higher prime time programming costs offset the revenue gains noted above.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $168 million or approximately 17% from $993 million to $1,161 million for the six months ended December 31, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Revenues from Fox News, FX, Speed and the RSNs increased 24%, 10%, 28%, and 14%, respectively, from the prior year.

At Fox News, advertising revenues increased 31% due to an increase in national pricing. Affiliate revenue increased 3%, due to an increase in subscribers versus the corresponding period of prior year, partially offset by a 6% increase in amortization of cable distribution investments. As of December 31, 2003, Fox News reached approximately 85 million Nielsen households, an increase of 4% over the corresponding period of the prior year.

At FX, advertising revenues increased 14% from the corresponding period of the prior year due to higher ratings and improved pricing. Affiliate revenues increased 8% from the corresponding period of the prior year, reflecting an increase in subscribers and average per subscriber rates. As of December 31, 2003, FX reached approximately 83 million Nielsen households, a 4% increase over the corresponding period of the prior year.

At the RSNs, affiliate revenues increased 14% over the corresponding period of the prior year primarily from an increase in DBS subscribers and higher average per subscriber rates. Advertising revenues increased 13% primarily due to higher pricing per game for MLB telecasts resulting from an improved sports advertising market, more NHL and NBA events related to new sports rights agreements and improved news and collegiate advertising sales.

The Cable Network Programming segment reported Operating income of $257 million, an increase of $85 million from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased $81 million to $341 million from $260 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above as well as the recovery of approximately $15 million of certain receivable claims against Adelphia. As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Partially offsetting these improvements were higher average rights fees for professional events and an increased number of games at the RSNs, higher expenses for talent and programming enhancements at Fox News, and higher programming costs at FX and Speed.

Interest expense, net. Interest expense, net decreased $72 million for the six months ended December 31, 2003 from $95 million to $23 million primarily due to a reduction in average amounts Due to affiliates of News Corporation resulting from repayments.

Equity earnings (losses) of affiliates. The Company’s share of National Geographic Channel-Domestic’s loss was $7 million for the six months ended December 31, 2003, as compared to a loss of $13 million in the corresponding period of the prior year. Affiliate and advertising revenues increased due to a significant growth in distribution. As of December 31, 2003, National Geographic Channel-Domestic reached approximately 47 million Nielsen households, a 27% increase over the corresponding period of the prior year. Partially offsetting these improvements were higher programming and marketing costs from a continued investment in improved programming. The Company’s share of its international channels improved $7 million for the six months ended December 31, 2003 primarily due to revenue growth and lower sports programming costs in Latin America.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $13 million from an expense of $16 million for the six months ended December 31, 2002 to an expense of $3 million for the for the six months ended December 31, 2003 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See Liquidity and Capital Resources.)

Other, net. Other, net was a gain of $19 million for the six months ended December 31, 2003 due to a gain of $9 million on the sale of the Company’s interests in the SportsChannels as well as a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York. These gains were partially offset by an estimated loss of $16 million on the sale of the Dodgers.

Income tax on a stand-alone basis. The effective tax rate for the second quarter of fiscal 2004 was 37.4% as compared to the effective tax rate of 35.3% from the corresponding period of the prior year. The effective tax rate for the second quarter of fiscal 2004 was higher than the U.S. statutory rate principally because of the effect of increased state income taxes.

Liquidity and Capital Resources

The Company’s principal sources of cash are internally generated funds, various film financing alternatives and borrowings from The News Corporation Limited (“News Corporation”) and its subsidiaries. As of December 31, 2003, News Corporation had consolidated cash and cash equivalents of $2.5 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash from operations, proceeds from the sale of certain assets and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact the Company’s cash flows from operations.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Sources and uses of cash

Net cash used in operating activities during the six months ended December 31, 2003 were $80 million as compared to net cash provided of $158 million for the corresponding period of the prior year. The Company traditionally experiences higher uses of cash during the first half of the fiscal year as compared to the second half of the fiscal year. This use of cash is primarily driven by higher accounts receivable due to the timing of home entertainment releases and higher filmed entertainment and television programming costs due to higher sports rights payments. Considering these facts, during the six months ended December 31, 2003, the Company made higher NFL rights payments, higher pension contributions, and higher income tax payments as compared to the corresponding period of the prior year. In addition, the Company had only one major home entertainment release in December 2003, X-2: X-Men United, as compared to two in December 2002, Star Wars Episode II and Ice Age, which resulted in less cash used to finance accounts receivables.

Net cash used in investing activities for the six months ended December 31, 2003 and 2002 were $158 million and $580 million, respectively. The current period included cash used for payments for cable distribution investments and funding of the investments in National Sports Partners (“NSP”) and Regency Television, as well as costs incurred related to the Hughes acquisition. The corresponding period of the prior year included the cash used for the acquisition of WPWR.

Net cash provided by financing activities for the six months ended December 31, 2003 and 2002 were $207 million and $436 million, respectively. The change in financing activities is primarily due to advances from affiliates of News Corporation. In the corresponding period of the prior year, the Company redeemed all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 in the amount of $947 million. In addition, in December 2002, the Company sold 50 million shares of Class A Common Stock for $1.2 billion in proceeds, which the Company then used to reduce obligations due to affiliates of News Corporation. In a non-cash transaction, the Company issued two notes to News Corporation in connection with the Hughes transaction (see description below).

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts paid in accordance with the Tax Sharing Agreement, which are included in Due to affiliates of News Corporation, were $277 million and $35 million during the six months ended December 31, 2003 and 2002, respectively. The higher payment for the six months ended December 31, 2003 is primarily due to the timing of payments in the corresponding period of the prior year and a significant increase in pre-tax income in the current year.

Issuances of Stock

On December 22, 2003, News Corporation acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 19.8% interest in Hughes to News Corporation in exchange for approximately $3.1 billion in cash, and 28.6 million American Depositary Shares, each representing four News Corporation preferred limited voting ordinary shares (“News Corporation Preferred ADSs”), valued at approximately $800 million. News Corporation acquired 14.2% of Hughes from the former GM Class H common stockholders in exchange for approximately 102.1 million News Corporation Preferred ADSs valued at $2.9 billion. Immediately following the acquisition, News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum, and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 80.6% to approximately 82% while its voting power remained at approximately 97%. For financial reporting purposes, in accordance with Emerging Issues Task Force No. 90-5, “Exchange of Ownership Interests between Entities under Common Control,” the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Debt Instruments, Guarantees and Related covenants

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

Public Debt

In June 2002, the Company and its subsidiary, Fox Sports Networks, LLC, (“Fox Sports Networks”) irrevocably called for redemption all of the outstanding 9 3/4% Senior Discount Notes due 2007 and all of the outstanding 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in the amount of $942 million in August 2002.

New Millennium II

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The outstanding NM2 Preferred Interest of $762 million at June 30, 2003 was included in Minority interest in subsidiaries on the consolidated balance sheet of the Company and the related Preferred Payments were included in Minority interest in subsidiaries in the consolidated statement of operations. Tintagel’s outstanding indebtedness of $798 million at December 31, 2003 is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net in the unaudited consolidated condensed statement of operations. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

The Company funds the distribution of motion pictures by borrowing under commercial paper facilities in an aggregate amount of up to $824.5 million supported by a bank back-up liquidity facility in the same amount (the “Facility”).

Advances for each new film are amortized over a nine-quarter amortization schedule. Advances made in respect of films transferred during the last year of the transfer term are amortized over six quarters. Interest on the Facility is due monthly and is calculated as a blended rate of the commercial paper/back-up facility rate.

If the Company fails to make an interest or principal payment or if News Corporation’s public debt rating falls below investment grade then $425 million of the total principal outstanding becomes due immediately and no further draw downs may be made. The balance of the facility would be payable to the extent of future gross receipts from films that had been financed under the facility.

For the six months ended December 31, 2003, the Company borrowed $338 million and repaid $276 million under the NM2 credit facility. Borrowings under this facility cannot exceed $824.5 million and each advance is amortized over a nine-quarter period, other than advances after June 26, 2004, which amortize over a six-quarter period. The borrowing agreement with

NM2, if not extended, will not allow any new borrowings after June 26, 2005 and any amounts outstanding will be amortized over six quarters.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31 and June 30, 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2003, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guaranteed sports rights agreements for SportsChannel Chicago. SportsChannel Chicago has been notified of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of December 31, 2003, the remaining guarantee has been reduced to approximately $32 million and will expire on September 30, 2004.

Ratings of News Corporation Public Debt

During December 2003, Fitch Ratings assigned News Corporation a BBB- senior unsecured debt rating. Fitch assigned this rating class because of News Corporation’s stronger financial performance and capital structure. Fitch describes News Corporation’s ratings outlook as positive. At December 31, 2003, News Corporation’s debt ratings from Moody’s (Ba 1 for subordinated notes and Baa 3 for senior unsecured notes) and Standard & Poors (BBB-) for the debt guaranteed by the Company and others were within the investment grade scale.

Cash Management and Financing

Pursuant to the Master Intercompany Agreement, the Company may utilize the worldwide treasury and cash management function, including the use of bank overdraft facilities, of News Corporation and its subsidiaries, subject to certain limitations. In addition, the Company’s cash balances are available to News Corporation and its subsidiaries. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not exceeding News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement. At June 30, 2003, the intercompany interest rate approximated 8%. The Company and News Corporation further agreed that intercompany cash balances shall be payable on June 30, 2008, or such later date as the Company and News Corporation agree.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. The adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company will adopt the provisions of FIN 46R in the quarter ended March 31, 2004.

In December 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which requires expanded financial statement disclosures for defined benefit plans. The interim disclosure requirements of SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company will provide the additional required disclosures in the interim financial statements for the quarter ended March 31, 2004.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur. The Company has elected to defer the adoption of this FSP until further guidance is available. Therefore, the APBO and the net periodic postretirement benefit cost does not reflect the impact of the new law.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options to minimize its limited exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Koruna, the South African Rand, the British Pound Sterling, the Moroccan Dirham and the Euro. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges.

At December 31, 2003, the notional amount of financial instruments with exposure to foreign currency risk was approximately $51 million and the net unrealized gain was approximately $3 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6 million. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such gains or losses largely would be offset by corresponding decreases or increases, respectively, in the U.S. Dollar value of future foreign currency obligations.

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

On November 25, 2003, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended June 30, 2004 was ratified. Votes for the election of directors of the Company were as follows: for K. Rupert Murdoch, 5,743,957,016 votes for and 59,772,347 votes against; for Peter Chernin, 5,743,942,146 votes for and 59,787,217 votes against; for Lachlan K. Murdoch, 5,746,682,485 votes for and 57,046,878 votes against; for David F. DeVoe, 5,746,751,065 votes for and 56,978,298 votes against; for Arthur M. Siskind, 5,746,719,423 votes for and 57,009,940 votes against; for Christos M. Cotsakos, 5,791,302,209 votes for and 12,427,154 votes against; for Thomas W. Jones, 5,792,450,996 votes for and 11,278,367 votes against; and for Peter J. Powers, 5,792,430,082 votes for and 11,299,281 votes against. There were 5,799,896,329 votes in favor of the appointment of Ernst & Young LLP as the independent public accountants of the Company with 3,810,962 votes against, and 22,072 abstentions.

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed by the Company during the Company’s second fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed November 5, 2003 relating to the earnings announcement by Fox Entertainment Group, Inc. of its financial results for the First Quarter ended September 30, 2003.

(ii)	Current Report on Form 8-K of the registrant filed December 22, 2003 relating to the announcement by The News Corporation Limited, General Motors Corporation and Hughes Electronics Corporation of the receipt of regulatory clearance from the Federal Communication Commission for the purchase of a 34% interest in Hughes Electronics Corporation.

(iii)	Current Report on Form 8-K of the registrant filed December 29, 2003 relating to the announcement of The News Corporation Limited of its acquisition of a 34% interest in Hughes Electronics Corporation and the transfer of that interest to the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2004	FOX ENTERTAINMENT GROUP, INC.

	By:	/S/ DAVID F. DEVOE

David F. DeVoe
Senior Executive Vice President and Chief Financial Officer