Form 10-Q
period 2004-03-31
FOX ENTERTAINMENT GROUP INC
filed 2004-05-10
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________

Commission file number 1-14595

FOX ENTERTAINMENT GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4066193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2004, 426,959,080 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
Revenues	$2,840	$2,707	$8,978	$8,201
Expenses:
Operating	1,895	1,882	6,170	5,764
Selling, general and administrative	322	314	930	945
Depreciation and amortization	41	47	127	139

Operating income	582	464	1,751	1,353
Other income (expense):
Interest expense, net	(75)	(25)	(98)	(120)
Equity earnings (losses) of affiliates	(26)	(8)	(21)	(18)
Minority interest in subsidiaries	(1)	(5)	(4)	(21)
Other, net	—	—	19	—

Income before provision for income taxes	480	426	1,647	1,194
Provision for income tax expense on a stand-alone basis	(181)	(150)	(617)	(421)

Net income	$299	$276	$1,030	$773

Basic and diluted earnings per share	$0.31	$0.31	$1.11	$0.88

Basic and diluted weighted average number of common equivalent shares outstanding	974	900	926	875

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions except share and per share amounts)

	As of March 31, 2004	As of June 30, 2003
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$127	$72
Accounts receivable, net	2,659	2,647
Filmed entertainment and television programming costs, net	3,528	3,161
Investments in equity affiliates	8,305	1,560
Property and equipment, net	1,270	1,464
Intangible assets, net	8,456	8,663
Goodwill, net	4,765	4,813
Other assets and investments	1,201	919

Total assets	$30,311	$23,299

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,572	$1,665
Participations, residuals and royalties payable	1,361	1,141
Television programming rights payable	1,269	1,397
Deferred revenue	364	449
Borrowings	742	—
Deferred income taxes	2,074	2,053
Other liabilities	845	797

	8,227	7,502
Due to affiliates of News Corporation	4,438	704

Total liabilities	12,665	8,206

Minority interest in subsidiaries	7	790
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2004 and June 30, 2003	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 426,959,080 and 352,436,375 issued and outstanding as of March 31, 2004 and June 30, 2003, respectively	4	4
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of March 31, 2004 and June 30, 2003	6	6
Additional paid-in capital	15,080	12,780
Retained earnings and accumulated other comprehensive income	2,549	1,513

Total shareholders’ equity	17,639	14,303

Total liabilities and shareholders’ equity	$30,311	$23,299

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2004	2003
Operating activities:
Net income	$1,030	$773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	139
Amortization of cable distribution investments	94	94
Equity (earnings) losses of affiliates and distributions	35	23
Minority interest in subsidiaries	4	8
Other, net	(19)	—
Deferred income taxes	78	170
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(108)	(159)
Filmed entertainment and television programming costs, net	(468)	(182)
Accounts payable and accrued liabilities	(23)	(70)
Participations, residuals and royalties payable and other liabilities	205	205

Net cash provided by operating activities	955	1,001

Investing activities:
Acquisitions, net of cash acquired	(8)	(424)
Investments in and acquisition of interests in equity affiliates	(107)	(116)
Other investments	(40)	(23)
Purchases of property and equipment, net of acquisitions	(83)	(114)
Proceeds from sale of business	150	—
Disposals of property and equipment	9	9

Net cash used in investing activities	(79)	(668)

Financing activities:
Borrowings	419	95
Repayment of borrowings	(413)	(947)
Decrease in Minority interest in subsidiaries	(1)	(3)
Decrease in Preferred Interests	(26)	(159)
Proceeds from the issuance of common stock	—	1,211
(Repayments to) advances from affiliates of News Corporation, net	(800)	(523)

Net cash used in financing activities	(821)	(326)

Net increase in cash and cash equivalents	55	7
Cash and cash equivalents, beginning of period	72	56

Cash and cash equivalents, end of period	$127	$63

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of March 31, 2004, held equity and voting interests in the Company of 82% and 97%, respectively.

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

Certain prior year amounts have been reclassified to conform to fiscal 2004 presentation.

Effective for the third quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” which requires quarterly disclosure about the method of accounting for stock-based employee compensation and the effect on reported results. The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and in accordance with its provisions, applies the intrinsic value method set forth in Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.”

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

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions except per share data)
Net income, as reported	$299	$276	$1,030	$773
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(12)	(52)	(35)

Pro forma net income	$281	$264	$978	$738

Basic and diluted earnings per share:
As reported	$0.31	$0.31	$1.11	$0.88
Pro forma	$0.29	$0.29	$1.06	$0.84

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 – Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions)
Net income, as reported	$299	$276	$1,030	$773
Other comprehensive income:
Foreign currency translation adjustments	2	7	36	9

Total comprehensive income	$301	$283	$1,066	$782

Note 3 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	March 31, 2004	June 30, 2003
	(in millions)
Filmed entertainment costs:
Films:
Released	$686	$733
Completed, not released	27	31
In production	738	603
In development or preproduction	46	52

	1,497	1,419

Television productions:
Released	466	481
In production	136	77

	602	558

Total filmed entertainment costs, less accumulated amortization	2,099	1,977
Television programming costs, less accumulated amortization	1,429	1,184

Total filmed entertainment and television programming costs, net	$3,528	$3,161

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 – Borrowings

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The outstanding NM2 Preferred Interest of $762 million at June 30, 2003 was included in Minority interest in subsidiaries on the consolidated balance sheet of the Company and the related Preferred Payments were included in Minority interest in subsidiaries in the consolidated statement of operations. Tintagel’s outstanding indebtedness of $742 million at March 31, 2004 is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net in the unaudited consolidated condensed statement of operations. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

For the nine months ended March 31, 2004, the Company borrowed $419 million and repaid $413 million under the NM2 credit facility. Borrowings under this facility cannot exceed $824.5 million and each advance is amortized over a nine-quarter period, other than advances after June 26, 2005, which amortize over a six-quarter period. The borrowing agreement with NM2, if not extended, will not allow any new borrowings after June 26, 2006 and any amounts outstanding will be amortized over six quarters.

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

Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc. (“DTV”).

The increase to Investments in equity affiliates reflects the Company’s investment in DTV and includes the excess of fair value over the Company’s proportionate share of DTV’s underlying net assets as of December 22, 2003 as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DTV’s PanAmSat business and assets and its deferred subscriber acquisition costs. This excess is being preliminarily allocated to both finite-lived intangibles, which are being amortized, and to certain indefinite-lived intangibles and goodwill, which are not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future equity earnings recognized by the Company resulting from additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Equity earnings (losses) of affiliates would decrease by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 – Hughes Transaction-continued

Summarized financial information for DTV, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenues	$2,511	$2,062	$7,674	$6,390
Operating loss	(91)	(31)	(251)	(131)
Income (loss) from continuing operations before cumulative effect of accounting change	178	(72)	(120)	127
Net (loss) income	(639)	(51)	(971)	48

The Company’s share of the DTV results is after reflecting an initial determination of the fair value of DTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain transactions that were recognized by DTV as income and expense within its results during the quarter ended March 31, 2004. Such adjustments, including DTV’s gains on the sale of securities, charges related to the sale of its PanAmSat business and write-off of deferred subscriber acquisition costs in connection with DTV’s change of accounting, were previously recognized through the Company’s preliminary allocation of the investment. The Company’s resulting share of DTV’s losses was $15 million during the three months ended March 31, 2004, which includes $12 million from the amortization of certain finite-lived intangibles.

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

In December 2003, Fox Sports Net, Inc. (“Fox Sports Net”), a subsidiary of the Company, sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate principal amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by Fox Sports Net. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which is reflected in Other, net in the accompanying unaudited consolidated condensed statements of operations for the nine months ended March 31, 2004 (See Note 10).

In December 2003, the Company acquired News Broadcasting Japan, a cable and satellite channel in Japan, from News Corporation for net consideration of approximately $38 million based upon an independent valuation. The Company acquired this entity to expand its cable channel ownership. At December 31, 2003, the net purchase price of $38 million was included in Due to affiliates of News Corporation and the Company recorded the net assets acquired at News Corporation’s historical cost of $8 million. The excess $30 million of purchase price was recorded as a reduction to Retained earnings in accordance with EITF 90-5.

On February 13, 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets is $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments. Pending the final determination of contractual adjustments, the sale has resulted in an estimated pre-tax loss of $16 million, which was recorded in Other, net in the Company’s results of operations for the nine months ended March 31, 2004 (See Note 10).

In connection with the sale of The Health Network (“THN”) in June 2001, the Company retained a 10% carried interest in the newly formed entity, Discovery Health Network (“Discovery”). On December 29, 2003, the Company exercised its right to put its 10% carried interest to Discovery for $93 million.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits for the non-contributory pension plans are based primarily on an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with the Employee Retirement Income Security Act of 1974. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements and cover approximately 2,000 participants.

The components of net periodic benefit costs were as follows:

	Pension benefits		Postretirement benefits
	For the three months ended March 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$9	$7	$1	$3
Interest costs on projected benefit obligation	8	7	1	2
Expected return on plan assets	(7)	(6)	—	—
Amortization of deferred losses	5	1	1	1
Other	—	—	(2)	—

Net periodic costs	$15	$9	$1	$6

	Pension benefits		Postretirement benefits
	For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$27	$20	$6	$8
Interest costs on projected benefit obligation	24	21	5	5
Expected return on plan assets	(20)	(17)	—	—
Amortization of deferred losses	15	3	3	2
Other	(1)	(1)	(2)	(1)

Net periodic costs	$45	$26	$12	$14

Other Postretirement Benefits Amendments

During the nine months ended March 31, 2004, the Company amended certain plan provisions related to its medical postretirement benefits to implement cost controls in response to rising medical and prescription drug claim costs. The Company increased participant contributions and prescription co-payments for retirees under the plan effective January 1, 2004. In addition, effective July 1, 2004, the Company will increase the required years of service to be eligible for postretirement benefits. This amendment did not have a material impact on the financial condition and results of operations of the Company for the nine months ended March 31, 2004, but did reduce the Company’s Accumulated Postretirement Benefit Obligation (“APBO”) by approximately $45 million. As noted above, the impact of these plan changes and the amortization of the $45 million reduction in APBO will reduce our future net postretirement benefit cost (See Note 12).

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information

The Company manages and reports its activities in four business segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada, Europe and Asia, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income and Operating Income Before Depreciation and Amortization.

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,194	$1,171	$3,828	$3,392
Television Stations	490	463	1,579	1,570
Television Broadcast Network	576	558	1,830	1,731
Cable Network Programming	580	515	1,741	1,508

Total revenues	$2,840	$2,707	$8,978	$8,201

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

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Operating Income Before Depreciation and Amortization:
Filmed Entertainment	$237	$220	$857	$612
Television Stations	213	179	739	723
Television Broadcast Network	52	37	(117)	(115)
Cable Network Programming	152	106	493	366

Total Operating Income Before Depreciation and Amortization	654	542	1,972	1,586
Amortization of cable distribution investments	(31)	(31)	(94)	(94)
Depreciation and amortization	(41)	(47)	(127)	(139)

Total operating income	582	464	1,751	1,353
Interest expense, net	(75)	(25)	(98)	(120)
Equity earnings (losses) of affiliates	(26)	(8)	(21)	(18)
Minority interest in subsidiaries	(1)	(5)	(4)	(21)
Other, net	—	—	19	—

Income before provision for income taxes	480	426	1,647	1,194
Provision for income tax expense on a stand-alone basis	(181)	(150)	(617)	(421)

Net income	$299	$276	$1,030	$773

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	For the three months ended March 31, 2004
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income
	(in millions)
Filmed Entertainment	$237	$(14)	$—	$223
Television Stations	213	(12)	—	201
Television Broadcast Network	52	(5)	—	47
Cable Network Programming	152	(10)	(31)	111

Total	$654	$(41)	$(31)	$582

	For the three months ended March 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income
	(in millions)
Filmed Entertainment	$220	$(15)	$—	$205
Television Stations	179	(17)	—	162
Television Broadcast Network	37	(4)	—	33
Cable Network Programming	106	(11)	(31)	64

Total	$542	$(47)	$(31)	$464

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	For the nine months ended March 31, 2004
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income (Loss)
	(in millions)
Filmed Entertainment	$857	$(41)	$—	$816
Television Stations	739	(41)	—	698
Television Broadcast Network	(117)	(14)	—	(131)
Cable Network Programming	493	(31)	(94)	368

Total	$1,972	$(127)	$(94)	$1,751

	For the nine months ended March 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income (Loss)
	(in millions)
Filmed Entertainment	$612	$(42)	$—	$570
Television Stations	723	(47)	—	676
Television Broadcast Network	(115)	(14)	—	(129)
Cable Network Programming	366	(36)	(94)	236

Total	$1,586	$(139)	$(94)	$1,353

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $185 million and $170 million for the three months ended March 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating losses generated primarily by the Filmed Entertainment segment of approximately $8 million and $6 million for the three months ended March 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $527 million and $475 million for the nine months ended March 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits generated primarily by the Filmed Entertainment segment of approximately $24 million and $4 million for the nine months ended March 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment.

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	As of March 31, 2004	As of June 30, 2003
	(in millions)
Total assets:
Filmed Entertainment	$4,656	$4,503
Television Stations	11,267	11,388
Television Broadcast Network	1,257	978
Cable Network Programming	4,826	4,870
Investments in equity affiliates	8,305	1,560

Total assets	$30,311	$23,299

Goodwill and Intangible assets, net:
Filmed Entertainment	$445	$445
Television Stations	10,050	10,050
Television Broadcast Network	—	—
Cable Network Programming	2,726	2,981

Total goodwill and intangible assets, net	$13,221	$13,476

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 – Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of March 31, 2004 and June 30, 2003 was approximately $11 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of March 31, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guaranteed sports rights agreements for SportsChannel Chicago. SportsChannel Chicago has been notified by the team owners of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of March 31, 2004, the remaining guarantees have been reduced to approximately $22 million and will expire on September 30, 2004.

Note 10 – Other, net

For the nine months ended March 31, 2004, Other, net of $19 million consisted of a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York and a gain on the sale of the Company’s interest in the SportsChannels of $9 million. These gains were offset by an estimated loss of $16 million on the sale of the Dodgers (See Note 6).

Note 11 – Commitments

During the quarter ended March 31, 2004, the Company entered into new material agreements for television and sports programming rights in the amount of $802 million, which extend through fiscal year 2014.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12 – Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. The adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted the provisions of FIN 46R in the quarter ended March 31, 2004, which did not have a material impact on the Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which requires expanded financial statement disclosures for defined benefit plans. The interim disclosure requirements of SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has provided the additional required disclosures in the interim financial statements (See Note 7).

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur. The Company has elected to defer the adoption of this FSP until further guidance is available. Therefore, the APBO and the net periodic postretirement benefit cost do not reflect the impact of the new law.

Note 13- Subsequent Events

In April 2004, News Corporation announced that it would pursue a reorganization that would change News Corporation’s place of incorporation from Australia to the United States. The proposal is subject to court, shareholder and regulatory approval and the approval of News Corporation’s Board of Directors. News Corporation anticipates the completion of the proposed reorganization in the second quarter of fiscal year 2005. This reorganization is not expected to have an impact on the Company or the Company’s results.

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

Overview of our Business

The following discussion and analysis of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and the related Notes thereto included elsewhere herein. The Company is a diversified entertainment company which manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media primarily in the United States, Canada, Europe and Asia, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

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

Piracy continues to be a significant issue for the filmed entertainment industry, especially from online file sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken and will continue to take a variety of actions to combat piracy, both individually and together with industry associations.

The home entertainment market, more specifically DVDs, has emerged as the fastest growing revenue stream in the filmed entertainment industry. Industry analysts expect this growth to continue over the next several years. Consistent with industry trends, the Company’s DVD revenues rose approximately 47% for the nine months ended March 31, 2004 over the corresponding period of the prior year.

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

Program ratings for the Television Broadcasting Network and Cable Network Programming segments are factors that are weighed when deciding on the advertising rates and affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. At the Television Broadcast Network segment, excluding sports, FOX’s ratings were lower for the first nine months of fiscal year 2004 as compared to the first nine months of fiscal 2003. The Company is focused on improving its programming lineup to maintain its share of the advertising market. In June 2004, the Company will launch its new programming schedule as part of the Company’s strategy to provide year-round programming on FOX. The Company is launching new programming in June in an effort to improve ratings since the other networks do not launch new programming during the summer months and because the fall launch of FOX programming is delayed due to the completion of the Major League Baseball (“MLB”) season and post-season. At the Cable Network Programming segment, we continue to launch new and original programming and continue to examine opportunities to launch new Fox channels.

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, we may seek renewals on commercial terms. However, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks, or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by us and our affiliates, as it relates to FOX and the majority-owned regional sports networks (“RSNs”), and could adversely affect our advertising revenues. In addition, our results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

While the Company seeks to ensure compliance with federal indecency laws and related Federal Communications Commission (“FCC”) regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately deemed by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

Sources of Revenue

Filmed Entertainment. The Filmed Entertainment segment derives revenue from theatrical distribution, home entertainment sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical releases, home entertainment releases, the number of its original and returning television series that are aired by television networks and the number of its television series in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. Each motion picture is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

Results of Operations—Three months ended March 31, 2004 versus Three months ended March 31, 2003

The following table sets forth the Company’s operating results, by segment, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

	For the three months ended March 31,
	2004	2003	Change	% Change
	(dollars in millions)
Revenues (1):
Filmed Entertainment	$1,194	$1,171	$23	2%
Television Stations	490	463	27	6%
Television Broadcast Network	576	558	18	3%
Cable Network Programming	580	515	65	13%

Total revenues	$2,840	$2,707	$133	5%

Operating income:
Filmed Entertainment	$223	$205	$18	9%
Television Stations	201	162	39	24%
Television Broadcast Network	47	33	14	42%
Cable Network Programming	111	64	47	73%

Total operating income	582	464	118	25%

Interest expense, net	(75)	(25)	(50)	* *
Equity earnings (losses) of affiliates	(26)	(8)	(18)	* *
Minority interest in subsidiaries	(1)	(5)	4	80%

Income before provision for income taxes	480	426	54	13%
Provision for income tax expense on a stand-alone basis	(181)	(150)	(31)	(21)%

Net income	$299	$276	$23	8%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$237	$220	$17	8%
Television Stations	213	179	34	19%
Television Broadcast Network	52	37	15	41%
Cable Network Programming	152	106	46	43%

Total Operating Income Before Depreciation and Amortization	$654	$542	$112	21%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended March 31,
	2004	2003
	(in millions)
Gross revenues	$2,871	$2,738
Amortization of cable distribution investments	(31)	(31)

Revenues	$2,840	$2,707

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the three months ended March 31, 2004
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income
	(in millions)
Filmed Entertainment	$237	$(14)	$—	$223
Television Stations	213	(12)	—	201
Television Broadcast Network	52	(5)	—	47
Cable Network Programming	152	(10)	(31)	111

Total	$654	$(41)	$(31)	$582

	For the three months ended March 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income
	(in millions)
Filmed Entertainment	$220	$(15)	$—	$205
Television Stations	179	(17)	—	162
Television Broadcast Network	37	(4)	—	33
Cable Network Programming	106	(11)	(31)	64

Total	$542	$(47)	$(31)	$464

Overview of Results of Operations. For the quarter ended March 31, 2004, the Company’s revenues increased $133 million from $2,707 million in the third quarter of fiscal 2003 to $2,840 million. This 5% increase was primarily due to revenue increases at the Cable Network Programming segment. Operating expenses increased $13 million or 1% from the corresponding period of the prior year. Selling, general and administrative expenses increased approximately 3% as compared to the quarter ended March 31, 2003. Depreciation and amortization expense decreased 13% from the corresponding period of the prior year primarily due to the sale of the Los Angeles Dodgers (“Dodgers”). For the quarter ended March 31, 2004, Operating income and Operating Income Before Depreciation and Amortization increased $118 million to $582 million and $112 million to $654 million, respectively, from the corresponding period of the prior year. These increases were due to increased results at the Cable Network Programming and Television Stations segments.

Equity losses of affiliates of $26 million for the quarter ended March 31, 2004 increased $18 million from losses of $8 million from the corresponding period of the prior year. This increase is primarily due to the first time inclusion of the Company’s share of the results of The DIRECTV Group Inc. (“DTV”), which was acquired on December 22, 2003, and increased losses at Regional Programming Partners (“RPP”). These results were partially offset by improved results at Fox’s international cable channels and at the National Geographic Channel – Domestic.

Net income for the quarter ended March 31, 2004 was $299 million ($0.31 per share), an improvement of $23 million from $276 million ($0.31 per share) for the corresponding period of the prior year. This improvement was due to the increased operating results noted above partially offset by increased interest expense and increased equity losses of affiliates for the quarter ended March 31, 2004 as compared to the corresponding period of the prior year.

Filmed Entertainment. For the three months ended March 31, 2004, revenues at the Filmed Entertainment segment increased $23 million from $1,171 million for the third quarter of fiscal 2003 to $1,194 million, or 2%. This increase was primarily due to improved performance from various library titles on DVD and other ancillary markets as compared to the corresponding period of the prior year and an increase in worldwide home entertainment revenues of television titles. This increase is partially offset by a decrease in volume of new film release titles in the domestic home entertainment market and a lower volume of international theatrical product. New worldwide film DVD releases include League of Extraordinary Gentleman, Le Divorce, Thirteen, and The Order compared to the corresponding period of the prior year, which included One Hour Photo, Brown Sugar, Banger Sisters, Swimfan, The Good Girl and Road to Perdition. Television titles contributing to both periods include M*A*S*H, The Simpsons, Angel, and Buffy the Vampire Slayer. Domestic theatrical releases for the quarter included Catch That Kid and Welcome to Mooseport. Also positively contributing to the third quarter of fiscal 2004 was the Christmas release of Cheaper by The Dozen. The corresponding period of the prior year included Daredevil and Just Married. For the quarter ended March 31, 2004, the Filmed Entertainment segment reported Operating income of $223 million, a 9% increase from the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $220 million for the third quarter of fiscal 2003 to $237 million for the quarter ended March 31, 2004. These increases are primarily due to increases noted above and lower amortization of film costs primarily due to the decrease in new film release titles in the domestic home entertainment market and a lower volume of international theatrical product noted above.

Television Stations. For the three months ended March 31, 2004, the Television Stations segment’s revenues increased to $490 million from $463 million in the corresponding period of the prior year. Total television advertising spending in the 26 markets of the Company’s O&Os increased an estimated 6% over the prior year, primarily due to the non-recurring impact of the war in Iraq and an increase in political advertisements. The Company’s O&Os also experienced a 6% or $27 million increase in revenues primarily due to the non-recurring advertising pre-emptions from war coverage in the corresponding period of the prior year, increased advertisements from the automotive and financial institutions categories as well as increased political advertisements. The Company’s O&Os increased their market share for the quarter due to the strong performance of American Idol, strong local news sales and higher sales for the National Football League (“NFL”) post-season. For the three months ended March 31, 2004, the Television Stations segment generated Operating income of $201 million, a $39 million, or 24% increase from the corresponding period of the prior year. This increase is due to the revenue increases noted above and lower programming costs due to the completion of certain syndication contracts. Operating Income Before Depreciation and Amortization increased $34 million to $213 million from $179 million in the corresponding period of the prior year.

Television Broadcast Network. For the three months ended March 31, 2004, the Television Broadcast Network’s revenues increased $18 million to $576 million from $558 million from the corresponding period of the prior year. This 3% increase was primarily due to market driven pricing increases for prime time advertising sales and higher ratings and pricing for the NFL post-season, which was partially offset by a 15% decrease in prime time ratings due to the absence of the prior year performance of Joe Millionaire and decreased Sunday ratings. Also contributing to the improved results was the performance of American Idol, which continues to be one of the highest rated shows on network television. Operating income for the Television Broadcast Network segment increased $14 million from $33 million from the corresponding period of the prior year to $47 million. Operating Income Before Depreciation and Amortization increased $15 million from $37 million from the corresponding period of the prior year to $52 million. The increase in operating profits was driven by the revenue increases noted above, partially offset by increased programming costs for American Idol and the NFL post-season.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $65 million or approximately 13% from $515 million to $580 million for the three months ended March 31, 2004. This increase is due to improved results at most of the Cable Network Programming channels. Fox News Channel’s (“Fox News”), Speed Channel’s (“Speed”) and the RSNs’ revenues increased 31%, 13%, and 13%, respectively, over the prior year, while FX Network’s (“FX”) revenues decreased 3% from the prior year.

At Fox News, advertising revenues increased 46% due to increased advertising sales related to higher pricing and higher national advertising sell-out from the corresponding period of the prior year, which included pre-emptions associated with the war in Iraq. Affiliate revenues increased by 8% due to an increase in subscriber numbers versus the corresponding period of the prior year, partially offset by a 4% increase in amortization of cable distribution investments. As of March 31, 2004, Fox News reached approximately 86 million Nielsen households, a 5% increase over the prior year.

At the RSNs, advertising revenues increased 14% primarily due to additional National Hockey League (“NHL”) and National Basketball Association (“NBA”) events related to new sports rights agreements and the league schedules and improved news and collegiate advertising sales. Affiliate revenues increased 12% over the prior year primarily from an increase in DBS subscribers and higher average rate per subscriber and a decrease in the amortization of cable distribution investments.

At FX, for the three months ended March 31, 2004, affiliate revenues increased 3% from the prior year due to an increase in subscribers and average rates per subscriber, partially offset by an increase in the amortization of cable distribution investments. This increase in affiliate revenues was more than offset by a 10% decrease in advertising revenues from the corresponding period of the prior year. The 10% decrease in FX’s advertising revenues was primarily due to a decrease in the expected amount of viewers guaranteed to advertisers. As of March 31, 2004, FX reached approximately 84 million Nielsen households, a 5% increase over the prior year.

The Cable Network Programming segment reported Operating income of $111 million, an increase of $47 million from the corresponding period of the prior year. These improvements were primarily driven by the revenue increases noted above and higher prior year operating losses at the Dodgers, which was sold in February 2004. Partially offsetting these improvements were increased programming costs related to coverage of the Democratic debates and programming enhancements at Fox News, higher average rights fees and increased professional events at the RSNs as well as higher marketing expenses at FX. Operating Income Before Depreciation and Amortization increased $46 million to $152 million from $106 million in the prior year.

Interest expense, net. Interest expense, net increased $50 million for the three months ended March 31, 2004 from $25 million to $75 million primarily due to an increase in average amounts Due to affiliates of News Corporation resulting from the issuance of promissory notes to The News Corporation Limited (“News Corporation”) in connection with the DTV transaction.

Equity earnings (losses) of affiliates. Equity losses of affiliates of $26 million for the quarter ended March 31, 2004 increased $18 million from losses of $8 million from the corresponding period of the prior year. This increase is primarily due to the first time inclusion of the Company’s share of the results of DTV, which was acquired on December 22, 2003, and increased losses at RPP. These results were partially offset by improved results at Fox’s international cable channels and at the National Geographic Channel - Domestic.

The Company’s share of the DTV results is after reflecting an initial determination of the fair value of DTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain transactions that were recognized by DTV as income and expense within its earnings during the quarter ended March 31, 2004. Such adjustments, including DTV’s gains on the sale of securities, charges related to its PanAmSat business and write-off of deferred costs in connection with DTV’s change of accounting, were previously recognized through the Company’s preliminary allocation of the investment. The Company’s resulting share of DTV’s losses was $15 million during the three months ended March 31, 2004, which includes $12 million from amortization of certain finite-lived intangibles.

The Company’s share of RPP’s loss was $8 million for the three months ended March 31, 2004, as compared to a loss of $1 million in the prior year. This increased loss was primarily due to management and player charges at the Madison Square Garden division’s professional teams.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $4 million from an expense of $5 million for the three months ended March 31, 2003 to an expense of $1 million for the three months ended March 31, 2004 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See Liquidity and Capital Resources.)

Income tax on a stand-alone basis. The effective tax rate for the three months ended March 31, 2004 was 37.7% as compared to the effective tax rate of 35.2% in the corresponding period of the prior year. The effective tax rate for the three months ended March 31, 2004 was higher than the U.S. statutory rate principally because of the effect of increased state income taxes.

Results of Operations—Nine months ended March 31, 2004 versus Nine months ended March 31, 2003

The following table sets forth the Company’s operating results, by segment, for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.

	For the nine months ended March 31,
	2004	2003	Change	% Change
	(dollars in millions)
Revenues (1):
Filmed Entertainment	$3,828	$3,392	$436	13%
Television Stations	1,579	1,570	9	1%
Television Broadcast Network	1,830	1,731	99	6%
Cable Network Programming	1,741	1,508	233	15%

Total revenues	$8,978	$8,201	$777	9%

Operating income (loss):
Filmed Entertainment	$816	$570	$246	43%
Television Stations	698	676	22	3%
Television Broadcast Network	(131)	(129)	(2)	(2)%
Cable Network Programming	368	236	132	56%

Total operating income (loss)	1,751	1,353	398	29%

Interest expense, net	(98)	(120)	22	18%
Equity earnings (losses) of affiliates	(21)	(18)	(3)	(17)%
Minority interest in subsidiaries	(4)	(21)	17	81%
Other, net	19	—	19	* *

Income before provision for income taxes	1,647	1,194	453	38%
Provision for income tax expense on a stand-alone basis	(617)	(421)	(196)	(47)%

Net income	$1,030	$773	$257	33%

Other data:
Operating Income Before Depreciation and Amortization (2):
Filmed Entertainment	$857	$612	$245	40%
Television Stations	739	723	16	2%
Television Broadcast Network	(117)	(115)	(2)	(2)%
Cable Network Programming	493	366	127	35%

Total Operating Income Before Depreciation and Amortization	$1,972	$1,586	$386	24%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the nine months ended March 31,
	2004	2003
	(in millions)
Gross revenues	$9,072	$8,295
Amortization of cable distribution investments	(94)	(94)

Revenues	$8,978	$8,201

(2)	Operating Income Before Depreciation and Amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating Income Before Depreciation and Amortization. Since Operating Income Before Depreciation and Amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating Income Before Depreciation and Amortization by segment:

	For the nine months ended March 31, 2004
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income (Loss)
	(in millions)
Filmed Entertainment	$857	$(41)	$—	$816
Television Stations	739	(41)	—	698
Television Broadcast Network	(117)	(14)	—	(131)
Cable Network Programming	493	(31)	(94)	368

Total	$1,972	$(127)	$(94)	$1,751

	For the nine months ended March 31, 2003
	Operating Income Before Depreciation and Amortization	Depreciation and Amortization	Amortization of Cable Distribution Investments	Operating Income (Loss)
	(in millions)
Filmed Entertainment	$612	$(42)	$—	$570
Television Stations	723	(47)	—	676
Television Broadcast Network	(115)	(14)	—	(129)
Cable Network Programming	366	(36)	(94)	236

Total	$1,586	$(139)	$(94)	$1,353

Overview of Results of Operations. For nine months ended March 31, 2004, the Company’s revenues increased $777 million from $8,201 million for the nine months ended March 31, 2003 to $8,978 million. This 9% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 7% for the nine months ended March 31, 2004 due to increased home entertainment manufacturing and marketing costs at the Filmed Entertainment segment and increased sports programming costs for MLB at the Television Broadcast Network segment. These increases were partially offset by a decrease in theatrical releasing costs at the Filmed Entertainment segment. Selling, general and administrative expenses decreased approximately $15 million or 2% from the corresponding period of the prior year due to the recovery of approximately $15 million of certain receivable claims against Adelphia Communications Corporation (“Adelphia”). As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Depreciation and amortization expense decreased 9% from the corresponding period of the prior year primarily due to the sale of the Dodgers. For the nine months ended March 31, 2004, Operating income and Operating Income Before Depreciation and Amortization increased $398 million to $1,751 million and $386 million to $1,972 million, respectively, from the corresponding period of the prior year. These increases were due to improved results at the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $21 million for the nine months ended March 31, 2004 increased $3 million from a loss of $18 million from the corresponding period of the prior year. This increase was primarily due to losses from the first time inclusion of the Company’s share of the results of DTV, which was acquired on December 22, 2003, and increased losses at RPP partially offset by improved results at Fox’s international cable channels and at National Geographic Channel - Domestic.

Net income for the nine months ended March 31, 2004 was $1,030 million ($1.11 per share), an improvement of $257 million from $773 million ($0.88 per share) from the corresponding period of the prior year. This improvement was due to the increased operating results noted above for the nine months ended March 31, 2004 as compared to the corresponding period of the prior year.

Filmed Entertainment. For the nine months ended March 31, 2004, revenues at the Filmed Entertainment segment increased from $3,392 million to $3,828 million, or 13% primarily due to higher worldwide home entertainment revenues of film and television titles. Film titles include the strong worldwide performances of X-2: X-Men United, Daredevil, League of Extraordinary Gentlemen, and Phone Booth and improved performance from various library titles on DVD as compared to the corresponding period of the prior year. Television titles include The Simpsons, 24, Buffy the Vampire Slayer and Family Guy. Prior year home entertainment titles included the successful performances of Ice Age, Shallow Hal, Like Mike, and Behind Enemy Lines. In addition, a stronger film lineup and more feature films available contributed higher revenues for domestic pay television and worldwide free television. Worldwide theatrical revenues decreased primarily due to a lower volume of theatrical releases as compared to the corresponding period of the prior year. Current year theatrical releases include Welcome to Mooseport, Catch That Kid, Cheaper By the Dozen, Master & Commander: The Far Side of the World, Stuck on You and League of Extraordinary Gentlemen. Prior year theatrical releases included Daredevil, Just Married, Drumline, Road to Perdition, Like Mike, One Hour Photo, Banger Sisters, and Minority Report. For the nine months ended March 31, 2004, the Filmed Entertainment segment reported Operating income of $816 million as compared to $570 million in the corresponding period of the prior year. Operating Income Before Depreciation and Amortization increased from $612 million to $857 million as compared to the corresponding period of the prior year. These improvements were due to the revenue increases noted above and reduced theatrical marketing costs associated with a lower volume of theatrical releases in the first nine months of fiscal 2004, partially offset by increased home entertainment marketing and manufacturing costs directly associated with the increase in worldwide home entertainment revenues.

Television Stations. For the nine months ended March 31, 2004, the Television Stations segment’s revenues increased to $1,579 million from $1,570 million in the corresponding period of the prior year. Total advertising spending in the 26 markets of the Company’s O&Os declined an estimated 1% versus the prior year, while the Company’s O&Os experienced a 1% increase. This $9 million increase is primarily due to increased advertisements from the automotive and financial institutions categories, partially offset by fewer political and motion picture advertisements. The Company’s O&Os generated increased market share for the nine months as compared to the corresponding period of the prior year. These share gains were driven by the strong sales for the MLB regular season, All Star game and Post season games, the NFL as well as the Emmy Awards on FOX, which were partially offset by the non-renewal of the local Boston Red Sox broadcasts in the Boston market, non-recurring American Idol finale and two fewer MLB regular season games due to scheduling. For the nine months ended March 31, 2004, the Television Stations segment generated Operating income of $698 million, which was $22 million, or 3% higher than the prior year. Operating Income Before Depreciation increased by $16 million to $739 million from $723 million. These increases were due to revenue increases noted above as well as lower sports programming costs due to the non-renewal of the local Boston Red Sox broadcasts in the Boston market.

Television Broadcast Network. For the nine months ended March 31, 2004, Television Broadcast Network segments revenues increased $99 million to $1,830 million from $1,731 million from the corresponding period of the prior year. This 6% increase was primarily due to an increased number of games televised and improved performance of the MLB post season. The MLB post season experienced strong ratings and pricing due to the participation of the Boston Red Sox in the American League Championship Series and the Chicago Cubs in the National League Championship Series. Also contributing to the increase in advertising revenue were the Emmy Awards, which were not telecast on FOX in the prior year, and higher pricing and ratings for NFL broadcasts. Offsetting these increases were ratings declines of 15% in prime time programming due to more episodes of American Idol being broadcast in the prior year, the success a year ago of Joe Millionaire and decreased Sunday night ratings. Operating losses for the Television Broadcast Network segment increased $2 million to a loss of $131 million and Operating Income Before Depreciation and Amortization decreased $2 million to a loss of $117 million compared to the corresponding period of the prior year. Increased MLB, NFL and prime time programming costs more than offset the revenue increases noted above.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $233 million or 15% from $1,508 million to $1,741 million for the nine months ended March 31, 2004. This increase reflects improved results across all of the Cable Network Programming channels. Fox News’, FX’s, Speed’s and the RSNs’ revenues increased 26%, 6%, 22%, and 14%, respectively, over the prior year.

At Fox News, advertising revenues increased 36% from the corresponding period of the prior year due to increased advertising sales, which was driven primarily by increased national price. Affiliate revenue increased by 5%, which was attributed to an increase in subscriber numbers from the corresponding period of the prior year, partially offset by a 5% increase in amortization of cable distribution investments. As of March 31, 2004, Fox News reached approximately 86 million Nielsen households, a 5% increase over the prior year.

At FX, affiliate revenues increased 6% from the corresponding period of the prior year, due to an increase in subscribers and average rates per subscriber, partially offset by an increase in amortization of cable distribution investments. Advertising revenues increased 5% from the corresponding period of the prior year due to higher ratings and improved pricing. As of March 31, 2004, FX reached approximately 84 million Nielsen households, a 5% increase over the prior year.

At the RSNs, affiliate revenues increased 14% over the prior year primarily from an increase in DBS subscribers and higher average rates per subscriber. Advertising revenues increased 13% primarily due to higher pricing per game for MLB telecasts resulting from an improved sports advertising market, more NHL and NBA events and improved news and collegiate ad sales.

The Cable Network Programming segment reported Operating income of $368 million, an increase of $132 million from the corresponding period of the prior year. This improvement was primarily driven by the revenue increases noted above as well as the recovery of approximately $15 million of certain receivable claims against Adelphia in November 2004. Partially offsetting this improvement were increased programming costs related to coverage of the Democratic debates and programming enhancements at Fox News, higher programming costs at FX, Speed and Fuel and higher average rights fees for professional events at the RSNs. Operating Income Before Depreciation and Amortization increased $127 million to $493 million from $366 million in the prior year.

Interest expense, net. Interest expense, net decreased $22 million for the nine months ended March 31, 2004 from $120 million to $98 million due to a reduction in average amounts Due to affiliates of News Corporation resulting from repayments and the absence of interest expense due to the redemption of the Fox Sports notes, partially offset by interest expense from New Millennium II. (See Liquidity and Capital Resources).

Equity earnings (losses) of affiliates. Equity losses of affiliates of $21 million for the nine months ended March 31, 2004 increased $3 million from a loss of $18 million from the corresponding period of the prior year. This increase was primarily due to losses from the first time inclusion of the Company’s share of the results of DTV, which was acquired on December 22, 2003, and increased losses at RPP partially offset by improved results at Fox’s international cable channels and at National Geographic Channel - Domestic.

The Company’s share of the DTV results is after reflecting an initial determination of the fair value of DTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain transactions that were recognized by DTV as income and expense within its earnings during the quarter ended March 31, 2004. Such adjustments, including DTV’s gains on the sale of securities, charges related to its PanAmSat business and write-off of deferred costs in connection with DTV’s change of accounting, were previously recognized through the Company’s preliminary allocation of the investment. The Company’s resulting share of DTV’s losses was $15 million during the three months ended March 31, 2004, which includes $12 million from amortization of certain finite-lived intangibles.

The Company’s share of RPP’s income was $12 million for the nine months ended March 31, 2004, as compared to $14 million in the prior year. This decrease is primarily due to management and player charges at the Madison Square Garden division’s professional teams.

The Company’s share of Fox’s International Channels’ loss improved $10 million from the corresponding period of the prior year to $0.4 million for the nine months ended March 31, 2004. This improvement is primarily due to revenue growth and lower programming costs in Latin America.

The Company’s share of National Geographic Channel-Domestic’s loss was $9 million for the nine months ended March 31, 2004, as compared to a loss of $17 million in the corresponding period of the prior year. Affiliate and advertising revenues increased due to a significant growth in distribution. As of March 31, 2004, National Geographic Channel - Domestic reached approximately 48 million Nielsen households, a 14% increase over the prior year. Partially offsetting these improvements were higher programming and marketing costs from a continued investment in improved programming.

Other, net. Other, net was a gain of $19 million for the nine months ended March 31, 2004 due to a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York and a gain of $9 million on the sale of the Company’s interest in the SportsChannels. These gains were partially offset by a loss of $16 million on the sale of the Dodgers.

Minority interest in subsidiaries. Minority interest in subsidiaries decreased $17 million from an expense of $21 million for the nine months ended March 31, 2003 to an expense of $4 million for the nine months ended March 31, 2004 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See Liquidity and Capital Resources).

Income tax on a stand-alone basis. The effective tax rate for the first nine months of fiscal 2004 was 37.5% as compared to the effective tax rate of 35.3% in the corresponding period of the prior year. The effective tax rate for the nine months ended March 31, 2004 was higher than the U.S. statutory rate principally because of the effect of increased state income taxes.

Liquidity and Capital Resources

The Company’s principal sources of cash are internally generated funds, various film financing alternatives and borrowings from News Corporation and its subsidiaries. As of March 31, 2004, News Corporation had consolidated cash and cash equivalents of $3.7 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash from operations, proceeds from the sale of certain assets and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact the Company’s cash flows from operations.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Sources and uses of cash

Net cash provided by operating activities during the nine months ended March 31, 2004 and 2003 was $955 million and $1,001 million, respectively. This decrease is primarily due to increased filmed entertainment and television programming costs due to higher contractual sports rights payments and increased production spending related to the new summer television primetime line-up. During the nine months ended March 31, 2004, the Company made higher scheduled NFL rights payments, increased production spending related to the new summer television primetime line-up, increased pension contributions and higher income tax payments as compared to the corresponding period of the prior year. These uses of cash were partially offset by higher net income (adjusted for non-cash items) during the current period.

Net cash used in investing activities for the nine months ended March 31, 2004 and 2003 was $79 million and $668 million respectively. The current period included investments in and acquisitions of equity investments, as well as the purchase of property and equipment. Cash received on the sale of the Dodgers was $150 million, which is net of payments to the minority holder and contractual closing adjustments of $75 million. The prior period included the acquisition of WPWR, as well as the funding of the investments in the National Geographic Channels, National Sports Partners and Regency Television and cable distribution investments for Fox News, FX and Speed.

Net cash used by financing activities during the nine months ended March 31, 2004 and 2003 was $821 million and $326 million, respectively. The increase in cash used in financing activities is primarily attributable to an increase in repayments to affiliates of News Corporation, net. In the corresponding period of the prior year, the Company redeemed all of the outstanding 9 3/4% Senior Discount Notes due 2007 and 8 7/8% Senior Notes due 2007 in the aggregate amount of $947 million. In addition, in December 2002, the Company sold 50 million shares of Class A Common Stock for $1.2 billion in proceeds, which the Company then used to reduce obligations due to affiliates of News Corporation. In a non-cash transaction, the Company issued two promissory notes to News Corporation in connection with the DTV transaction (see description below).

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts paid in accordance with the Tax Sharing Agreement, which are included in Due to affiliates of News Corporation, were $459 million and $177 million during the nine months ended March 31, 2004 and 2003, respectively. The higher payments for the nine months ended March 31, 2004 is primarily due to a significant increase in pre-tax income.

Issuances of Stock

On December 22, 2003, News Corporation acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 19.8% interest in Hughes to News Corporation in exchange for approximately $3.1 billion in cash, and 28.6 million American Depositary Shares, each representing four News Corporation preferred limited voting ordinary shares (“News Corporation Preferred ADSs”), valued at approximately $800 million. News Corporation acquired 14.2% of Hughes from the former GM Class H common stockholders in exchange for approximately 102.1 million News Corporation Preferred ADSs valued at $2.9 billion. Immediately following the acquisition, News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 80.6% to approximately 82% while its voting power remained at approximately 97%. For financial reporting purposes, in accordance with Emerging Issues Task Force No. 90-5, “Exchange of Ownership Interests between Entities under Common Control,” the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Debt Instruments, Guarantees and Related covenants

Intercompany Financing

The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the year ended June 30, 2003, the intercompany interest rate was 8%. The Company anticipates that cash from foreseeable future operations and borrowings from News Corporation will be sufficient to meet its working capital requirements. In addition to the agreed upon intercompany interest rate and in connection with the DTV acquisition, the Company issued to News Corporation two promissory notes totaling $4.5 billion. One promissory note is in the amount of $2 billion and bears interest at a rate of LIBOR plus 1% per annum. The other promissory note is in the amount of $2.5 billion and bears interest at 8% per annum.

Public Debt

In August 2002, the Company and its subsidiary, Fox Sports Networks, LLC, (“Fox Sports Networks”) redeemed all of the outstanding 9 3/4% Senior Discount Notes due 2007 and 8 7/8% Senior Notes due 2007 in the aggregate amount of $947 million.

Single-Film Production Financing

In fiscal 2003, the Company had a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bore interest at approximately 1.9%. In April 2003, the Company repaid its single-film production financing arrangement of approximately $95 million.

New Millennium II

In September 2003, the Company purchased substantially all of the outstanding equity of Tintagel Investors L.L.C. (“Tintagel”), the entity that held the Preferred Interest in New Millennium II (“NM2”), for $25.5 million plus accrued and unpaid Preferred Payments in the amount of approximately $106,000. As a result of the acquisition of this equity interest, the Company has consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments in NM2 have been eliminated. The outstanding NM2 Preferred Interest of $762 million at June 30, 2003 was included in Minority interest in subsidiaries on the consolidated balance sheet of the Company and the related Preferred Payments were included in Minority interest in subsidiaries in the consolidated statement of operations. Tintagel’s outstanding indebtedness of $742 million at March 31, 2004 is included in Borrowings on the unaudited consolidated condensed balance sheet and the corresponding interest is included in Interest expense, net in the unaudited consolidated condensed statement of operations. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

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

For the nine months ended March 31, 2004, the Company borrowed $419 million and repaid $413 million under the NM2 credit facility. Borrowings under this facility cannot exceed $824.5 million and each advance is amortized over a nine-quarter period, other than advances after June 26, 2005, which amortize over a six-quarter period. The borrowing agreement with NM2, if not extended, will not allow any new borrowings after June 26, 2006 and any amounts outstanding will be amortized over six quarters.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of March 31, 2004 and June 30, 2003 was approximately $11 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2004 and 2096, with a weighted average maturity of over 20 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of March 31, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

The Company guaranteed sports rights agreements for SportsChannel Chicago. SportsChannel Chicago has been notified by the team owners of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of March 31, 2004, the remaining guarantees have been reduced to approximately $22 million and will expire on September 30, 2004.

Ratings of News Corporation Public Debt

During December 2003, Fitch Ratings assigned News Corporation a BBB- senior unsecured debt rating. Fitch assigned this rating class because of News Corporation’s stronger financial performance and capital structure. Fitch describes News Corporation’s ratings outlook as positive. During February 2004, Standard & Poor’s revised its rating outlook for News Corporation from stable to positive and affirmed its BBB- corporate credit rating. Standard & Poor’s explains the change in outlook as due to News Corporation’s strong, broad-based earnings performance, Standard & Poor’s expectations of intermediate-term sustainability and the discipline that News Corporation has exhibited in pursuing growth opportunities. At March 31, 2004, News Corporation’s debt ratings from Moody’s were Ba 1 for subordinated notes and Baa 3 for senior unsecured notes.

Cash Management and Financing

Pursuant to the Master Intercompany Agreement, the Company may utilize the worldwide treasury and cash management function, including the use of bank overdraft facilities, of News Corporation and its subsidiaries, subject to certain limitations. In addition, the Company’s cash balances are available to News Corporation and its subsidiaries. From November 11, 1998, interest on outstanding intercompany balances has been charged at commercial market rates not exceeding News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement. At June 30, 2003 and March 31, 2004, the intercompany interest rate approximated 8%. In connection with the DTV acquisition, the Company issued to News Corporation two promissory notes totaling $4.5 billion. One promissory note is in the amount of $2 billion and bears interest at a rate of LIBOR plus 1% per annum. The other promissory note is in the amount of $2.5 billion and bears interest at 8% per annum. The Company and News Corporation further agreed that intercompany cash balances shall be payable on June 30, 2008, or such later date as the Company and News Corporation agree.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. The adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted the provisions of FIN 46R in the quarter ended March 31, 2004, which did not have a material impact on the Company.

In December 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” which requires expanded financial statement disclosures for defined benefit plans. The interim disclosure requirements of SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has provided the additional required disclosures in the interim financial statements.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options to minimize its exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and are principally denominated in the Czech Krouna, the Mexican Peso, the South African Rand, the British Pound Sterling, the Moroccan Dirham and the Euro. The Company hedges its anticipated foreign currency exposures related to filmed entertainment production costs over the life of the production (the “hedging period”). To hedge this exposure the Company uses foreign exchange contracts that generally have maturities of 1 week to 9 months providing continuing coverage throughout the hedging period. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges. At March 31, 2004, the Company had contracts for the sale of $1 million and the purchase of $11 million equivalents of foreign currencies at fixed rates.

At March 31, 2004, the notional amount of financial instruments with exposure to foreign currency risk was approximately $12 million and the net unrealized gain was approximately $0.4 million. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $3 million. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such gains or losses largely would be offset by corresponding decreases or increases, respectively, in the U.S. Dollar value of future foreign currency obligations.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal third quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed by the Company during the Company’s third fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed February 11, 2004 relating to the earnings announcement by Fox Entertainment Group, Inc. of its financial results for the period ended December 31, 2003.

(ii)	Current Report on Form 8-K/A of the registrant filed March 5, 2004 amending the 8-K previously filed relating to the announcement of The News Corporation Limited of its acquisition of a 34% interest in Hughes Electronics Corporation and the transfer of that interest to the Company to include financial statements and pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	FOX ENTERTAINMENT GROUP, INC.

	By:	/s/ DAVID F. DEVOE

David F. DeVoe Senior Executive Vice President and Chief Financial Officer