Form 10-K
period 2004-06-30
FOX ENTERTAINMENT GROUP INC
filed 2004-09-10
CIK 1068002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the Class A common stock and the Class B common stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $5,094,736,607.40 (based on the closing price on such date as reported on the New York Stock Exchange—Composite Transactions).

As of September 10, 2004, 426,959,080 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fox Entertainment Group, Inc.’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Background

Fox Entertainment Group, Inc. (together with its direct and indirect subsidiaries, and their respective predecessors, unless the context otherwise requires, the “Company”) is a multi-faceted entertainment company with operations in four business segments: (i) Filmed Entertainment; (ii) Television Stations; (iii) Television Broadcast Network; and (iv) Cable Network Programming. For financial information regarding the Company’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements.”

The News Corporation Limited (“News Corporation”), an Australian corporation, is the beneficial owner of 252,159,080 shares of Class A Common Stock and 547,500,000 shares of Class B Common Stock, which in the aggregate represents approximately 82.06% of the equity and 97.04% of the voting power of the Company. News Corporation has announced that its Board of Directors has approved a reorganization transaction which will result in its place of incorporation being in the United States. This reorganization transaction, subject to the approval of shareholders, optionholders and the Australian Federal Court, as well as certain other conditions, is expected to be completed prior to the end of this calendar year.

The address of the Company’s principal executive offices is 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 852-7111. The Company’s website is www.fox.com. The Company makes available, free of charge, through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2004, the Company had approximately 12,500 full-time and part-time employees.

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

Business

Filmed Entertainment

The Company engages in feature film and television production and distribution principally through the following businesses: (i) Fox Filmed Entertainment (“FFE”), a producer and distributor of feature films, including those produced by its divisions and subsidiaries

Twentieth Century Fox, Fox 2000, Fox Searchlight Pictures and Twentieth Century Fox Animation, and a distributor of television programming, including network television programming produced by its division Twentieth Century Fox Television (“TCFTV”); (ii) Twentieth Television, a distributor of television programming and feature films, including those produced by its production companies; and (iii) Fox Television Studios (“FtvS”), a producer of broadcast and cable programming.

Fox Filmed Entertainment / Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, FFE produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2002, 2003 and 2004, FFE placed 22, 23 and 24 motion pictures, respectively, in general release in the United States. Those motion pictures were produced or acquired by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2002 include Planet of the Apes, Ice Age, Star Wars Episode II: Attack of the Clones, Minority Report (together with DreamWorks SKG), Road to Perdition (together with DreamWorks SKG), X-2: X-Men United, Daredevil, 28 Days Later, Bend it Like Beckham, League of Extraordinary Gentlemen, Master and Commander (together with Universal Studios and Miramax Film Corp.), Cheaper by the Dozen, Man on Fire (co-financed with New Regency), The Day After Tomorrow, Garfield, Dodgeball: A True Underdog Story, Thirteen, Johnson Family Vacation and Napoleon Dynamite (together with Paramount Pictures Corporation and MTV). The Company has already released or currently plans to release approximately 30 motion pictures in the United States in fiscal 2005, including I, Robot, Alien vs. Predator, Robots, Star Wars Episode III: Revenge of the Sith, Kingdom of Heaven, Electra (co-financed with New Regency), Fat Albert and Garden State (together with Miramax Film Corp.).

In addition, pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of Regency Entertainment (USA), Inc. (“New Regency”) in which the Company has a 20% interest, FFE distributes certain New Regency films and all films co-financed by the Company and New Regency in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its 2005 releases, the Company currently expects to release five New Regency films, two of which are co-financed by the Company and New Regency.

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

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of DVDs and videocassettes. In fiscal 2004, the domestic home entertainment division released or re-released over 500 produced and acquired titles, including 26 new FFE film releases, approximately 315 catalog titles and approximately 160 television and non-theatrical titles. In International markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 725 releases in fiscal 2004, including approximately 22 new FFE film releases, over 350 catalog titles and approximately 350 television and non-theatrical releases. In addition, the Company continued an agreement with Metro-Goldwyn-Mayer (“MGM”) to distribute its video product in certain international markets in return for fees. The Company released nearly 450 MGM Home Entertainment theatrical, catalog and television programs internationally in fiscal 2004.

Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third party and certain affiliated subscription pay television services, pay-per-view services and video-on-demand services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee, which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view and video-on-demand arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Among third-party license agreements that units of FFE have in place in the United States for television exhibition of its motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with the Starz Encore Group. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by The DIRECTV Group, Inc. (“DIRECTV”) and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN Demand L.L.C. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services as well as to emerging video-on-demand services and programming services operated by various affiliated entities.

Units of FFE also license motion pictures to broadcast television networks, including the Fox Broadcasting Company (“FOX”), independent broadcast television stations and basic cable networks, pursuant to agreements which generally allow a fixed number of telecasts of a motion picture over a fixed term in exchange for a specified license fee.

Fox Filmed Entertainment / Television Production and Distribution

During the past three fiscal years, TCFTV produced television programs for the FOX, ABC, CBS, NBC, UPN and WB broadcast television networks. TCFTV currently produces or has orders to produce episodes of the following television series: Boston Legal and Untitled John Stamos Project for ABC; Judging Amy, Still Standing and Yes Dear (each co-produced with CBS Worldwide Inc.) for CBS; 24, American Dad, Arrested Development, The Bernie Mac Show (a co-production with Regency Television), Family Guy, The Inside, The Jury, King of the Hill, Method & Red (a co-production with Regency Television), North Shore, Quintuplets, The Simpsons and Tru Calling for FOX; and Reba for the WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV and exercised by other units of the Company.

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

Twentieth Television

Twentieth Television licenses both television programming and feature films for domestic syndication. Twentieth Television has a program portfolio that includes original reality and first-run television programming produced by its production companies for sales to the Fox Television Stations, other local stations throughout the United States, the Company’s cable network business and basic cable networks. Twentieth Television sells national advertising units retained by Twentieth Television in off-network and first-run programming. Twentieth Television also sells advertising units for DIRECTV. Twentieth Television derives revenue from off-network and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television’s current and future off-network shows include The Simpsons, The X-Files, Malcolm in the Middle, Yes, Dear, The Bernie Mac Show, Reba, Buffy the Vampire Slayer, Angel and The Hughleys. Reality and first-run programming includes America’s Most Wanted, Cops, Divorce Court, Good Day Live, Texas Justice, and Ambush Makeover.

Fox Television Studios

Fox Television Studios (“FtvS”) is a program supplier to the major U.S. broadcast and cable networks, including FX, Sci-Fi, TNT and A&E, as well as a growing number of international networks (including the BBC). FtvS produces or has orders to produce several broadcast series through Regency Television (a partnership with New Regency), including Malcolm in the Middle, The Bernie Mac Show (a co-production between Regency Television and TCFTV), and Method & Red (a co-production between Regency Television and TCFTV) for FOX; Listen Up (a co-production with CBS Productions) for CBS; and Shacking Up for the WB. FtvS also produces The Shield for FX, and has a pilot order from FX for Thief (through Regency Television). FtvS has or will produce a variety of television movies/extended series including Anonymous Rex for Sci-Fi; The Grid for TNT/BBC; and Riverman for A&E. The studio produces non-fiction shows including A&E’s Biography and Animal Planet’s The Most Extreme. Its international productions include multiple versions of Temptation Island and Joe Millionaire. FtvS also produces game shows, specials and other forms of programming for U.S. and international broadcasters.

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to over 3,260 previously released motion pictures, of which over 400 have been released since 1980, and many well-known television programs. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, Dr. Dolittle, X-Men, The Day After Tomorrow and eight of the top 23 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars Episode I: The Phantom Menace, Independence Day, Star Wars, Return of the Jedi, The Empire Strikes Back, Star Wars Episode II: Attack of the Clones and Home Alone. The Company earns significant revenues through licensing of titles in the Fox Library in many distribution channels, including television and home entertainment formats.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D., Daniel Boone, The X-Files and Buffy the Vampire Slayer, as well as such current hits as The Simpsons, NYPD Blue, King of the Hill, Judging Amy (together with CBS Worldwide, Inc.), Malcolm in the Middle, The Bernie Mac Show, 24, The Shield, Yes, Dear, Family Guy, American Idol, The Simple Life, Joe Millionaire and The Swan.

Licensing and Merchandising

Through its licensing and merchandising division, the Company exploits its motion picture and television properties and characters by entering into licensing agreements for merchandising, literary publishing, wireless, video games, themed entertainment and promotional tie-ins. Television series and films which have been licensed and merchandised throughout the world include The Simpsons, The X-Files, 24, Buffy the Vampire Slayer, Family Guy, the Alien series of motion pictures, Titanic, Planet of the Apes, Ice Age and Robots, as well as a complete library of classic movies.

Fox Music and Music Publishing

Fox Music produces and licenses, for distribution through third parties, soundtracks of the Company’s motion picture and television productions. Among the Company’s successful soundtrack releases are Titanic, Romeo + Juliet, Waiting to Exhale, Ally McBeal, Master and Commander, Brown Sugar, Moulin Rouge and Daredevil. In addition, Fox Music Publishing generally owns the publishing rights for songs and scores commissioned for the Company’s filmed entertainment. Fox Music Publishing licenses these rights to third parties for extensive multimedia uses.

Television Stations

Fox Television Stations currently owns and operates 35 full power stations including stations located in nine of the top 10 largest designated market areas (“DMAs”). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles, and Chicago, the first, second, and third largest DMAs, respectively.

Fox Television Stations owns and operates stations that are affiliated with the United Paramount Network (“UPN”) in nine markets, including four of the top 10 DMAs. The affiliation agreements with UPN generally extend through the 2005-2006 season. UPN provides approximately 13 hours of programming a week, including two-hour prime time programming blocks five nights a week, to its affiliates. The remaining stations owned by Fox Television Stations are FOX affiliates. For a description of FOX programming, see “—Television Broadcast Network”.

The following table lists certain information about each Fox Television Station. Unless otherwise noted, all stations are FOX affiliates.

	DMA/RANK	STATION		CHANNEL/TYPE		PERCENTAGE OF U.S. TELEVISION HOUSEHOLDS REACHED(1)
New York, NY	1	WNYW		5	VHF	6.8%
		WWOR	(2)	9	VHF
Los Angeles, CA	2	KTTV		11	VHF	5.0%
		KCOP	(2)	13	VHF
Chicago, IL	3	WFLD		32	UHF	3.1%
		WPWR	(2)	50	UHF
Philadelphia, PA	4	WTXF		29	UHF	2.7%
Boston, MA	6	WFXT		25	UHF	2.2%
Dallas, TX	7	KDFW		4	VHF	2.1%
		KDFI	(3)	27	UHF
Washington, DC	8	WTTG		5	VHF	2.1%
		WDCA	(2)	20	UHF
Atlanta, GA	9	WAGA		5	VHF	1.9%
Detroit, MI	10	WJBK		2	VHF	1.8%
Houston, TX	11	KRIV		26	UHF	1.7%
		KTXH	(2)	20	UHF
Tampa, FL	13	WTVT		13	VHF	1.5%
Minneapolis, MN (4)	14	KMSP		9	VHF	1.5%
		WFTC	(2)	29	UHF
Phoenix, AZ	15	KSAZ		10	VHF	1.4%
		KUTP	(2)	45	UHF
Cleveland, OH	16	WJW		8	VHF	1.4%
Denver, CO(5)	18	KDVR		31	UHF	1.3%
Orlando, FL	20	WOFL		35	UHF	1.1%
		WRBW	(2)	65	UHF
St. Louis, MO	21	KTVI		2	VHF	1.2%
Baltimore, MD	23	WUTB	(2)	24	VHF	1.0%
Milwaukee, WI	33	WITI		6	VHF	0.8%
Kansas City, MO	31	WDAF		4	VHF	0.8%
Salt Lake City, UT	36	KSTU		13	VHF	0.7%
Birmingham, AL	40	WBRC		6	VHF	0.6%
Memphis, TN	43	WHBQ		13	VHF	0.6%
Greensboro, NC	46	WGHP		8	VHF	0.6%
Austin, TX	54	KTBC		7	VHF	0.5%
Gainesville, FL	162	WOGX		51	UHF	0.1%

Total:						44.5%

Source: Nielsen Media Research, January 2004

(1)	VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF television stations. To address this disparity, the FCC ownership rule applies a UHF discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television Stations and Television Broadcast Network.”
(2)	UPN affiliate.
(3)	Independent station and secondary FOX affiliate, carrying children’s programming provided by FOX.
(4)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.
(5)	The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

The Fox Television Stations derive substantially all of their revenues from national spot and local advertising. Advertising rates are determined by each Fox Television Station based on market conditions in the area which it serves. In addition to cash sales, the Fox Television Stations enter into customary agreements with syndicators, pursuant to which the Fox Television Stations acquire programming and the rights to sell a specified amount of advertising time for use in national spot and local advertising markets in exchange for allowing the syndicator to retain a specified amount of advertising time for sale in the national advertising market in lieu of, or in addition to, cash consideration.

Television Broadcast Network

FOX has 196 affiliated stations (“FOX Affiliates”), including 25 full power television stations that are owned by subsidiaries of the Company, which reach, along with Fox Net, a Company-owned cable service which reaches areas not served by an over-the-air FOX affiliate, approximately 98% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and one hour of late-night programming on Saturday. FOX’s prime time programming features such series as The Simpsons, King of the Hill, That ‘70s Show, Malcolm in the Middle, The OC, 24 and The Bernie Mac Show; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”) as well as live coverage of the premiere racing series (the Nextel Cup and the Busch series) of the National Association of Stock Car Auto Racing (“NASCAR”). FOX also provides a four-hour block of children’s programming on Saturday morning, programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends until the 2005-2006 broadcast season.

FOX derives the majority of its revenues from sales of commercial advertising time in the national advertising marketplace. FOX’s programming line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2003-2004 broadcast season, FOX ranked second in prime-time programming based on viewership of adults aged 18 to 49 (NBC had a 4.2 rating and a 12 share, FOX had a 4.1 rating and an 11 share, CBS had a 3.9 rating and an 11 share and ABC had a 3.2 rating and a 9 share). The median age of the FOX viewer is 36 years, as compared to 46 years for NBC, 45 years for ABC and 53 years for CBS.

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

FOX provides programming to the FOX Affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements generally require primary FOX Affiliates to carry FOX programming in all time periods in which FOX programming is offered to such affiliates, subject to certain exceptions stated in the affiliation agreements. In 2003, FOX renewed agreements with FOX Affiliates primarily relating to the amount of commercial advertising time FOX provides them in NFL programming and the affiliates’ contributions toward the cost of those rights.

Cable Network Programming

The Company holds interests in cable network programming businesses in the areas of news, sports, general entertainment and movies. The Fox Cable Networks Group includes all of the Company’s cable network programming businesses other than the Fox News Channel.

Fox News Channel

Fox News Channel (“Fox News”) is a 24-hour all news cable channel which is currently available to approximately 85.2 million U.S. cable and DBS households. Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses news feeds to Fox Affiliates and other subscribers to use as part of local news broadcasts. Fox News has also launched the national Fox News Radio Network which licenses hourly updates and long form programs to local radio stations.

Fox Cable Networks Group

Fox Cable Networks Group owns, through its subsidiaries and various joint ventures, interests in 19 regional sports networks (“RSNs”), eight nationally-delivered sports and entertainment networks and other related businesses. In addition, Fox Cable Networks Group recently announced its plans to launch a new 24-hour national programming service in early 2005, the Fox Reality Channel.

Sports Programming Operations. Fox Sports Net, Inc. (“FSN”) is the largest RSN programmer in the United States focusing on live professional and major collegiate home team sports events. FSN’s sports programming business consists primarily of ownership interests in 19 RSNs (the “Fox Sports RSNs”) and National Sports Partners, a partnership between FSN and Rainbow Media Sports Holdings, Inc. (“Rainbow”), an indirect subsidiary of Cablevision Systems Corporation (“Cablevision”), which operates Fox Sports Net, a national sports programming service. Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming featuring original and licensed sports-related programming and live and replay sporting events.

FSN owns an equity interest in, or through Fox Sports Net is affiliated with, 21 RSNs. These RSNs reach approximately 81.3 million households (according to Nielsen Media Research) and have rights to telecast live games of 65 professional sports teams in the MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”) (out of a total of 81 such teams in the United States) and numerous collegiate conferences and sports teams.

FSN owns a 40% interest in Regional Programming Partners (“RPP”), a partnership with Rainbow, which owns various interests in RSNs, the New York Knickerbockers NBA franchise, the New York Rangers NHL franchise, the Madison Square Garden entertainment complex in New York, New York, and Radio City Music Hall in New York, New York. In December 2003, the Company sold to RPP the 50% direct interests that RPP did not own in each of the Fox Sports Net Bay Area RSN and the Fox Sports Net Chicago RSN for an aggregate of $150 million. For a discussion of purchase and sale rights related to the investment in RPP, see “Item 8 Financial Statements – Note 15 – Commitments and Contingencies.”

FX Network. Launched in June 1994, FX Networks LLC (“FX”) currently reaches approximately 84.8 million U.S. cable and DBS households according to Nielsen Media Research. FX is a general entertainment network that provides a growing roster of original series and films, as well as acquired television series and motion pictures. In addition, FX carries sports programming with live coverage of certain NASCAR events. FX’s line-up for the Fall 2004 season includes the following syndicated shows: King of the Hill, Fear Factor, Cops, The Practice, Buffy the Vampire Slayer and Married… with Children; and the following original programming, the Emmy® and Golden Globe® award winning drama series The Shield, the critically-acclaimed drama series Nip/Tuck, and the new drama series, Rescue Me. Also, slated for this fall is FX’s original movie Smallpox.

SPEED Channel. Currently reaching approximately 63.2 million U.S. cable and DBS households according to Nielsen Media Research, SPEED Channel focuses on the world of racing, automobile and motorcycle enthusiast programming, including NASCAR races, events and original programming as well as other top racing series, such as Formula One, World Rally, Grand American Road Racing, American Motorcycle Association and Moto GP racing and events.

FUEL. Launched on July 1, 2003 and currently reaching approximately 8.1 million U.S. cable and DBS subscribers, FUEL is a 24-hour programming service dedicated to the world of extreme sports. FUEL covers both competitive and performance action in the arenas of skateboarding, surfing, BMX, freestyle motocross, snowboarding and wakeboarding. Programming includes international extreme sports events and competitions, and original and co-produced series.

Fox College Sports. Fox College Sports (formerly Fox Sports Digital Nets), consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports currently reaches approximately 2.9 million subscribers in the U.S. and provides over 800 live collegiate events from the nation’s top collegiate conferences, daily regional news and coaches’ shows to Fox Sports Net affiliated RSNs across the country.

Fox Movie Channel. Currently reaching approximately 23.4 million U.S. cable and DBS subscribers, the Fox Movie Channel (“FMC”) is Hollywood’s first and only studio-based movie network. FMC showcases commercial-free, unedited contemporary hits and classics from the Fox Library, as well as documentaries and series exploring the movie-making process.

Fox Sports International. Fox Sports International owns Fox Sports World, a U.S. programming English-language service devoted to international sports such as soccer and rugby which service is available to approximately 19.2 million cable and DBS subscribers, and Fox Sports World Middle East, an English-language sports network which airs in the Middle East.

Fox Sports International owns approximately 38% of Fox Pan American Sports LLC (“FPAS”), with Liberty Media Corporation (“Liberty”) and Hicks, Muse, Tate & Furst Incorporated owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil) and Fox Sports en Español (a Spanish-language sports network serving approximately 6.5 million U.S. cable and DBS subscribers).

National Geographic Channel. The Company, NBC and National Geographic Television (“NGT”) own 50%, 25% and 25% interests, respectively, in NGC Network International, LLC (“NGCI”), which produces the National Geographic Channel for distribution in various international markets, including certain countries in Europe and Asia. The Company and NGT also own 66.7% and 33.3% interests, respectively, in NGC Network Latin America, LLC, which owns and operates the National Geographic Channel in Latin America. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The National Geographic Channel is currently shown in approximately 147 countries internationally, excluding the United States. National Geographic programming is provided in Australia, Africa, Israel, the UK, Scandinavia and central and eastern Europe, by a partnership in which British Sky Broadcasting Limited, NBC and NGT are currently partners.

The Company holds a non-controlling 66.67% interest in the National Geographic Channel in the U.S., with NGT holding the remaining interest. The National Geographic Channel currently reaches approximately 51.6 million U.S. cable and DBS households according to Nielsen Media Research.

Recent Transactions

In December 2003, the Company exercised its right to require Discovery Communications, Inc. (“Discovery”) to purchase the Company’s 10% interest in Discovery Health Channel, LLC for a purchase price of approximately $93 million. The Company had acquired this interest in connection with the sale of The Health Network to Discovery in June 2001. This transaction is expected to close in fiscal year 2005, subject to the satisfaction of customary closing conditions.

In February 2004, the Company sold the Los Angeles Dodgers (the “Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments. Pending the final determination of contractual adjustments, the sale has resulted in an estimated pre-tax loss of $19 million, which was recorded in Other, net in the Company’s results of operations.

In May 2004, the Company sold its 40% interest in the Staples Center, a sports and entertainment complex in Los Angeles, California, and certain related interests for aggregate consideration of $128 million. The Company has recorded a loss on the sale of the interest in the Staples Center of approximately $7 million. In connection with the sale of this interest, the Company was released from several guarantees in the aggregate amount of $22.6 million outstanding at the time of this sale.

In May 2004, the Company acquired a 10% interest in an affiliate of Anschutz Entertainment Group, Inc. that has rights to develop and operate an entertainment and sports complex to be located inside and adjacent to the Millennium Dome in London, England for $25 million.

In September 2004, the Company purchased a 14.6% limited partnership interest in the Colorado Rockies, the MLB franchise in Denver, Colorado, for a purchase price of $20 million.

Affiliate Interests

On December 22, 2003, News Corporation acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 19.8% interest in Hughes to News Corporation in exchange for approximately $3.1 billion in cash, and 28.6 million American Depositary Shares, each representing four News Corporation preferred limited voting ordinary shares (“News Corporation Preferred ADSs”), valued at approximately $800 million. News Corporation acquired 14.2% of Hughes from the former GM Class H common stockholders in exchange for approximately 102.1 million News Corporation Preferred ADSs valued at $2.9 billion. Immediately following the acquisition, News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion. Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc.

DIRECTV is the largest provider of DBS television services and the second largest multichannel video programming distributor (“MVPD”), in the U.S., in each case based on the number of subscribers. DIRECTV provides its customers with access to hundreds of channels of digital-quality video and audio programming that are transmitted directly to its customers’ homes or businesses via high-powered geosynchronous satellites. As of June 30, 2004, DIRECTV had approximately 13.0 million subscribers.

DIRECTV has announced its intentions to focus on the direct-to-home satellite businesses. In August 2004, DIRECTV sold its approximately 80% interest in PanAmSat Corporation to an affiliate of Kohlberg Kravis Roberts & Co. L.P. for approximately $2.6 billion in cash. DIRECTV has disclosed that it is also considering strategic alternatives with regard to other of its investments and operating entities.

Canal Fox. The Company, through its subsidiary Fox Latin American Channel, Inc., operates Canal Fox, a general entertainment cable and satellite service for Latin America covering Mexico and Central and South America. Canal Fox broadcasts in the Portuguese language in Brazil and in the Spanish language in the rest of the territory. The channel’s programming line-up consists of motion pictures, series and music specials.

LAPTV. Fox LAPTV, L.L.C., a subsidiary of the Company, owns a 20.2% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Spanish subtitles.

Telecine. The Company, through its subsidiary Fox Latin America, Inc., owns a 12.5% equity interest in Telecine, Ltda., which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Happy and Telecine Classic) in Brazil. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners in the English language with Portuguese subtitles.

Premium Movie Partnership. The Company, through its subsidiary Twentieth Century Fox Pay Television (Australia) Pty Limited, owns a 20% equity interest in The Premium Movie Partnership, which distributes three premium pay television channels (Showtime and its multiplex channel, Showtime 2, and Showtime Greats) in Australia. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners.

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

Competitive risks affecting the Company’s home entertainment business include competition among home video formats, such as DVDs and with other methods of distribution, such as video-on-demand, as well as risks associated with controlling unauthorized copying and distribution of the Company’s programs.

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

In addition, each of the Fox Television Stations competes for audiences and advertising revenues with radio and television stations and cable systems in its market area and with other advertising media such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of television stations include management experience, authorized power and assigned frequency. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by rating service, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

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

Sports Programming

A number of basic and pay television programming services (such as ESPN) as well as free over-the-air stations and broadcast networks provide programming that targets the Fox Sports RSNs’ audience. Fox Sports Net is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Net’s primary competitor is ESPN, and to a lesser extent, ESPN2. In regional markets, the Fox Sports RSNs compete with other regional sports networks, including those operated by team owners, local broadcast television stations and other sports programming providers and distributors.

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

FX

FX faces competition from a number of basic and pay television programming services (such as the USA Network, Turner Network Television, HBO and Showtime) as well as free over-the-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition in the acquisition of distribution rights to programming.

Other Networks

Generally, Fox’s cable networks face competition from other national and regional cable and satellite networks, especially those with programming philosophies directly competitive with those of Fox’s cable networks, such as the Discovery Channel (which competes with National Geographic Channel).

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

In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television (“DTV”) service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 35 Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The FCC and Congress are considering several regulatory and legislative proposals aimed at ensuring a speedy transition to DTV and at establishing a firm timeframe for the surrender of one of the two channels currently allocated to each full power television station. All 35 of the Fox Television Stations have launched digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one or two streams of “high definition” digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that such supplemental services do not derogate the mandated, free over-the-air program service. The Company is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Company’s broadcast business with respect to other broadcasters and video program providers.

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

On June 2, 2003, the FCC concluded the 2002 biennial review of its broadcast ownership regulations required by the 1996 Telecom Act by amending its rules governing the ownership of television and radio stations and by replacing its newspaper/broadcast cross-ownership ban and the radio/television cross-ownership restriction with a new set of cross-media ownership limits (the “June 2003 Order”). Several parties appealed the FCC’s biennial review decision and/or petitioned the FCC to reconsider the new rules. On September 3, 2003, the United States Court of Appeals for the Third Circuit issued an Order staying the effectiveness of the new rules.

In the Consolidated Appropriations Act of 2004, Congress increased the national television station ownership cap to permit an entity to have an attributable ownership interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after the application of the UHF Discount, 39% of U.S. television households. The revised national cap permits Fox Television Stations to retain its current complement of owned television stations.

On June 24, 2004, the U.S. Court of Appeals for the Third Circuit remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. The Court’s September 3, 2003 stay remains in effect pending the remand, and therefore the FCC broadcast ownership rules that were operative prior to the June 2003 Order continue to govern station multiple and cross-ownership. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share; and (iii) prohibit the common ownership of a broadcast station and a newspaper in the same market. Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market. Fox Television Stations retains an attributable interest in the New York Post and two television stations in the New York DMA pursuant to a temporary waiver from the FCC. Notwithstanding the Third Circuit decision, legislative measures have been introduced in Congress to repeal or prevent the implementation of the June 2003 Order. It is not possible to predict the timing or outcome of the FCC’s action on remand, Congressional action or their effect on the Company.

FCC regulations implementing the 1992 Cable Act require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). The FCC has initiated a rulemaking proceeding to determine carriage requirements for digital broadcast television signals on cable systems, including carriage during the period of transition from analog to digital transmission. The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) requires satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the statutory copyright license provided by SHVIA. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or to negotiate carriage terms with satellite operators.

Federal legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.

In March 2004, the FCC announced a new policy regarding enforcement of the prohibition against the broadcast of indecent programming on television and radio stations. Under the new policy, the single use of a certain expletive, or variations of that expletive, will be deemed “indecent,” regardless of context. The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each indecent utterance in a single broadcast. The Company and other broadcasters, among others, have asked the FCC to reconsider this new policy on First Amendment grounds.

Several bills have been introduced in Congress relating to program content, including (i) a bill that would increase the fines for the broadcast of obscenity, indecency or profanity to $275,000 per violation up to a maximum of $3 million for a continuing violation; and (ii) a bill that would require the FCC to assess and report to Congress on the effectiveness of the V Chip ratings/blocking technology with respect to televised violence, and, if the V Chip technology is deemed ineffective, to adopt a rule prohibiting the distribution of violent programming on broadcast stations and cable during the hours when children are likely to comprise a substantial portion of the audience. It is not possible to predict the timing or outcome of the FCC’s reconsideration of its new indecency policy, of Congressional action on the pending program content-related legislation or of their effect on the Company.

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, equal employment opportunities, environmental concerns, technical operating matters and antenna tower maintenance. In addition, every two years beginning in 2000, FCC regulations require increased amounts of closed captioning (the current level is 1,350 hours of programming per channel per quarter). Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Cable Network Programming

FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. As a result of Liberty’s ownership interest in News Corporation, Cablevision’s interest in RPP and the conditions imposed on the Company by the FCC in connection with News Corporation’s acquisition of an interest in Hughes Electronics Corporation, cable networks operated by the Fox Cable Networks Group and Fox News are subject to the Program Access Rules. These regulations therefore restrict the ability of the Company’s cable programming services to enter into exclusive contracts. The rules also permit MVPDs (such as cable operators, multi-channel multi-point distribution services (“MMDS”), satellite master antenna television services (“SMATV”), DBS and direct-to-home operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms and conditions.

The FCC’s regulations concerning the commercial limits in children’s programs also apply to certain cable television programming services carried by cable system operators. The Company provides V Chip program ratings information for many of its cable programming networks. The Company must provide increased closed captioning of its cable programming services to comply with FCC regulations, which could increase its operating expenses.

Program Access Conditions

In connection with its approval of the transfer of licenses controlled by Hughes Electronics Corporation to News Corporation, the FCC imposed the following conditions on the Company relating to the carriage and availability of its broadcast and cable programming services: (i) extended the requirements of the Program Access Rules to DIRECTV; (ii) extended the non-discrimination requirements of the Program Access Rules to any television station owned and operated or represented by the Company with respect to negotiations or agreements for retransmission consent, and required the Company to negotiate in “good faith” over retransmission consent rights for as long as the Program Access Rules are in effect; (iii) required the Company to enter into commercial arbitration if negotiations with an MVPD over retransmission consent for its television stations’ signals and/or carriage of the regional sports networks it owns, controls or manages reach an impasse; and (iv) prohibited the Company from unduly or improperly influencing the decision of any affiliated program rights holder (a program rights holder that holds an attributable interest in the Company or in which the Company holds an attributable interest) to sell programming to an unaffiliated MVPD, or the prices, terms and conditions of such a sale.

Internet

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by the Company may be subject to COPPA and CAN-SPAM requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults.

ITEM 2. PROPERTIES

The Company maintains executive offices and certain of its operations in each of its business segments at 1211 Avenue of the Americas, New York, New York. These offices cover approximately 327,000 square feet and are provided by News Corporation, which maintains executive offices at such location.

The Company owns the Fox Studios Lot at 10201 West Pico Boulevard, Los Angeles, California, which consists of approximately 54 acres containing 15 sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery equipment facilities and three restaurants. The Company also leases approximately 300,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot. Each of the Company’s business segments, other than the Television Stations segment, utilizes space at the Fox Studios Lot and Fox Plaza.

The Company owns a studio facility in Rosarito, Mexico, which consists of approximately 37 acres containing office space, production facilities and the largest fresh and saltwater tanks used in motion picture production in the world.

Fox Studios Australia has a lease expiring in 2036, with an option to renew for ten years, over a 35-acre film and television production facility with industry related commercial office space in Sydney, Australia. In June 2004, the Company sold its 50% interest in the adjacent cinema and retail complex of approximately 25 acres.

The Company also owns and leases office space, broadcast and production facilities and other ancillary support properties in various cities in the United States and several countries around the world for its businesses. The Company considers its properties adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

DIRECTV Transaction

News Corporation was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to News Corporation’s acquisition of stock in Hughes Electronics Corporation on December 22, 2003 which was subsequently transferred to the Company. The complaint alleges that News Corporation aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible… .” News Corporation believes that the lawsuit is without merit and intends to vigorously defend against claims brought against News Corporation in the lawsuit. News Corporation also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, News Corporation filed a brief in support of its motion to dismiss the complaint.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Directors and Executive Officers of the Company

Set forth below is certain information concerning the directors and executive officers of the Company as of September 10, 2004, which information is hereby included in Item 1 of this report.

The Directors and Executive Officers of the Company are as follows:

Name	Age	Position
K. Rupert Murdoch, AC	73	Director, Chairman and Chief Executive Officer
Peter Chernin	53	Director, President, Chief Operating Officer
David F. DeVoe	57	Director, Senior Executive Vice President, Chief Financial Officer
Arthur M. Siskind	65	Director, Senior Executive Vice President, General Counsel
Lachlan K. Murdoch	33	Director, President of Fox Television Stations
Christos M. Cotsakos	56	Director
Thomas W. Jones	55	Director
Peter Powers	60	Director

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

The Senior Executives of the Company (in addition to persons identified as Executive Officers above) are as follows:

Name	Age	Position
Roger Ailes	64	Chairman and Chief Executive Officer of Fox News Channel
James N. Gianopulos	52	Chairman of Fox Filmed Entertainment
David Hill, AM	58	Chairman and Chief Executive Officer of Fox Sports Television Group
Thomas E. Rothman	49	Chairman of Fox Filmed Entertainment
Anthony J. Vinciquerra	50	President and Chief Executive Officer of the Fox Networks Group

Backgrounds of Directors, Executive Officers and Senior Executives

K. Rupert Murdoch, AC has been a Director of the Company since 1985, Chairman since 1992 and Chief Executive Officer of the Company since 1995. Mr. Murdoch has been Chairman of the Board of Directors of News Corporation since 1991, and Director and Chief Executive of News Corporation since its formation in 1979. Mr. Murdoch has served as a Director of News Limited, News Corporation’s principal subsidiary in Australia, since 1953, a Director of News International Limited, News Corporation’s principal subsidiary in the United Kingdom, since 1969, and a Director of News America Incorporated (“NAI”), News Corporation’s principal subsidiary in the United States (“NAI”), since 1973. Mr. Murdoch has served as a Director of STAR since 1993 and as Chairman from 1993 to 1998, as a Director of British Sky Broadcasting Group plc (“BSkyB”) since 1990 and Chairman since 1999. Mr. Murdoch is also a member of the board of directors of Gemstar-TV Guide International, Inc. (“Gemstar”) since 2001 and Chairman of DIRECTV since December 2003. Mr. Murdoch is Chairman of the Remuneration Committee.

Peter Chernin has been a Director and President and Chief Operating Officer of the Company since 1998. Mr. Chernin has been a Director, President and Chief Operating Officer of News Corporation and a Director, Chairman and Chief Executive Officer of NAI, since 1996. Mr. Chernin was Chairman and Chief Executive Officer of FFE from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of

FOX from 1989 until 1992. Mr. Chernin served as a Director of TV Guide, Inc. from 1999 until 2000 and has served as a director of Gemstar since 2002. Mr. Chernin has served as a director of DIRECTV since December 2003. Mr. Chernin is a member of the Remuneration Committee.

David F. DeVoe has been a Director of the Company since 1991 and Senior Executive Vice President and Chief Financial Officer of the Company since 1998. Mr. DeVoe has been a Director, Chief Financial Officer and Finance Director of News Corporation since 1990 and Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe was an Executive Vice President of News Corporation from 1990 until 1996. Mr. DeVoe has been a Director of NAI since 1991 and a Senior Executive Vice President since 1998. Mr. DeVoe served as Executive Vice President of NAI from 1991 to 1998. Mr. DeVoe has been a Director of Gemstar since 2001, NDS Group plc since 1996, STAR since 1993, BSkyB since 1994 and DIRECTV since December 2003.

Lachlan K. Murdoch has been a Director of the Company since 2002. Mr. Murdoch has been a Director and President of Fox Television Stations since 2002. Mr. Murdoch has been an Executive Director of News Corporation since 1996 and Deputy Chief Operating Officer since 2000. Mr. Murdoch served as a Senior Executive Vice President of News Corporation from 1999 until 2000. Mr. Murdoch has been a Director of News Limited since 1995, Chairman since 1997 and served as Chief Executive from 1997 to 2000, Managing Director from 1996 until 1997 and Deputy Chief Executive from 1995 to 1996. Mr. Murdoch has served as Chairman of Queensland Press Limited since 1996 and a Director since 1994. Mr. Murdoch has been Deputy Chairman of STAR since 1995. Mr. Murdoch has been a Director of NDS Group since 2002, a Director of Gemstar since 2001 and a Director of FOXTEL Management since 1998.

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

Christos M. Cotsakos, Ph.D. has been a Director of the Company since 1999. Dr. Cotsakos has been a Managing Partner of Pennington Ventures, LLC since 1999. Dr. Cotsakos served as President, Chief Executive Officer and a Director of E*TRADE Group, Inc. from 1996 until 2003 and Chairman of its Board of Directors from 1998 until 2003. Prior to joining E*TRADE Group, Inc., he served as President, Co-Chief Executive Officer, Chief Operating Officer and a Director of A.C Nielsen, Inc. from 1995 to 1996, as President and Chief Executive Officer of Nielsen International from 1993 to 1995, and as President and Chief Operating Officer of Nielsen Europe, Middle East and Africa from 1992 to 1993. Dr. Cotsakos is Chairman of the Audit Committee.

Thomas W. Jones has served as a Director of the Company since 2001. Mr. Jones has been the Chairman and Chief Executive Officer of Citigroup Global Investment Management since 1999. He is also Chairman and Chief Executive Officer of Citigroup Asset Management. Mr. Jones served as Executive Vice President of Finance and Planning, and Chief Financial Officer for TIAA-CREF between 1989 and 1993, President and Chief Operating Officer from 1993 to 1997 and Vice Chairman and Director from 1995 to 1997, when he joined Travelers Group as Vice Chairman and Director. He is also a Director of Philip Morris Companies Inc. and a Trustee of Cornell University. Mr. Jones is a member of the Audit Committee.

Peter Powers has served as a Director of the Company since 2003. Mr. Powers has been President and Chief Executive Officer of Powers Global Strategies LLC since 1998 and served as First Deputy Mayor of the City of New York from 1994 to 1996. Mr. Powers has also served as a Director of NDS Group plc since 2000. Mr. Powers is a Director of Partnership for New York City, Association for a Better New York, NYC&Co., Central Park Conservancy and Safe Horizons. Mr. Powers is a member of the Audit Committee.

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

Thomas E. Rothman has been Chairman of FFE since 2000. He shares the position with James N. Gianopulos. Mr. Rothman previously served as President of Twentieth Century Fox Film Group from January to August 2000, and was President of Twentieth Century Fox Production from 1995 to 2000. In 1994, he was the founder and first President of Fox Searchlight Pictures. Mr. Rothman also serves as a member of the Board of Directors of the American Film Institute and as emeritus member of the Board of Directors of the Sundance Institute.

Anthony J. Vinciquerra has served as President and Chief Executive Officer of the Fox Networks Group since 2002. Mr. Vinciquerra joined the Company in 2001 as President of the FOX Television Network. Prior to joining the Company, Mr. Vinciquerra served as Executive Vice President and Chief Operating Officer of Hearst-Argyle Television since 1999. Mr. Vinciquerra joined Hearst Corporation’s broadcasting group as Group Executive in 1997 and became Executive Vice President of Hearst-Argyle later that year. Mr. Vinciquerra serves as a member of the Board of Directors of the National Association of Television Program Executives (NATPE) and the Genesis Fund, along with serving as a member of the Board of Trustees of Southern California Public Radio.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock is listed and traded on the New York Stock Exchange under the symbol “FOX”. As of August 27, 2004, there were approximately 880 holders of record of the Company’s Class A Common Stock.

The following table sets forth, for the periods indicated, the high and low closing sale prices per share of the Company’s Class A Common Stock.

Fiscal 2003	High	Low
First Quarter	$24.04	$17.10
Second Quarter	$27.90	$20.79
Third Quarter	$29.12	$24.66
Fourth Quarter	$29.82	$22.60

Fiscal 2004	High	Low
First Quarter	$32.98	$27.65
Second Quarter	$31.07	$27.08
Third Quarter	$32.17	$26.54
Fourth Quarter	$29.59	$25.60

Fiscal 2004	High	Low
First Quarter (through August 27, 2004)	$27.62	$25.25

The Company has never declared or paid cash dividends on its Class A Common Stock and it is the Company’s present intention to retain earnings to finance the expansion of its business.

There is no established public trading market for the Company’s Class B Common Stock. As of August 27, 2004, FEG Holdings, Inc., an indirect wholly-owned subsidiary of News Corporation, owned all 547,500,000 shares of Class B Common Stock of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	FOR THE YEARS ENDED JUNE 30, (1)
	2004	2003	2002(3)	2001(4)	2000(5)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues (2)	$12,175	$11,002	$9,725	$8,414	$8,517
Operating income (loss)	2,298	1,783	(103)	652	656
Income before cumulative effect of accounting change	1,353	1,031	607	206	145
Net income (loss)	1,353	1,031	581	(288)	145

Basic and diluted earnings per share before cumulative effect of accounting change	$1.44	$1.17	$0.72	$0.28	$0.20
Basic and diluted earnings (loss) per share	$1.44	$1.17	$0.69	$(0.40)	$0.20

	AS OF JUNE 30,
	2004	2003	2002	2001	2000
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$122	$72	$56	$66	$114
Total assets	30,048	23,299	22,876	17,856	17,930
Due to affiliates of News Corporation	4,236	704	1,413	2,866	2,739
Borrowings	659	—	942	1,032	974
Shareholders’ equity	17,967	14,303	12,095	7,968	8,246

FOOTNOTES:

(1)	See footnotes 4 through 6 to the Consolidated Financial Statements of Fox Entertainment Group, Inc. for information with respect to significant acquisitions and disposals during fiscal 2004, 2003 and 2002.
(2)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	FOR THE YEARS ENDED JUNE 30,
	2004	2003	2002	2001	2000
	(in millions)
Gross revenues	$12,304	$11,127	$9,841	$8,504	$8,589
Amortization of cable distribution investments	(129)	(125)	(116)	(90)	(72)

Revenues	$12,175	$11,002	$9,725	$8,414	$8,517

(3)	Fiscal 2002 also includes the $909 million write-down of the Company’s national sports contracts, the pre-tax gain of $1.4 billion on the sale of the Company’s interest in Fox Family Worldwide, Inc. (“FFW”) and the Company’s $26 million share of FFW’s after-tax cumulative effect of accounting change relating to the adoption of Statement of Position No. (“SOP”) 00-2.
(4)	Fiscal 2001 Net income (loss) and Basic and diluted earnings (loss) per share include the impact of the after-tax charge of $494 million for the cumulative effect of accounting change relating to the Company’s adoption of SOP 00-2.
(5)	Fiscal 2000 includes the operating results of Fox Sports Networks, LLC, which was fully acquired in July 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2004 or early fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three years ended June 30, 2004. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three years ended June 30, 2004, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

•	Critical Accounting Policies - This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements and footnotes.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from theatrical distribution, home entertainment sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks, and the number of its television series in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace.

The home entertainment market, more specifically DVDs, has emerged as the fastest growing revenue stream in the filmed entertainment industry. Industry analysts expect this growth to continue over the next several years. Consistent with industry trends, the Company’s DVD revenues rose approximately 58% for the year ended June 30, 2004 over the prior year, with 78% and 22% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively.

Operating costs incurred by the Filmed Entertainment segment include exploitation costs, primarily prints and advertising; the amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

Piracy continues to be a significant issue for the filmed entertainment industry, especially from online file sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with industry associations.

Television Stations, Television Broadcast Network and Cable Network Programming

The two reportable television segments derive revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company (“FOX”) and to national “spot” and local advertisers by the Company’s group of 35 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The Cable Network Programming segment also derives a portion of its revenues from national and local advertising sales. The sale of advertising time is affected by viewer demographics, program ratings, major sporting events, major political elections and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues and operating results. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues and operating results to decline significantly in any given period.

Rating points for the two reportable television segments and Cable Network Programming segment are factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. Excluding sports, FOX’s ratings were lower in fiscal 2004 as compared to fiscal 2003. The Company is focused on improving its programming lineup to maintain its share of the advertising market. In June 2004, the Company launched its new programming schedule as part of the Company’s strategy to provide year-round programming on FOX. The Company launched new programming in June, in an effort to improve ratings, since the other networks do not usually launch new programming during the summer months and because the fall launch of FOX programming is delayed due to the completion of the Major League Baseball (“MLB”) season and post-season. At the Cable Network Programming segment, we continue to launch new and original programming and continue to examine opportunities to launch new Fox channels. The Company has announced the launch of a new reality cable channel to begin broadcast in fiscal 2005.

In April 2004, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. This transition to LPMs has adversely impacted the ratings of the O&Os in the markets where the transition has occurred.

The Cable Network Programming segment derives most of its revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). Monthly affiliate fees are dependent on maintenance of the cable networks’ multi-year carriage arrangements with cable television systems and DBS operators. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our cable networks, which may also adversely affect such networks’ revenues from subscriber fees and our ability to sell national and local advertising time.

The most significant operating expenses of the two reportable television segments and the Cable Network Programming segment are expenses related to acquiring programming and the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house advertising sales force as well as salaries, employee benefits, rent and other routine overhead.

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, we may seek renewals on commercial terms. However, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by FOX, its affiliates, and our regional sports networks (“RSNs”), and could adversely affect our advertising and affiliate revenues. Conversely, if we are able to renew these contracts, our results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal 2013 and a contract with MLB through fiscal 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming cost inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11, 2001 and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts. The charge by contract was as follows: NFL for $387 million, MLB for $225 million and NASCAR for $297 million.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 was a loss per share of $0.67.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at June 30, 2004 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2004, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

While the Company seeks to ensure compliance with federal indecency laws and related Federal Communications Commission (“FCC”) regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

RESULTS OF OPERATIONS

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

Management believes that Operating income before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating income before depreciation and amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating income before depreciation and amortization, may not be indicative of future results as operating performance is highly contingent on many factors including customer tastes and preferences.

The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating income before depreciation and amortization.

Results of Operations—Fiscal 2004 versus Fiscal 2003

The following table sets forth the Company’s operating results, by segment, for fiscal 2004 as compared to fiscal 2003.

	For the years ended June 30,
	2004	2003	Change	% Change
	(in millions)
Revenues: (1)
Filmed Entertainment	$5,210	$4,498	$712	16%
Television Stations	2,166	2,115	51	2%
Television Broadcast Network	2,390	2,244	146	7%
Cable Network Programming	2,409	2,145	264	12%

Total revenues	$12,175	$11,002	$1,173	11%

Operating income (loss):
Filmed Entertainment	$913	$662	$251	38%
Television Stations	977	921	56	6%
Television Broadcast Network	(80)	(100)	20	20%
Cable Network Programming	488	300	188	63%

Total operating income	2,298	1,783	515	29%

Interest expense, net	(166)	(136)	(30)	(22)%
Equity earnings (losses) of affiliates, net	(5)	(1)	(4)	**
Minority interest in subsidiaries	(6)	(29)	23	79%
Other, net	60	—	60	**

Income before provision for income taxes	2,181	1,617	564	35%
Provision for income tax expense on a stand-alone basis	(828)	(586)	(242)	(41)%

Net income	$1,353	$1,031	$322	31%

Other data:
Operating income before depreciation and amortization: (2)
Filmed Entertainment	$967	$717	$250	35%
Television Stations	1,032	983	49	5%
Television Broadcast Network	(55)	(81)	26	32%
Cable Network Programming	658	472	186	39%

Total operating income before depreciation and amortization	$2,602	$2,091	$511	24%

Depreciation and amortization:
Filmed Entertainment	$54	$55	$(1)	(2)%
Television Stations	55	62	(7)	(11)%
Television Broadcast Network	25	19	6	32%
Cable Network Programming	41	47	(6)	(13)%

Total depreciation and amortization	$175	$183	$(8)	(4)%

**	not meaningful

FOOTNOTES:

(1)	In January 2002, the Company adopted Emerging Issues Task Force No. (“EITF”) 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income, Net income and Earnings per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the years ended June 30,
	2004	2003
	(in millions)
Gross revenues	$12,304	$11,127
Amortization of cable distribution investments	(129)	(125)

Revenues	$12,175	$11,002

(2)	Operating income before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income before depreciation and amortization. Since Operating income before depreciation and amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the consolidated financial statements included elsewhere in this filing. The following is a reconciliation of Operating income before depreciation and amortization to Operating income (loss) by segment:

	For the year ended June 30, 2004
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$967	$54	$—	$913
Television Stations	1,032	55	—	977
Television Broadcast Network	(55)	25	—	(80)
Cable Network Programming	658	41	129	488

Total	$2,602	$175	$129	$2,298

	For the year ended June 30, 2003
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$717	$55	$—	$662
Television Stations	983	62	—	921
Television Broadcast Network	(81)	19	—	(100)
Cable Network Programming	472	47	125	300

Total	$2,091	$183	$125	$1,783

Overview For the year ended June 30, 2004, the Company’s revenues increased $1,173 million from $11,002 million for the year ended June 30, 2003 to $12,175 million. This 11% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 9% for the year ended June 30, 2004 due to higher film amortization and increased home entertainment manufacturing and marketing costs at the Filmed Entertainment segment and increased sports programming costs for MLB at the Television Broadcast Network segment. Selling, general and administrative expenses decreased approximately $37 million or 3% from fiscal 2003 primarily due to the impact of the sale of the Los Angeles Dodgers (“Dodgers”) in February 2004 and the recovery of approximately $15 million of certain receivable claims against Adelphia Communications Corporation (“Adelphia”). As a result of the bankruptcy of Adelphia, these receivables were written off in the fourth quarter of fiscal 2002. Depreciation and amortization expense decreased 4% from fiscal 2003 primarily due to the sale of the Dodgers. For the year ended June 30, 2004, Operating income and Operating income before depreciation and amortization increased $515 million to $2,298 million and $511 million to $2,602 million, respectively, from fiscal 2003. These increases were due to improved results at the Filmed Entertainment and Cable Network Programming segments.

Equity losses of affiliates of $5 million for the year ended June 30, 2004 increased $4 million from a loss of $1 million for fiscal 2003. This increase was primarily due to losses from the first time inclusion of the Company’s share of the results of The DIRECTV Group, Inc. (“DTV”), which was acquired on December 22, 2003, which was partially offset by improved results at Regional Programming Partners (“RPP”).

Net income for the year ended June 30, 2004 was $1,353 million ($1.44 per share), an improvement of $322 million from $1,031 million ($1.17 per share) for fiscal 2003. This improvement was due to the increased operating results noted above for the year ended June 30, 2004 as compared to fiscal 2003. As of June 30, 2004, the Company had 938 million weighted average shares outstanding as compared to 881 million weighted average shares outstanding as of June 30, 2003. The increase in weighted average shares outstanding was due to 50 million shares that were issued in November 2002 related to a stock offering by the Company and 75 million shares that were issued to The News Corporation Limited (“News Corporation”) in connection with the acquisition of DTV on December 22, 2003.

Filmed Entertainment - For the year ended June 30, 2004, revenues at the Filmed Entertainment segment increased from $4,498 million to $5,210 million, or 16%. This increase was primarily due to higher worldwide home entertainment revenues reflecting the strong worldwide performances of previously successful theatrical releases, X-2: X-Men United, Daredevil, League of Extraordinary Gentlemen, and Cheaper by the Dozen, and improved performance from various library titles on DVD as compared to fiscal 2003. Television titles, including The Simpsons, 24, Buffy the Vampire Slayer, Dharma & Greg, and Family Guy, also contributed to the increase in home entertainment revenue. In addition, a stronger film lineup and more feature films available during fiscal 2004 contributed higher revenues from worldwide pay and free television. Fiscal 2003 home entertainment titles included the successes of Ice Age, Minority Report, and Shallow Hal.

The year ended June 30, 2004 also included several strong theatrical releases, including Day After Tomorrow, Dodgeball, Man On Fire, Garfield, and Master and Commander: The Far Side of the World. Fiscal 2003 theatrical releases included X-2: X-Men United, Daredevil, Minority Report, Road To Perdition, and Drumline.

For the year ended June 30, 2004, the Filmed Entertainment segment reported Operating income of $913 million as compared to $662 million in fiscal 2003. Operating income before depreciation and amortization increased to $967 million as compared to $717 million in fiscal 2003. These improvements were due to the revenue increases noted above, partially offset by increased home entertainment marketing and manufacturing costs directly associated with the increase in worldwide home entertainment revenues.

Television Stations - For the year ended June 30, 2004, the Television Stations segment’s revenues increased to $2,166 million from $2,115 million in fiscal 2003. Advertising revenues in the 26 markets of the Company’s stations were consistent with the fiscal 2003. The Television Stations segment’s $51 million or 2% increase in revenues was primarily due to increased advertisements from the automotive and financial institutions categories, partially offset by fewer political advertisements. The decrease in political advertising in fiscal 2004 contributed to the Company’s O&Os 0.5% increase in market share, as the O&O’s proportional share of political advertising has historically been lower than other major networks. These share gains were also driven by strong sales for the Emmy Awards, American Idol, local morning newscasts and the NFL on FOX, which were partially offset by the non-renewal of the Boston Red Sox broadcasts in the Boston market. For the year ended June 30, 2004, the Television Stations segment generated Operating income of $977 million, an increase of $56 million, or 6% over fiscal 2003. Expenses decreased primarily due to lower program amortization and depreciation. Operating income before depreciation and amortization increased $49 million to $1,032 million from $983 million in fiscal 2003 due to revenue increases.

Television Broadcast Network - For the year ended June 30, 2004, the Television Broadcast Network segment’s revenues increased $146 million to $2,390 million from $2,244 million in fiscal 2003. This 7% increase was primarily due to an increased number of MLB games televised and improved ratings and pricing for the MLB 2003 post season. Also contributing to the increase in advertising revenue were pricing increases for prime time programming, the Emmy Awards, which were not telecast on FOX in fiscal 2003, and higher pricing for NFL broadcasts. These increases were partially offset by ratings declines of 14% due to fewer episodes of American Idol being broadcast in fiscal 2004, the success in fiscal 2003 of Joe Millionaire and decreased Sunday night ratings. Operating losses for the Television Broadcast Network segment decreased $20 million to a loss of $80 million and Operating income before depreciation and amortization decreased $26 million to a loss of $55 million over fiscal 2003. Increased MLB, NFL and prime time programming costs partially offset the revenue increases.

Cable Network Programming - Total revenues for the Cable Network Programming segment increased by $264 million or approximately 12% from $2,145 million to $2,409 million for the year ended June 30, 2004. This increase reflected improved results across all of the Cable Network Programming channels. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSNs’ revenues increased 24%, 10%, and 14%, respectively, over fiscal 2003.

At Fox News, advertising revenues increased 34% from fiscal 2003 primarily due to improved pricing and volume. Affiliate revenue increased 5%, which can be attributed to an increase in subscribers from fiscal 2003. As of June 30, 2004, Fox News reached 85 million Nielsen households, a 3% increase over fiscal 2003.

At FX, advertising revenues increased 14% over fiscal 2003 due to higher ratings and improved pricing. Affiliate revenues increased 6% over fiscal 2003, reflecting an increase in subscribers and average rates per subscriber. As of June 30, 2004, FX reached approximately 84 million Nielsen households, a 5% increase over fiscal 2003.

At the RSNs, affiliate revenues increased 14% over fiscal 2003 primarily due to an increase in DBS subscribers and higher average rates per subscriber. Advertising revenues increased 11% primarily due to higher pricing per game for MLB telecasts resulting from an improved sports advertising market, more National Hockey League (“NHL”) and National Basketball Association (“NBA”) events and improved news and collegiate advertising sales.

The Cable Network Programming segment reported Operating income of $488 million, an increase of $188 million from fiscal 2003. These improvements were primarily driven by the revenue increases noted above as well as decreased losses resulting from the sale of the Dodgers in February 2004 and the recovery of approximately $15 million of certain receivable claims against Adelphia in November 2003. Partially offsetting these improvements were higher expenses for programming enhancements at Fox News, higher average sports rights fees and higher entertainment programming costs. Operating income before depreciation and amortization increased $186 million to $658 million from $472 million in fiscal 2003.

Interest expense, net - Interest expense, net increased $30 million for the year ended June 30, 2004 from $136 million to $166 million due to an increase in average amounts Due to affiliates of News Corporation resulting from the acquisition of DTV and interest expense from New Millennium II. (See Liquidity and Capital Resources).

Equity earnings (losses) of affiliates, net - Equity losses of affiliates of $5 million for the year ended June 30, 2004 increased $4 million from a loss of $1 million for fiscal 2003. This increase was primarily due to losses from the first time inclusion of the Company’s share of the results of DTV, which was acquired on December 22, 2003, which was partially offset by improved results at RPP.

	Ownership Percentage	For the years ended June 30,
		2004	2003	Change
		(in millions)
RPP	40%	$71	$23	$48
DTV(a)	34%	(54)	—	(54)
National Geographic Channel - Domestic	67%	(14)	(19)	5
National Geographic Channel - International	50%	(1)	(2)	1
National Sports Partners	50%	(25)	(20)	(5)
Other	Various	18	17	1

Total equity earnings (losses) of affiliates, net		$(5)	$(1)	$(4)

FOOTNOTES:

(a)	The Company purchased its 34% interest in DTV in December 2003.

The Company’s share of RPP’s income was $71 million for the twelve months ended June 30, 2004, as compared to $23 million in fiscal 2003. This improvement is primarily due to income recognized by RPP from the termination of certain MLB rights agreements.

The Company’s share of DTV’s results has been adjusted to reflect the Company’s initial determination of the fair value of DTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain transactions that were recognized by DTV as income and expense within its earnings during the six months ended June 30, 2004. Such adjustments, including DTV’s gains on the sale of securities, charges related to the sale of its PanAmSat business and write-off of deferred costs in connection with DTV’s change of accounting, were recognized in fiscal 2004 through the Company’s purchase price allocation. The Company’s resulting share of DTV’s losses was $54 million during the year ended June 30, 2004, which included $29 million from amortization of certain finite-lived intangibles.

Other, net - Other, net was a gain of $60 million for the year ended June 30, 2004. During fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was a return of capital. For the year ended June 30, 2004, Other, net also included a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York and a gain of $9 million on the sale of the Company’s interest in the SportsChannel Chicago Associates and SportsChannel Pacific Associates. These gains were partially offset by a loss of $19 million, pending the final determination of contractual adjustments, on the sale of the Dodgers and a $7 million loss on the Company’s sale of its investment in the Staples Center.

Minority interest in subsidiaries - Minority interest in subsidiaries decreased $23 million from an expense of $29 million for the year ended June 30, 2003 to an expense of $6 million for the year ended June 30, 2004 due to the Company’s acquisition of substantially all of the outstanding equity of New Millennium II held by third parties. (See Liquidity and Capital Resources).

Provision for income tax on a stand-alone basis - The effective tax rate for the year ended June 30, 2004 was 38.0% as compared to the fiscal 2003 effective tax rate of 36.2%. The effective tax rate for fiscal 2004 was affected by both non-deductible goodwill expense in connection with the sale of the Dodgers as well as an increase in state income tax provisions, which increased the effective tax rate above statutory rate levels.

Results of Operations—Fiscal 2003 versus Fiscal 2002

The following table sets forth the Company’s operating results, by segment, for fiscal 2003 as compared to fiscal 2002.

	For the years ended June 30,
	2003	2002	Change	% Change
	(in millions)
Revenues: (1)
Filmed Entertainment	$4,498	$4,048	$450	11%
Television Stations	2,115	1,875	240	13%
Television Broadcast Network	2,244	2,048	196	10%
Cable Network Programming	2,145	1,754	391	22%

Total revenues	$11,002	$9,725	$1,277	13%

Operating income (loss):
Filmed Entertainment	$662	$485	$177	36%
Television Stations	921	598	323	54%
Television Broadcast Network	(100)	(283)	183	65%
Cable Network Programming	300	6	294	**
Other operating charge	—	(909)	909	**

Total operating income	1,783	(103)	1,886	**

Interest expense, net	(136)	(241)	105	44%
Equity earnings (losses) of affiliates, net	(1)	(144)	143	99%
Minority interest in subsidiaries	(29)	(37)	8	22%
Other, net	—	1,540	(1,540)	**

Income before provision for income taxes and cumulative effect of accounting change	1,617	1,015	602	59%
Provision for income tax expense on a stand-alone basis	(586)	(408)	(178)	(44)%

Income before cumulative effect of accounting change	1,031	607	424	70%
Cumulative effect of accounting change, net of tax	—	(26)	26	**

Net income	$1,031	$581	$450	77%

Other data:
Operating income before depreciation and amortization: (2)
Filmed Entertainment	$717	$544	$173	32%
Television Stations	983	798	185	23%
Television Broadcast Network	(81)	(263)	182	69%
Cable Network Programming	472	243	229	94%
Other operating charge	—	(909)	909	**

Total operating income before depreciation and amortization	$2,091	$413	$1,678	**

Depreciation and amortization:
Filmed Entertainment	$55	$59	$(4)	(7)%
Television Stations	62	200	(138)	(69)%
Television Broadcast Network	19	20	(1)	(5)%
Cable Network Programming	47	121	(74)	(61)%

Total depreciation and amortization	$183	$400	$(217)	(54)%

**	not meaningful

FOOTNOTES:

(1)	In January 2002, the Company adopted EITF 01-09, which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income, Net income and Earnings per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	For the years ended June 30,
	2003	2002
	(in millions)
Gross revenues	$11,127	$9,841
Amortization of cable distribution investments	(125)	(116)

Revenues	$11,002	$9,725

(2)	Operating income before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income before depreciation and amortization. Since Operating income before depreciation and amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance prepared in accordance with GAAP and presented in the consolidated financial statements included elsewhere in this filing. The following is a reconciliation of Operating income before depreciation and amortization to Operating income (loss) by segment:

	For the year ended June 30, 2003
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$717	$55	$—	$662
Television Stations	983	62	—	921
Television Broadcast Network	(81)	19	—	(100)
Cable Network Programming	472	47	125	300

Total	$2,091	$183	$125	$1,783

	For the year ended June 30, 2002
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$544	$59	$—	$485
Television Stations	798	200	—	598
Television Broadcast Network	(263)	20	—	(283)
Cable Network Programming	243	121	116	6
Other operating charge	(909)	—	—	(909)

Total	$413	$400	$116	$(103)

Overview - For the year ended June 30, 2003, the Company’s revenues increased $1,277 million from $9,725 million for the year ended June 30, 2002 to $11,002 million. This 13% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 6% for the year ended June 30, 2003 due to increased theatrical and home entertainment marketing costs and home entertainment production costs at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 4% as compared to the year ended June 30, 2002 due to the consolidation of the Acquired Stations (as defined below) and the WPWR television station. Depreciation and amortization expenses decreased approximately 54% due to the Company’s adoption of SFAS No. 142 resulting in the elimination of the amortization of goodwill and indefinite-lived intangible assets, which impacted primarily the Television Stations and Cable Network Programming segments. For the year ended June 30, 2003, Operating income and Operating income before depreciation and amortization increased $1,886 million to $1,783 million and $1,678 million to $2,091 million, respectively, from the fiscal 2002. These increases were in part due to the Company’s $909 million Other operating charge during the year ended June 30, 2002 for the write down of the Company’s national sports contracts without a comparative charge in fiscal 2003. In addition, increased results at the Television Stations and Cable Network Programming segments contributed to the increases in Operating income and Operating income before depreciation and amortization.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ assets and supersedes APB Opinion No. 17, “Intangible Assets,” and replaces it with requirements to assess goodwill and indefinite-lived intangible assets annually for impairment. Intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives. SFAS No. 142 required the Company to perform an initial impairment assessment of its goodwill and indefinite-lived intangible assets as of the date of adoption. This impairment assessment compared the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company has determined that none of its goodwill and indefinite-lived intangible assets are impaired. Had the Company adopted SFAS No. 142 on July 1, 2001, Depreciation and amortization expense, Operating income (loss), Equity earnings (losses) of affiliates, net, Income before cumulative effect of accounting change and Earnings (loss) per share before cumulative effect of accounting change would have been $187 million, $110 million, $(115) million, $790 million, and $0.94 per share, respectively.

Equity losses of affiliates of $1 million for the year ended June 30, 2003 improved $143 million from losses of $144 million from fiscal 2002. This improvement was primarily related to improved results at RPP and the National Geographic Channel – Domestic as well as the absence of losses from Fox Family Worldwide (“FFW”) since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $29 million for the year ended June 30, 2002.

Net income for the year ended June 30, 2003 was $1,031 million ($1.17 per share), an improvement of $450 million from $581 million ($0.69 per share) for fiscal 2002. This improvement is due to the increased operating results noted above for the year ended June 30, 2003 as compared to fiscal 2002 and the Company’s $909 million Other operating charge during the year ended June 30, 2002 for the write down of the Company’s national sports contracts without a comparative charge in fiscal 2003. These improvements were partially offset by the non-recurring gains recognized on the sales of FFW and Outdoor Life Network in fiscal 2002 without comparative gains in fiscal 2003.

Filmed Entertainment - Revenue at the Filmed Entertainment segment increased from $4,048 million for the year ended June 30, 2002 to $4,498 million, or 11%. This increase was primarily due to increased worldwide home entertainment revenues, most notably from the strong worldwide performance of Ice Age and Shallow Hal, and increased worldwide theatrical revenues due to the strong releases of X-2: X-Men United and Daredevil. During fiscal 2003, the Company had several additional successful theatrical releases, including the domestic theatrical launches and subsequent strong home entertainment performances of Like Mike and Drumline and the international theatrical launches and subsequent strong home entertainment performances of Minority Report and Road to Perdition. Fiscal 2002 results included the strong worldwide theatrical, worldwide home entertainment and domestic pay-television performances of Planet of the Apes and Dr. Dolittle 2, worldwide theatrical performance of Ice Age and the international theatrical and worldwide home entertainment performance of Moulin Rouge. For the year ended June 30, 2003, the Filmed Entertainment segment reported Operating income of $662 million as compared to $485 million for fiscal 2002. Operating income before depreciation and amortization increased to $717 million as compared to $544 million for fiscal 2002. These increases were primarily due to the revenue increases noted above, most notably from Ice Age, and improved margins on DVD product due to increased volume, which were partially offset by increased home entertainment marketing costs. At Twentieth Century Fox Television (“TCFTV”), for the year ended June 30, 2003, contributions increased due to increased worldwide home entertainment revenues for 24, Angel, Buffy the Vampire Slayer and The Simpsons, higher network revenues for The Practice and the domestic syndication of The X-Files and King of the Hill. Improved profit rates on series due to DVD products and lower series production costs due to fewer episodes being produced also contributed to TCFTV’s increased results.

Television Stations - On July 31, 2001, the Company acquired the television broadcasting business of Chris-Craft Industries, Inc., (“Chris-Craft”) consisting of ten television stations and subsequently exchanged four former Chris-Craft stations with Viacom, Inc., Clear Channel Communications, Inc. and Meredith Corporation for five other television stations (after giving effect to these transactions the acquired television stations are referred to as the “Acquired Stations”). In addition, in August 2002, the Company acquired WPWR in the Chicago designated market area (“DMA”) from Newsweb Corporation. These acquisitions increased the number of the Company’s O&Os to 35 full power stations, including nine duopolies.

For the year ended June 30, 2003, the Television Stations segment’s revenues increased to $2,115 million from $1,875 million in fiscal 2002. This $240 million, or 13% increase primarily resulted from higher advertising revenues, the impact of the Acquired Stations and the acquisition of WPWR. Advertising revenues in the 26 markets of the Company’s O&O’s continued to improve versus the fiscal 2002, up approximately 9%. This increase is primarily due to the market rebounding and heavy political spending. Automotive, movies, telecommunications and political spending are all stronger than they were in fiscal 2002. The revenue increases noted above contributed to the Company’s O&Os market share increase of 1.4 percentage points from fiscal 2002. This market share gain was partially offset by heavy political spending on competitor stations in fiscal 2003, the loss of the New York Yankee broadcasts in the New York market and the loss of the Boston Red Sox broadcasts in the Boston market. For the year ended June 30, 2003, the Television Stations segment generated Operating income of $921 million, which was $323 million, or 54% higher than fiscal 2002. This increase was due to the revenue increases noted above and lower local program production costs as a result of the non-renewal of New York Yankee and Boston Red Sox baseball game broadcasts. This increase was partially offset by higher fringe benefits expenses, a full year of the Acquired Stations’ operating expenses in fiscal 2003, higher marketing costs to promote the FOX prime time schedule and operating expenses of WPWR. Operating income before depreciation and amortization increased $185 million to $983 million from $798 million.

Television Broadcast Network - For the year ended June 30, 2003, the Television Broadcast Network segment’s revenues increased $196 million to $2,244 million from $2,048 million in fiscal 2002. This 10% increase is due to higher ratings and pricing increases for prime time programming, most notably from American Idol and Joe Millionaire, higher ratings for the NFL, and the DAYTONA 500, which was not telecast on FOX in fiscal 2002. These increases were partially offset by the non-recurring telecast of the Super Bowl on FOX in fiscal 2002. Operating losses for the Television Broadcast Network segment improved $183 million to a loss of $100 million and Operating income before depreciation and amortization improved $182 million to a loss of $81 million compared to fiscal 2002. These operating improvements were driven by the revenue increases noted above and lower programming rights costs due to the non-recurring telecast of the Super Bowl on FOX in fiscal 2002. These improvements are partially offset by higher prime time license fees for returning series, increased costs for series cancellations, higher programming costs related to the Company’s national sports contracts, and increases in advertising expenses for prime time series.

Cable Network Programming - Total revenues for the Cable Network Programming segment increased by $391 million or approximately 22% from $1,754 million to $2,145 million for the year ended June 30, 2003. This increase reflects improved results across all of the Cable Network Programming channels. Also contributing to this increase was the full year consolidation of the Sunshine Network (“Sunshine”) and Fox Sports International. Fox News’, FX’s and the RSNs’ revenues increased 49%, 15%, and 16%, respectively, from fiscal 2002.

At Fox News, advertising revenues increased 85% from fiscal 2002 due to improved ratings and increased pricing, partially offset by higher pre-emptions. Affiliate revenues increased by 12%, attributed to an increase in subscribers versus fiscal 2002, partially offset by a 4% increase in amortization of cable distribution investments. As of June 30, 2003, Fox News reached approximately 83 million Nielsen households, a 3% increase over fiscal 2002.

At FX, advertising revenues increased 25% over fiscal 2002 as a result of increased subscribers and higher pricing. FX affiliate revenues increased 8% from fiscal 2002, reflecting an increase in subscribers, partially offset by a 15% increase in amortization of cable distribution investments. As of June 30, 2003, FX reached over 80 million Nielsen households, a 3% increase over fiscal 2002.

At the RSNs, affiliate revenues increased 20% over fiscal 2002 primarily from an increase in DBS subscribers and the consolidation of Sunshine. Advertising revenues increased 12% primarily due to the telecast of more MLB and collegiate games and the higher pricing per game for MLB, NBA and NHL telecasts resulting from an improved sports advertising market, partially offset by a reduced number of NBA games.

The Cable Network Programming segment reported Operating income of $300 million, an increase of $294 million from fiscal 2002. These improvements were primarily driven by the revenue increases noted above, lower amortization expense due to the Company’s adoption of SFAS No. 142 on July 1, 2002, the fiscal 2002 bad debt provision related to Adelphia receivables and the consolidation of Sunshine for the full year. Partially offsetting these improvements were higher expenses for programming enhancements and consumer marketing at Fox News, higher programming costs at FX and SPEED Channel, higher average rights fees for professional events at the RSNs and the consolidation of expenses from Sunshine and Fox Sports International for the full year. Operating income before depreciation and amortization increased $229 million to $472 million from $243 million from fiscal 2002.

Interest expense, net - Interest expense, net decreased $105 million for the year ended June 30, 2003 from $241 million to $136 million due to the decreased interest expense resulting from the redemption of the Notes (as defined below in Liquidity and Capital Resources) and from reduced amounts Due to affiliates of News Corporation resulting from repayments.

Equity earnings (losses) of affiliates, net - Equity losses of affiliates of $1 million for the year ended June 30, 2003 improved $143 million from losses of $144 million from fiscal 2002. This improvement was primarily related to improved earnings at RPP and the National Geographic Channel—Domestic as well as the absence of losses from FFW since its sale in October 2001. Also contributing to this improvement was decreased amortization expense due to the adoption of SFAS No. 142. Had the Company adopted SFAS No. 142 on July 1, 2001, Equity losses of affiliates would have improved by $29 million for the year ended June 30, 2002.

	Ownership Percentage	For the years ended June 30,
		2003	2002	Change
		(in millions)
Fox Family Worldwide (a)	50%	$—	$(51)	$51
Fox Sports International (b)	50%	—	(9)	9
National Geographic Channel - Domestic	67%	(19)	(42)	23
National Geographic Channel - International	50%	(2)	(3)	1
National Sports Partners	50%	(20)	(25)	5
Regional Programming Partners	40%	23	(9)	32
Ventures Arena	40%	7	4	3
Other	Various	10	(9)	19

Total equity earnings (losses) of affiliates, net		$(1)	$(144)	$143

FOOTNOTES:

(a)	The Company sold its interests in FFW in October 2001.
(b)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment.

The Company’s share of RPP’s income was $23 million for the year ended June 30, 2003, as compared to losses of $9 million in fiscal 2002. This improvement is primarily due to the prior year charges from Madison Square Garden associated with the termination of two professional player contracts, significant cost savings at the Metro Channels, and lower amortization of intangible assets resulting from RPP’s implementation of SFAS No. 142 effective January 1, 2002. Partially offsetting the improvement is a player compensation charge and lower earnings from the professional teams in fiscal 2003.

The Company’s share of National Geographic Channel-Domestic’s loss was $19 million for the year ended June 30, 2003, as compared to a loss of $42 million in fiscal 2002. Affiliate and advertising revenues increased due to a significant growth in distribution. Partially offsetting the increase in revenues was higher programming amortization supporting an increased investment in quality programming. As of June 30, 2003, National Geographic Channel—Domestic reached over 43 million Nielsen households.

Minority interest in subsidiaries - Minority interest in subsidiaries decreased $8 million to $29 million for the year ended June 30, 2003 due to a decrease in the average amount of Preferred Interests outstanding and the corresponding decrease in Preferred Payments.

Other, net - Other, net was $1,540 million for the year ended June 30, 2002, including the gains recognized on the sales of FFW in the amount of $1,439 million and Outdoor Life Network LLC in the amount of $147 million.

Income tax on a stand-alone basis - The effective tax rate for the year ended June 30, 2003 was 36.2% as compared to the fiscal 2002 effective tax rate of 40.2%. The effective tax rate for fiscal 2002 was affected by the amortization of non-deductible goodwill, which increased the effective tax rate above statutory rate levels.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At June 30, 2004, the Company had $4,236 million and $659 million of amounts due to affiliates of News Corporation and borrowings from New Millennium II, respectively, $122 million of cash and cash equivalents and $18 billion of shareholders’ equity. At June 30, 2003, the Company had $704 million and $762 million of amounts due to affiliates of News Corporation and borrowings from New Millennium II (presented in Minority interest in subsidiaries in fiscal 2003 – See New Millennium II), respectively, $72 million of cash and cash equivalents and $14 billion of shareholders’ equity.

The Company’s principal sources of cash are internally generated funds, borrowings from News Corporation and its subsidiaries and various film financing alternatives. As of June 30, 2004, News Corporation had consolidated cash and cash equivalents of $3.9 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash from operations, proceeds from the sale of certain assets and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Sources and Uses of Cash

Net cash provided by operating activities for the years ended June 30, 2004 and 2003 was $1.2 billion and $1.3 billion, respectively. This decrease is primarily due to increased filmed entertainment and television programming costs due to higher contractual sports rights payments and increased production spending related to the new summer television primetime line-up. During the year ended June 30, 2004, the Company made higher scheduled NFL rights payments, increased production spending related to the new summer television primetime line-up, increased pension contributions and made higher income tax payments (see below) as compared to fiscal 2003. These uses of cash were partially offset by higher net income (adjusted for non-cash items) during fiscal 2004.

Net cash used in investing activities for the years ended June 30, 2004 and 2003 was $19 million and $752 million, respectively. The higher use of cash in fiscal 2003 is primarily due to fiscal 2003’s use of cash in the acquisition of WPWR for the purchase price of $425 million with no comparable transaction in fiscal 2004. In addition, in fiscal 2004, the Company sold its investment in the Staples Center for $128 million and sold the Dodgers. Cash received on the sale of the Dodgers was $155 million, which was net of $70 million in contractual closing adjustments and payments to the minority shareholder. The Company has agreed to remit $50 million during the first two years following the closing of the sale of the Dodgers to reimburse the buyer for certain pre-existing commitments of which $23 million was paid in fiscal 2004, $22 million will be paid in fiscal 2005 and $5 million will be paid in fiscal 2006.

Net cash used in financing activities during the years ended June 30, 2004 and 2003 was $1.1 billion and $539 million, respectively. The increase in cash used in financing activities is primarily attributable to a net increase in repayments to affiliates of News Corporation. In fiscal 2003, the Company redeemed all of the outstanding 9 3/4% Senior Discount Notes due 2007 and 8 7/8% Senior Notes due 2007 in the aggregate amount of $947 million. In addition, in December 2002, the Company sold 50 million shares of Class A Common Stock for $1.2 billion in proceeds, which the Company then used to reduce obligations due to affiliates of News Corporation. In a non-cash transaction, the Company issued two promissory notes to News Corporation in connection with the DTV transaction.

Under a tax sharing agreement between the Company and News Corporation (“Tax Sharing Agreement”), the Company is included in the consolidated tax return of News Corporation. Amounts paid in accordance with the Tax Sharing Agreement, which were included in Due to affiliates of News Corporation, were $635 million, $282 million and $370 million during the years ended June 30, 2004, 2003 and 2002, respectively. The difference between June 30, 2004 and 2003 primarily relates to the capital gain on the sale of the Company’s interest in the Dodgers and the SportsChannels, an increase in taxable income and an increase in state tax payments.

During fiscal 2004, the Company made cash contributions to its pension plans in the amount of $128 million as compared to cash contributions of $51 million during fiscal 2003. As a result of these cash contributions and improved asset returns, the Company reduced its minimum pension liability by approximately $31 million at June 30, 2004 as compared to increasing its minimum pension liability by approximately $109 million at June 30, 2003. Almost all of the fiscal 2004 contributions were voluntary to enhance the funded status of the Company’s plans. The Company does not expect mandatory pension funding requirements to be significant in fiscal 2005. However, the Company does expect to continue making discretionary contributions to the plans during fiscal 2005.

Issuances of Stock

Transaction	Amount of issuance	Number of Shares	Footnote reference
	(in millions)
Fiscal year 2004
DTV transaction	$2,302	75	5

Fiscal year 2003
Common stock offering	$1,212	50	3

Fiscal year 2002
Chris-Craft transaction	$3,432	122	4
Fox Sports International transaction	115	4	6

Debt Instruments, Guarantees and Related covenants

Intercompany Financing - The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the year ended June 30, 2004, the weighted average intercompany interest rate was 8%. The Company anticipates that operating cash flows and borrowings from News Corporation will be sufficient to meet its working capital requirements. In addition to the agreed upon intercompany interest rate and in connection with the DTV acquisition, the Company issued to News Corporation two promissory notes totaling $4.5 billion. One promissory note is in the amount of $2 billion and bears interest at a rate of LIBOR plus 1% per annum at June 30, 2004. The other promissory note is in the amount of $2.5 billion and bears interest at 8% per annum.

Public Debt Redemptions - In August 2002, the Company and its subsidiary, Fox Sports Networks, LLC redeemed all of the outstanding 9 3/4 % Senior Discount Notes due 2007 and 8 7/8% Senior Notes due 2007 (collectively, the “Notes”) in the aggregate amount of $947 million.

Single-Film Production Financing - In fiscal 2003, the Company had a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bore interest at approximately 1.9%. In April 2003, the Company repaid it in full.

New Millennium II – Considering the competitive environment and costs associated with film production, film studios, including the Company, constantly evaluate the risks and rewards of film production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. Historically, the Company has funded its film production by borrowing under a commercial paper facility (the “Facility”) but is presently funding film production through operating cash flows or through borrowings from News Corporation.

During fiscal 2002 and 2003, the Company was party to a series of film rights agreements whereby a controlled consolidated subsidiary of the Company funded the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). Under the New Millennium II Agreement, a preferred limited liability membership interest (“Preferred Interest”) was issued to Tintagel Investors L.L.C. (“Tintagel”) to fund the film financing, which was presented on the consolidated balance sheets as Minority interest in subsidiaries, and the corresponding return on the Preferred Interests (the “Preferred Payments”) were presented as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

During fiscal 2004, the Company purchased substantially all of the outstanding equity of Tintagel, the entity that held the Preferred Interest (discussed above) for $25.5 million, plus accrued and unpaid Preferred Payments of $106,000. As a result of the acquisition of this equity interest, the Company consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments have been eliminated. Tintagel’s outstanding indebtedness of $659 million at June 30, 2004 was included in Borrowings on the consolidated balance sheet and the corresponding interest expense was included in Interest expense, net in the consolidated statement of operations. As of June 30, 2003, there was $762 million of Preferred Interests outstanding, which was presented on the consolidated balance sheets as Minority interest in subsidiaries. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities. For the three years ended June 30, 2004, the Company borrowed $479 million, $520 million and $657 million and repaid $556 million, $608 million and $649 million, respectively, under the Facility.

In May 2004, the Company ended the transfer term under the New Millennium II Agreement and will no longer draw any borrowings under the Facility. In accordance with the terms of the termination, the Company will repay $636 million of the Facility in fiscal 2005 and $23 million in fiscal 2006. In July 2004, the Company repaid $375 million of the amount due in fiscal 2005, with $261 million remaining to be repaid in fiscal 2005.

Ratings of News Corporation Public Debt

The table below summarizes News Corporation’s credit ratings as of June 30, 2004.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
S&P	BBB-	Positive

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments and borrowings as of June 30, 2004 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these commitments primarily with operating cash flow generated in the normal course of business.

	As of June 30, 2004
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contractual Obligations and Commitments
Due to affiliates of News Corporation (a)	$4,236	$—	$—	$4,236	$—
New Millennium II Preferred Interest (b)	659	636	23	—	—
Major League Baseball (c)	1,308	412	896	—	—
National Football League (d)	1,580	765	815	—	—
National Association of Stock Car Auto Racing (e)	1,226	301	536	285	104
Capital expenditures	80	60	20	—	—
Operating leases (f)	975	119	198	148	510
Other programming commitments and obligations (g)	5,643	1,495	1,528	1,056	1,564

Total Contractual Obligations and Commitments	$15,707	$3,788	$4,016	$5,725	$2,178

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

	As of June 30, 2004
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contingent Guarantees
Guarantees (h)	$9,748	$—	$—	$—	$9,748
Guarantees of equity affiliates (i)	11	11	—	—	—

FOOTNOTES:

(a)	The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $4.2 billion of indebtedness to affiliates of News Corporation as of June 30, 2004, which extends through June 30, 2008.
(b)	See discussion of New Millennium II above.
(c)	The Company’s contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $1.3 billion as of June 30, 2004. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee aggregating $385 million over the remaining term. The amounts reflected on the above schedule have not been reduced by the sublicense.

(d)	Under the Company’s contract with the NFL through fiscal 2006, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $1.6 billion as of June 30, 2004, and are payable over the remaining term of the contract.
(e)	The Company’s contracts with NASCAR, which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal 2009 and exclusive NASCAR content rights as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing SPEED Channel through fiscal 2013. The remaining future minimum payments aggregated approximately $1.2 billion as of June 30, 2004 and are payable over the remaining terms assuming no early terminations.
(f)	The Company leases transponders, office facilities, equipment, and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2036.
(g)	The Company’s minimum commitments and guarantees under certain other programming, local sports broadcast rights and other agreements aggregated approximately $5.6 billion as of June 30, 2004.
(h)	See discussion of Guarantees below.
(i)	The Company guaranteed sports rights agreements for SportsChannel Chicago Associates (“SportsChannel Chicago”). SportsChannel Chicago has been notified by the team owners of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of June 30, 2004, the remaining guarantees have been reduced to approximately $11 million and will expire on September 30, 2004.

Except as otherwise discussed above, the Company does not guarantee the debt of any of its affiliates accounted for using the equity method of accounting.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2004 and 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 19 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

CRITICAL ACCOUNTING POLICIES

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of filmed entertainment costs and programming contracts. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. These differences could be material.

Revenue Recognition

Filmed Entertainment - Revenues from distribution of feature films are recognized in accordance with paragraph .07 of Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Specifically, revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the film, prerelease market research (including test market screenings) and the expected number of theaters at which the film will be released. Management updates such estimates based on information available on the progress of the film production and, upon release, the actual results of each film.

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

Television Stations, Television Broadcast Network and Cable Network Programming – Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments.

Filmed entertainment and television programming costs

Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management’s judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs associated with revenues earned and any fair value adjustments.

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

Operating Expenses

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

Sales Returns

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

Accounts Receivable

The Company continuously monitors its customers’ payment profile and maintains a provision for estimated losses based on its historical experience and any specific customer issues that have been identified.

Property, Plant and Equipment

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

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, FCC licenses, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair market value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity as compared to estimated fair values assigned to their tangible and identifiable intangible net assets. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired as well as their useful lives can significantly impact net income.

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

On July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, resulting in a reduction of Depreciation and amortization expense beginning in fiscal 2003.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142. The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

Income Taxes

The Company has not recorded a valuation allowance to reduce the amount of its deferred tax assets, as the Company believes that it is more likely than not that such assets will be realized. In making this estimate, management has considered in accordance with the Tax Sharing Agreement (See Liquidity and Capital Resources – Sources and Uses of Cash) future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event that management determines that it would not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance would be recorded against the deferred tax asset with a corresponding charge to Provision for income tax expense recognized in the period such determination was made.

Employee Costs

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, mortality rates and other factors. In accordance with GAAP, differences between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement obligations and future expense.

The Company’s expected long-term rate of return on plan assets used to compute the fiscal 2004 pension expense was 8%. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of earnings, discussions with portfolio managers and comparisons with similar companies. The expected long-term rate of return is based on an asset allocation assumption of 60% equities, 35% fixed-income securities and 5% of other investments. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $1 million in fiscal 2004.

The Company used a discount rate of 6.00% to compute fiscal 2004 pension expense. The discount rate is evaluated annually and compared to the prevailing market rate at June 30, 2004 of a portfolio of long-term high quality corporate bonds. A decrease in the discount rate of 25 basis points, from 6.00% to 5.75%, while holding all other assumptions constant, would have resulted in an increase in the Company’s pension expense of approximately $5 million in fiscal 2004.

Recent Accounting Pronouncements

In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in fiscal 2004. In May 2004, the FASB issued FASB Staff Position 106-2, providing final guidance on accounting for the Act. FASB Staff Position 106-2 will be implemented by the Company in the first quarter of fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company’s financial position, results of operations and cash flows. Therefore, the accumulated benefit obligation and the net periodic postretirement benefit cost do not reflect the impact of the new law.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options to minimize its exposure to exchange rate movements. The foreign exchange contracts have principally been used to hedge the costs of producing films abroad and have principally been denominated in the Czech Krouna, the Mexican Peso, the South African Rand, the British Pound Sterling, the Moroccan Dirham and the Euro. The Company hedges its anticipated foreign currency exposures related to filmed entertainment production costs over the life of the production (the “hedging period”). To hedge this exposure the Company uses foreign exchange contracts that generally have maturities of one week to nine months providing continuing coverage throughout the hedging period. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges. At June 30, 2004, the Company did not have any significant contracts for the sale or purchase of equivalents of foreign currencies at fixed rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fox Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Fox Entertainment Group, Inc., a Delaware corporation, and Subsidiaries (the “Company”), as of June 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fox Entertainment Group, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Los Angeles, California

August 11, 2004

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2004	2003
Assets:

Cash and cash equivalents	$122	$72
Accounts receivable, net	3,002	2,647
Filmed entertainment and television programming costs, net	3,193	3,161
Investments in equity affiliates	8,194	1,560
Property and equipment, net	1,247	1,464
Intangible assets	8,400	8,663
Goodwill	4,758	4,813
Other assets and investments	1,132	919

Total assets	$30,048	$23,299

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$1,566	$1,665
Participations and residuals payable	1,395	1,141
Television programming rights payable	1,102	1,397
Deferred revenue	318	449
Borrowings	659	—
Deferred income taxes	2,063	2,053
Other liabilities	735	797

	7,838	7,502
Due to affiliates of News Corporation	4,236	704

Total liabilities	12,074	8,206

Minority interest in subsidiaries	7	790

Commitments and contingencies

Shareholders’ Equity:

Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 426,959,080 and 352,436,375 issued and outstanding as of June 30, 2004 and 2003, respectively	4	4
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding	6	6
Additional paid-in capital	15,081	12,780
Retained earnings and accumulated other comprehensive income	2,876	1,513

Total shareholders’ equity	17,967	14,303

Total liabilities and shareholders’ equity	$30,048	$23,299

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2004	2003	2002
Revenues	$12,175	$11,002	$9,725

Expenses:
Operating	8,396	7,693	7,226
Selling, general and administrative	1,306	1,343	1,293
Depreciation and amortization	175	183	400
Other operating charge	—	—	909

Operating income (loss)	2,298	1,783	(103)

Other (Expense) Income:
Interest expense, net	(166)	(136)	(241)
Equity earnings (losses) of affiliates, net	(5)	(1)	(144)
Minority interest in subsidiaries	(6)	(29)	(37)
Other, net	60	—	1,540

Income before provision for income taxes and cumulative effect of accounting change	2,181	1,617	1,015
Provision for income tax expense on a stand-alone basis	(828)	(586)	(408)

Income before cumulative effect of accounting change	1,353	1,031	607
Cumulative effect of accounting change, net of tax	—	—	(26)

Net income	$1,353	$1,031	$581

Basic and diluted earnings per share before cumulative effect of accounting change	$1.44	$1.17	$0.72
Basic and diluted cumulative effect of accounting change, net of tax, per share	—	—	(0.03)

Basic and diluted earnings per share	$1.44	$1.17	$0.69

Basic and diluted weighted average number of common equivalent shares outstanding	938	881	838

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2004	2003	2002
Operating activities:
Net income	$1,353	$1,031	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	183	400
Amortization of cable distribution investments	129	125	116
Other operating charge	—	—	909
Cumulative effect of accounting change, net of tax	—	—	26
Equity (earnings) losses of affiliates, net	5	1	144
Cash distribution received from investees	68	4	35
Other, net	(60)	—	(1,540)
Minority interest in subsidiaries	6	11	1
Deferred income taxes	59	218	(56)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(383)	(79)	(18)
Filmed entertainment and television programming costs, net	(209)	(99)	267
Accounts payable and accrued liabilities	(213)	(101)	(117)
Participations and residuals payable and other liabilities	246	13	239

Net cash provided by operating activities	1,176	1,307	987

Investing activities:
Acquisitions, net of cash acquired	(8)	(424)	(332)
Proceeds from sale of investments in equity affiliates	177	—	1,543
Investments in equity affiliates	(132)	(117)	(321)
Other investments	(69)	(50)	(132)
Purchases of property and equipment, net of acquisitions	(128)	(170)	(80)
Proceeds from sale of business	132	—	—
Disposals of property and equipment	9	9	—

Net cash (used in) provided by investing activities	(19)	(752)	678

Financing activities:
Borrowings	479	95	26
Repayment of borrowings	(556)	(1,042)	(194)
(Decrease) increase in minority interest in subsidiaries	(2)	(7)	6
(Decrease) increase in Preferred Interests	(26)	(88)	8
Proceeds from the issuance of common stock	—	1,212	—
Repayments (to) from affiliates of News Corporation, net	(1,002)	(709)	(1,521)

Net cash used in financing activities	(1,107)	(539)	(1,675)

Net increase (decrease) in cash and cash equivalents	50	16	(10)
Cash and cash equivalents, beginning of year	72	56	66

Cash and cash equivalents, end of year	$122	$72	$56

Cash paid for income taxes	$769	$401	$426

Supplemental information on businesses acquired:
Fair value of assets acquired	$6,802		$5,267
Cash acquired	—		20
Less: liabilities assumed	—		1,730
cash paid	—		10
promissory notes issued	4,500		—

Fair value of stock consideration	$2,302		$3,547

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	352.4	$3.6	302.4	$3.1	176.6	$1.8
Issuance of shares for acquisitions and investments	74.5	0.7	50.0	0.5	125.8	1.3

Balance, end of year	426.9	4.3	352.4	3.6	302.4	3.1

Class B Common Stock:
Balance, beginning of year	547.5	6.0	547.5	6.0	547.5	6.0

Balance, end of year	547.5	6.0	547.5	6.0	547.5	6.0

Additional Paid-In Capital:
Balance, beginning of year		12,780		11,569		8,023
Issuance of shares for acquisitions and investments		2,301		1,211		3,546

Balance, end of year		15,081		12,780		11,569

Retained Earnings:
Balance, beginning of year		1,538		507		(74)
Acquisition of News Broadcasting Japan		(30)		—		—
Net income		1,353		1,031		581

Balance, end of year		2,861		1,538		507

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(25)		10		11
Other comprehensive income (loss), net of tax (expense) benefit of $(10) million, $42 million and $0 million for the years ended June 30, 2004, 2003 and 2002, respectively		40		(35)		(1)

Balance, end of year		15		(25)		10

Retained earnings and accumulated other comprehensive income, end of year		2,876		1,513		517

Total Shareholders’ Equity		17,967		14,303		12,095

Comprehensive Income (Loss):
Net income		1,353		1,031		581

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment		23		(70)		(9)
Foreign currency translation adjustments		17		35		8

Total Other comprehensive income (loss), net of tax		40		(35)		(1)

Total Comprehensive Income		$1,393		$996		$580

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Fox Entertainment Group, Inc. (together with its subsidiaries, the “Company”) is a diversified entertainment company with operations in four business segments. These business segments are: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide and the production of original television programming; Television Stations, which principally consist of the operation of broadcast television stations; Television Broadcast Network, which principally consists of the broadcasting of network programming; and Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators. The Company is a majority owned subsidiary of The News Corporation Limited (“News Corporation”), which owned 82.06% and 80.58% of the equity interest and controlled 97.04% and 97.00% of the voting interest as of June 30, 2004 and 2003, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company reviews its relationships with other entities to assess whether it is the primary beneficiary of a variable interest entity. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”), which was adopted in fiscal 2004.

Fox Television Holdings, Inc. (“FTH”), a subsidiary of the Company, has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH. FTH is included in these consolidated financial statements because the Company is deemed to control FTH for financial reporting purposes in accordance with FIN 46R. Among the reasons why the Company has a controlling financial interest in FTH are (i) the Company has the ability to redeem the voting preferred stock, at any time, at the liquidation value of $760,000 plus accrued dividends, (ii) the dividends on, and amounts to be paid on redemption of, the voting preferred stock are fixed, and not related to the performance of FTH, and, (iii) senior management of FTH, including its Board of Directors, consists solely of persons employed by the Company. As a result of these facts, the Company consolidated FTH prior to the adoption of FIN 46R because the controlling financial interest in FTH rests with the Company through its common stock ownership of FTH.

Investments in majority-owned subsidiaries where control does not exist and investments in which the Company exercises significant influence but does not control (generally a 20% to 50% ownership interest) are accounted for under the equity method of accounting. Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions of controlled entities are accounted for using the purchase method of accounting.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal years 2002 through 2004 were comprised of 52-week periods.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company uses significant estimates in determining the amortization of filmed entertainment costs and programming contracts. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. These differences could be material.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BALANCE SHEET PRESENTATION

As permitted by Statement of Position No. (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company presents an unclassified balance sheet.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS

Filmed Entertainment Costs:

In accordance with SOP 00-2, Filmed entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production’s fair value.

Fox Family Worldwide, Inc. (“FFW”), then an equity affiliate of the Company, adopted SOP 00-2 on July 1, 2001, at which time they recorded a one-time, non-cash charge of approximately $53 million as a cumulative effect of accounting change. The Company’s portion, approximately $26 million, has been accounted for as a cumulative effect of accounting change in the accompanying consolidated statement of operations.

Television and Cable Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” program rights for entertainment programs for the Television Stations, Television Broadcast Network and Cable Network Programming segments are amortized based on the usage of the program or term of license. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts for the Television Broadcast Network and Cable Network Programming segments are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of regional sports contracts for the Cable Network Programming segment, which are for a specified number of events, are amortized on an event-by-event basis and those costs, which are for a specified season, are amortized over the season on a straight-line basis.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CAPITALIZATION OF INTEREST

Interest expense on funds invested in theatrical productions with substantial development are capitalized, into Filmed entertainment costs, until production is completed. Thereafter, the capitalized interest is amortized in the film ultimate consistent with the film costs mentioned above. The balance of capitalized interest in Filmed entertainment costs as of June 30, 2004 and 2003 was $52 million and $41 million, respectively. The total interest capitalized for the years ended June 30, 2004, 2003, and 2002 was $42 million, $26 million, and $22 million, respectively. Amortization of capitalized interest for the years ended June 30, 2004, 2003 and 2002 was $31 million, $27 million and $27 million, respectively.

INVESTMENTS IN EQUITY AFFILIATES

Investments in and advances to equity affiliates or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50% and exercises significant influence, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. Prior to the Company’s July 1, 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s share of net earnings or losses of equity affiliates included the amortization of the difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee. Upon adoption of SFAS No. 142, the portion of excess costs on equity method investments that represents goodwill and indefinite-lived intangibles is no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

COST INVESTMENTS

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in shareholders’ equity, net of applicable taxes and other adjustments. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred.

INTANGIBLE ASSETS

As a creator and distributor of branded content, the Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. The Company follows SFAS No. 142, which eliminated the requirement to amortize goodwill, indefinite-lived intangible assets and the excess cost over the Company’s share of equity investees’ net assets, superseded APB No. 17, “Intangible Assets,” and replaced it with the requirement to assess goodwill and indefinite-lived intangible assets annually for impairment or earlier if required. Intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. SFAS No. 142 requires the Company to perform an annual impairment assessment of its goodwill and indefinite-lived intangible assets. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company determined the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments and long-term borrowings, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where market prices are not available, fair value is based on estimates using present value or other valuation techniques.

GUARANTEES

In fiscal 2003, the Company adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supersedes. The adoption of this policy did not impact the Company’s financial statements.

REVENUE RECOGNITION

Filmed Entertainment:

Revenues are recognized in accordance with SOP 00-2 paragraph .07. Specifically, revenues from the distribution of motion pictures are recognized as they are exhibited and revenues from home entertainment sales, net of reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired.

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

Television Stations, Television Broadcast Network and Cable Network Programming:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable system and DBS operators for cable network programming are recognized as revenue in the period services are provided.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SALES RETURNS

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

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized for the years ended June 30, 2004, 2003, and 2002 totaled $1.3 billion, $1.2 billion, and $1.1 billion, respectively.

TRANSLATION OF FOREIGN CURRENCIES

Income and expense accounts of foreign subsidiaries and affiliates are translated into US dollars using the current rate method whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (loss). Foreign currency receivables and payables are translated at appropriate year-end current rates and the resulting translation gains or losses are taken into income currently.

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent the amounts are expected to be reinvested indefinitely.

COMPREHENSIVE INCOME

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment:
Balance, beginning of year	$(79)	$(9)	$—
Fiscal year activity	23	(70)	(9)

Balance, end of year	(56)	(79)	(9)

Foreign currency translation adjustments:
Balance, beginning of year	54	19	11
Fiscal year activity	17	35	8

Balance, end of year	71	54	19

Total Other comprehensive income (loss), net of tax:	$15	$(25)	$10

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company follows the disclosure-only provisions of SFAS No. 123 and in accordance with its provisions has chosen to account for stock-based compensation awards to employees using the intrinsic value method set forth in APB No. 25, “Accounting for Stock Issued to Employees,” and its interpretation, FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.” However, SFAS No. 123 does require certain disclosures for those companies that will continue to use the intrinsic value method for measuring compensation cost in connection with employee stock compensation plans.

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

	For the years ended June 30,
	2004	2003	2002
	(in millions except per share data)
Net income, as reported	$1,353	$1,031	$581
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70)	(47)	(30)

Pro forma net income	$1,283	$984	$551

Basic and diluted earnings per share:
As reported	$1.44	$1.17	$0.69
Pro forma	$1.37	$1.12	$0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the fiscal years ended June 30,

	2004	2003	2002
Weighted average Australian risk free interest rate	5.60%	5.75%	4.92%
Dividend yield	0.9%	1.5%	1.5%
Expected volatility	41.83%	43.47%	33.27%
Expected life of options	7 years	7 years	7 years

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2004 and 2003, the contractual amount of foreign exchange forward contracts was $2.0 million and $7.6 million, respectively. These contracts expired in July 2004. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) within foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in fiscal 2004. In May 2004, the FASB issued FASB Staff Position 106-2, providing final guidance on accounting for the Act. FASB Staff Position 106-2 will be implemented by the Company in the first quarter of fiscal 2005. The Company is currently evaluating the impact of this guidance on the Company’s financial position, results of operations and cash flows. Therefore, the accumulated benefit obligation and the net periodic postretirement benefit cost do not reflect the impact of the new law.

3. ISSUANCE OF COMMON STOCK

In May 2002, the Company filed a Form S-3 with the Securities and Exchange Commission, which allows the Company to issue, from time to time, Class A Common Stock and/or debt securities for aggregate proceeds of up to $2.5 billion. In November 2002, the Company sold 50 million shares of its Class A Common Stock for net proceeds of approximately $1.2 billion. The Company used the net proceeds to reduce obligations Due to affiliates of News Corporation. Upon consummation of the offering, News Corporation’s equity and voting interests in the Company decreased.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. CHRIS-CRAFT ACQUISITION

On July 31, 2001, News Corporation, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Chris-Craft Industries, Inc. and its subsidiaries, BHC Communications, Inc. and United Television, Inc., (collectively, “Chris-Craft”). The consideration for the acquisition was approximately $2 billion in cash and approximately $3 billion in News Corporation American Depositary Shares, each representing four News Corporation preferred limited voting ordinary shares (“News Corporation Preferred ADSs”). Simultaneously with the closing of the acquisition, News Corporation transferred $3,432 million of net assets, constituting Chris-Craft’s ten television stations (the “Acquired Stations”) to the Company in exchange for 122,244,272 shares of the Company’s Class A Common Stock and net indebtedness of $48 million (the “Exchange”). The Company assigned the licenses issued by the FCC for the Acquired Stations to its indirect subsidiary, Fox Television Stations, Inc., which became the licensee and controls the operations of the Acquired Stations. News Corporation acquired Chris-Craft and transferred to the Company the Acquired Stations in order to strengthen the Company’s existing television station business. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142. For financial reporting purposes, in accordance with Emerging Issues Task Force No. (“EITF”) 90-5, “Exchanges of Ownership Interests between Entities under Common Control,” the Company recognized the assets and liabilities of Chris-Craft based upon their acquired basis in the News Corporation merger and issued equity to News Corporation at that value.

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DIRECTV TRANSACTION

On December 22, 2003, News Corporation acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 19.8% interest in Hughes to News Corporation in exchange for approximately $3.1 billion in cash, and 28.6 million News Corporation Preferred ADSs, valued at approximately $800 million. News Corporation acquired 14.2% of Hughes from the former GM Class H common stockholders in exchange for approximately 102.1 million News Corporation Preferred ADSs valued at $2.9 billion. Immediately following the acquisition, News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum, and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 80.6% to approximately 82.0% while its voting power remained at approximately 97.0%. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with APB No. 18.

Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc. (“DTV”).

The increase in Investments in equity affiliates reflects the Company’s investment in DTV and includes the excess of fair value over the Company’s proportionate share of DTV’s underlying net assets as of December 22, 2003 as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DTV’s PanAmSat business and assets and its deferred subscriber acquisition costs. This excess is being preliminarily allocated to both finite-lived intangibles, which are being amortized, and to certain indefinite-lived intangibles and goodwill, which are not being amortized in accordance with SFAS No. 142. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future equity earnings recognized by the Company resulting from additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Equity earnings (losses) of affiliates would decrease by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years.

The Company’s share of DTV’s results has been adjusted to reflect the Company’s determination of the fair value of DTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain transactions that were recognized by DTV as income and expense within its results during the six months ended June 30, 2004. Such adjustments, including DTV’s gains on the sale of securities, charges related to the sale of its PanAmSat business and write-off of deferred costs in connection with DTV’s change of accounting, were recognized in fiscal 2004 through the Company’s purchase price allocation. The Company’s resulting share of DTV’s losses was $54 million during the year ended June 30, 2004, which included $29 million from amortization of certain finite-lived intangibles.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER ACQUISITIONS AND DISPOSALS

Fiscal 2004 Transactions

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate principal amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which is reflected in Other, net in the accompanying consolidated statements of operations.

In December 2003, the Company acquired News Broadcasting Japan, a cable and satellite channel in Japan, from News Corporation for net consideration of approximately $38 million based upon an independent valuation. The Company acquired this entity to expand its international cable channel ownership. At December 31, 2003, the net purchase price of $38 million was included in Due to affiliates of News Corporation and the Company recorded the net assets acquired at News Corporation’s historical cost of $8 million. The excess $30 million of purchase price was recorded as a reduction to Retained earnings in accordance with EITF 90-5.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments. Pending the final determination of contractual adjustments, the sale has resulted in an estimated loss of $19 million, which was recorded in Other, net in the accompanying consolidated statements of operations.

In May 2004, the Company sold its 40% interest in the Staples Arena for aggregate consideration of $128 million. The Company has recorded a loss on the sale of the interest in the Staples Arena of approximately $7 million. In connection with the sale of this interest, the Company was released from several guarantees in the aggregate amount of $22.6 million outstanding at the time of the sale.

In May 2004, the Company acquired a 10% interest in an affiliate of Anschutz Entertainment Group, Inc. that has rights to develop and operate an entertainment and sports complex to be located inside and adjacent to the Millennium Dome in London, England, for $25 million.

Fiscal 2003 Transactions

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (“DMA”) from Newsweb Corporation for $425 million. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER ACQUISITIONS AND DISPOSALS - CONTINUED

Fiscal 2002 Transactions

In July 2001, as a result of the exercise of rights by existing shareholders of Speedvision Network, LLC, the Company acquired an additional 53.44% of Speedvision Network, LLC, now SPEED Channel, Inc. (“SPEED Channel”), for approximately $401 million, increasing the Company’s ownership in SPEED Channel to approximately 85.46%. As a result, the Company consolidated the results of SPEED Channel beginning in July 2001. In October 2001, the Company acquired the remaining 14.54% minority interest in Speed Channel for approximately $111 million bringing the Company’s ownership to 100%. These transactions have been treated as a purchase in accordance with SFAS Nos. 141, “Business Combinations,” and 142.

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

In December 2001, News Corporation acquired from Liberty Media Corporation (“Liberty”) its 50% interest in Fox Sports International, in exchange for 3,673,183 News Corporation Preferred ADSs valued at $115 million. Under the terms of the transaction, the Company purchased News Corporation’s acquired interest in Fox Sports International, which increased the Company’s ownership interest from 50% to 100%, in exchange for the issuance of 3,632,269 shares of the Company’s Class A Common Stock. As a result of this transaction, News Corporation’s equity ownership interest in the Company increased from 85.25% to 85.32%. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the assets and liabilities of Fox Sports International based upon their acquired basis in the News Corporation acquisition and issued 3,632,269 shares of the Company’s Class A Common Stock to News Corporation at that value. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142.

In January 2002, the Company acquired an approximate 23.3% voting interest in the Sunshine Network (“Sunshine”) for approximately $23.3 million. This resulted in the acquisition of a controlling financial interest in Sunshine and increased the Company’s ownership percentage in Sunshine to approximately 83.3%. Since the acquisition of a controlling financial interest in January 2002, the Company consolidated Sunshine into the Cable Network Programming segment. This transaction has been treated as a purchase in accordance with SFAS Nos. 141 and 142. In October 2002, the Company acquired News Corporation’s 9.8% equity interest in Sunshine for consideration of approximately $3 million. For financial reporting purposes, in accordance with EITF 90-5, the Company recognized the carrying basis of Sunshine based upon its acquired basis from News Corporation. This acquisition increased the Company’s ownership interest in Sunshine to 93.7% with the remaining minority interest held by third parties. During fiscal 2004, the Company acquired the remaining minority interests in Sunshine held by third parties increasing the Company’s ownership interest to 100%.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. FILMED ENTERTAINMENT AND TELEVISION PROGRAMMING COSTS, NET

Filmed entertainment and television programming costs, net consisted of the following as of June 30:

	As of June 30,
	2004	2003
	(in millions)
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	$734	$733
Completed, not released	125	31
In production	545	603
In development or preproduction	52	52

	1,456	1,419

Television productions:
Released (including acquired film libraries)	449	481
Completed, not released	13	—
In production	112	77
In development or preproduction	1	—

	575	558

Total filmed entertainment costs, less accumulated amortization	2,031	1,977
Television programming costs, less accumulated amortization	1,162	1,184

Total filmed entertainment and television programming costs, net	$3,193	$3,161

As of June 30, 2004, the Company estimated that approximately 68% of unamortized filmed entertainment costs from completed films are expected to be amortized during fiscal 2005 and approximately 96% of unamortized released filmed entertainment costs will be amortized within the next three fiscal years. As of June 30, 2004, the Company estimated that approximately 49% of $1,109 million in accrued participation liabilities, included in Participations and residuals payable on the consolidated balance sheets, will be payable during fiscal 2005. At June 30, 2004, acquired film and television libraries have remaining unamortized film costs of $138 million, which are generally amortized using the individual film forecast method over a remaining period of approximately 6 to 17 years.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage	As of June 30,
			2004	2003
			(in millions)
Equity investments:
The DIRECTV Group, Inc.	a provider of digital television entertainment, broadband satellite networks and services and video and data broadcasting	34%	$6,813	$—

Regional Programming Partners	holds interests in various regional sports networks, sporting teams and arenas	40%	943	918

National Sports Partners	a national sports programming service	50%	64	60

National Geographic Channel - Domestic(a)	a cable channel which airs documentary programming	67%	172	174
National Geographic Channel - International	an international cable channel which airs documentary programming	50%	71	64
Other equity affiliates		various	131	344

Total equity investments			8,194	1,560
Other investments: (b)
Cost investments		various	291	327
Cable distribution investments			340	443

Total investments			$8,825	$2,330

(a)	The Company does not control this entity as it does not hold a majority on the board and is unable to dominate operating decision making.
(b)	Included in Other assets and investments on the consolidated balance sheets as of June 30, 2004 and 2003. Cable distribution investments are amortized, against revenues, on a straight line basis over their remaining terms through 2012.

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by a total of $3,934 million and $402 million as of June 30, 2004 and 2003, respectively. In fiscal 2004, in accordance with SFAS No. 142, the Company amortized $29 million related to amounts allocated to definite-lived intangible assets.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS – CONTINUED

The Company’s share of the income (loss) of each of its equity affiliates is as follows:

	Ownership Percentage	For the years ended June 30,
		2004	2003	2002
		(in millions)
Regional Programming Partners	40%	$71	$23	$(9)
The DIRECTV Group, Inc. (a)	34%	(54)	—	—
Fox Family Worldwide (b)	50%	—	—	(51)
Fox Sports International (c)	50%	—	—	(9)
National Geographic Channel - Domestic	67%	(14)	(19)	(42)
National Geographic Channel - International	50%	(1)	(2)	(3)
National Sports Partners	50%	(25)	(20)	(25)
Other	Various	18	17	(5)

Total equity earnings (losses) of affiliates, net		$(5)	$(1)	$(144)

(a)	The Company purchased its interest in DTV in December 2003 (See Note 5).
(b)	The Company sold its interests in FFW in October 2001 (See Note 6).
(c)	Subsequent to the acquisition of the remaining 50% interest in December 2001, the results of Fox Sports International have been consolidated in the Cable Network Programming segment (See Note 6).

SUMMARIZED FINANCIAL DATA

Summarized financial information for significant equity affiliates and joint ventures, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Revenues	$12,404	$1,605	$1,378
Operating income (loss)	91	20	(82)
Net (loss) income	(819)	21	(77)

	As of June 30,
	2004	2003
	(in millions)
Total assets	$20,708	$2,959
Total liabilities	10,008	1,047

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS – CONTINUED

The following equity affiliates have balance sheet dates that differ from the Company:

Equity investment:	Year End
RPP	12/31
National Geographic-US	12/31
National Geographic - International	12/31
DTV	12/31

The Company’s share of income (losses) of equity affiliates is based on unaudited amounts reported through June 30, 2004.

OTHER INVESTMENTS

In connection with the sale of The Health Network (“THN”) in June 2001, the Company retained a 10% carried interest in the newly formed entity, Discovery Health Network (“Discovery”). On December 29, 2003, the Company exercised its right to put its 10% carried interest to Discovery for $93 million.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Useful Lives	As of June 30,
		2004	2003
		(in millions)
Machinery and equipment	3 to 20 years	$1,356	$1,341
Buildings and leaseholds (a)	3 to 40 years	871	935
Land (a)		125	194

		2,352	2,470
Less accumulated depreciation and amortization		(1,105)	(1,006)

Total property and equipment, net		$1,247	$1,464

(a)	The reduction in Buildings and leaseholds and Land above relates to the sale of the Dodgers during fiscal 2004 (See Note 6).

Construction in progress as of June 30, 2004 and 2003, which amounted to $41 million and $30 million, respectively, was included in Property and equipment, net above.

Depreciation and amortization expenses related to property and equipment were $175 million, $176 million and $171 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Total operating lease expense was approximately $124 million, $87 million, and $98 million for the years ended June 30, 2004, 2003 and 2002, respectively.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2002, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company’s intangible assets are as follows:

	Useful Life	As of June 30,
		2004	2003
		(in millions)
FCC licenses	Indefinite	$8,400	$8,456
Franchise rights and other (a)	Indefinite	—	207

Intangible assets not subject to amortization		$8,400	$8,663

(a)	The reduction in Intangible assets above primarily relates to the sale of the Dodgers (See Note 6).

Aggregate amortization expense of intangible assets for the years ended June 30, 2003 and 2002 was $7 million and $198 million, respectively. As of June 30, 2004, all remaining intangible assets were determined to have indefinite lives.

The changes in the carrying value of goodwill, by segment, are as follows:

	Filmed Entertainment	Television Stations	Television Broadcast Network	Cable Network Programming	Total
	(in millions)
Balance as of June 30, 2003	$445	$1,593	$—	$2,775	$4,813
Disposal (b)	—	—	—	(55)	(55)

Balance as of June 30, 2004	$445	$1,593	$—	$2,720	$4,758

(b)	The reduction in Goodwill above primarily relates to the sale of the Dodgers (See Note 6).

The following table provides a reconciliation of reported Income before cumulative effect of accounting change for the year ended June 30, 2002 to Adjusted income before cumulative effect of accounting change that would have been reported had SFAS No. 142 been adopted as of July 1, 2001.

	For the year ended June 30, 2002
	Income before cumulative effect of accounting change	Basic and diluted earnings per share before cumulative effect of accounting change
	(in millions, except per share amounts)
As reported - historical basis	$607	$0.72
Add: Goodwill amortization	75	0.09
Add: Intangible amortization	138	0.17
Add: Intangible amortization related to equity investees	29	0.03
Income tax impact of the above adjustments	(59)	(0.07)

Adjusted income before cumulative effect of accounting change	$790	$0.94

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. BORROWINGS

In June 2002, the Company and its subsidiary, Fox Sports Networks, irrevocably called for redemption all of the outstanding $405 million 9 3/4% Senior Discount Notes due 2007 and all of the outstanding $500 million 8 7/8% Senior Notes due 2007 (collectively, the “Notes”). The Notes were fully redeemed in the amount of $947 million in August 2002. The Company recorded a pre-tax loss of $42 million on the early redemption of the Notes in Other, net on the consolidated statement of operations for the year ended June 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

The Company had a single-film production financing arrangement for approximately $95 million, which was secured by the film assets and bore interest at approximately 1.9% for fiscal 2003. In April 2003, the Company repaid this arrangement.

Interest expense, net for the years ended June 30, 2004 was $166 million, $136 million and $241 million, respectively. Interest expense, net consists of interest paid on amounts due to affiliates of News Corporation, interest paid to third parties, interest income and capitalized interest. The Company capitalizes interest on filmed entertainment and television programming in process. For the years ended June 30, 2004, 2003, and 2002, interest paid on amounts due to affiliates of News Corporation was $178 million, $130 million and $182 million, respectively. Interest income was $20 million, $15 million and $24 million for the years ended June 30, 2004, 2003 and 2002, respectively. External interest paid was $50 million, $47 million and $105 million for the years ended June 30, 2004, 2003, and 2002, respectively. The total interest capitalized was $42 million, $26 million, and $22 million for the years ended June 30, 2004, 2003, and 2002, respectively.

Refer to Note 12 – New Millennium for June 30, 2004 balance of Borrowings.

12. NEW MILLENNIUM

Considering the competitive environment and costs associated with film production, film studios, including the Company, constantly evaluate the risks and rewards of film production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. Historically, the Company has funded its film production by borrowing under a commercial paper facility (the “Facility”) but is presently funding film production through operating cash flows or through borrowings from News Corporation.

During fiscal 2002 and 2003, the Company was party to a series of film rights agreements whereby a controlled consolidated subsidiary of the Company funded the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). Under the New Millennium II Agreement, a preferred limited liability membership interest (“Preferred Interest”) was issued to Tintagel Investors L.L.C. (“Tintagel”) to fund the film financing, which was presented on the consolidated balance sheets as Minority interest in subsidiaries, and the corresponding return on the Preferred Interests (the “Preferred Payments”) were presented as an expense in Minority interest in subsidiaries on the consolidated statements of operations.

During fiscal 2004, the Company purchased substantially all of the outstanding equity of Tintagel, the entity that held the Preferred Interest (discussed above) for $25.5 million, plus accrued and unpaid Preferred Payments of $106,000. As a result of the acquisition of this equity interest, the Company consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments have been eliminated. Tintagel’s outstanding indebtedness of $659 million at June 30, 2004 was included in Borrowings on the consolidated balance sheet and the corresponding interest expense was included in Interest expense, net in the consolidated statement of operations. As of June 30, 2003, there was $762 million of Preferred Interests outstanding, which was presented on the consolidated balance sheets as Minority interest in subsidiaries. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities. For the three years ended June 30, 2004, the Company borrowed $479 million, $520 million and $657 million and repaid $556 million, $608 million and $649 million, respectively, under the Facility.

In May 2004, the Company ended the transfer term under the New Millennium II Agreement and will no longer draw any borrowings under the Facility. In accordance with the terms of the termination, the Company will repay $636 million of the Facility in fiscal 2005 and $23 million in fiscal 2006. In July 2004, the Company repaid $375 million of the amount due in fiscal 2005, with $261 million remaining to be repaid in fiscal 2005.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS

As a subsidiary of News Corporation, the Company has entered into a Master Intercompany Agreement, which provides various cash management, financial, tax, legal and other services. The consideration for each of the services and other arrangements set forth in the Master Intercompany Agreement has been mutually agreed upon based upon direct costs incurred by News Corporation on behalf of the Company or an allocation of costs. News Corporation allocated costs to the Company of $28 million, $26 million, and $17 million for the years ended June 30, 2004, 2003, and 2002, respectively. Allocated costs include rent and other related charges, insurance coverage and other services. These costs are allocated to the Company based upon actual usage of square feet, the percentage insurance coverage applicable to the Company and the specific amount of other services provided. Although the cost of these services cannot be quantified on a stand-alone basis, the Company believes that the allocations are reasonable. The Company expects that it will continue to use various cash management, financial, tax, legal and other services provided by News Corporation or its subsidiaries.

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

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell advertising and broadcast programming. Transactions entered into with News Corporation and its affiliates are considered related party transactions.

The following table summarizes the Company’s related-party transactions:

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Revenues	$411	$172	$137
Costs and expenses	63	54	90

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2004	2003
	(in millions)
Accounts receivable from related parties	$126	$35
Accounts payable to related parties	14	—

Mr. S. Shuman is a non-executive Director of News Corporation. He is also the Managing Director of Allen & Company LLC, a United States based investment bank. The fees paid to Allen & Company LLC by the Company were $3.9 million for the year ended June 30, 2004 and $0 million for years ended June 30, 2003 and 2002.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits for the non-contributory pension plans are based primarily on an employee’s years of service and pay near retirement. Participants are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts in accordance with statutory requirements. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2004	2003	2004	2003
	(in millions)
Benefit obligation, beginning of the year	$526	$392	$131	$98
Service cost	36	25	7	11
Interest cost	33	27	6	7
Benefits paid	(16)	(16)	(4)	(3)
Actuarial (gain) loss	12	98	(1)	18
Amendments, curtailments and other	24	—	(45)	—

Benefit obligation, end of year	$615	$526	$94	$131

The following table sets forth the change in the fair value for the Company’s benefit plans:

	Pension benefits
	As of June 30,
	2004	2003
	(in millions)
Fair value of plan assets, beginning of the year	$298	$274
Actual return on plan assets	44	(11)
Employer contributions	128	51
Benefits paid	(16)	(16)
Amendments, curtailments and other	15	—

Fair value of plan assets, end of the year	$469	$298

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

The accrued pension and postretirement costs recognized in the Company’s consolidated balance sheets were computed as follows:

	Pension benefits		Postretirement benefits
	As of June 30,
	2004	2003	2004	2003
	(in millions)
Funded status	$(146)	$(228)	$(94)	$(131)
Unrecognized net loss	167	193	44	50
Unrecognized prior service cost	(8)	(10)	(43)	(2)

Net amount recognized	$13	$(45)	$(93)	$(83)

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits
	As of June 30,
	2004	2003
	(in millions)
Accrued pension liabilities	$(74)	$(163)
Other comprehensive income	87	118

Net amount recognized	$13	$(45)

Accumulated plan benefits and plan net assets for the Company’s non-contributory pension plans are as follows as of June 30:

	Projected pension benefits exceed assets
	2004	2003
	(in millions)
Accumulated benefit obligation	$543	$461
Effect of projected future salary increases	72	65

Total projected benefit obligation	615	526
Plan assets at fair value	469	298

Plan assets less than projected benefit obligations	$146	$228

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2004	2003	2002	2004	2003	2002
	(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$36	$25	$20	$7	$11	$6
Interest costs on projected benefit obligations	33	27	25	6	7	4
Expected return on plan assets	(26)	(22)	(25)	—	—	—
Amortization of deferred items, other	18	2	—	1	2	1

Net periodic costs	$61	$32	$20	$14	$20	$11

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2004	2003	2002	2004	2003	2002
	(in millions)
Additional information:
Decrease (increase) in minimum liability reflected in other comprehensive income	$31	$(109)	$(9)	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations at June 30,
Discount rate	6%	6%	7%	6%	6%	7%
Rate of increase in future compensation	5.7%	6%	5.5%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for years ended June 30,
Discount rate	6%	7%	7%	6%	7%	7%
Expected return on plan assets	8%	8%	9%	—	—	—
Rate of increase in future compensation	6%	5.5%	5.5%	N/A	N/A	N/A

N/A - not applicable

The discount rate is evaluated annually and compared to the prevailing market rate at June 30, 2004 of a portfolio of long-term high quality corporate bonds.

Overall asset returns were based upon the target asset allocation and return estimates for equity and debt securities. The expected rate of return for equities was based upon the long-term equity risk premium over the risk-free rate, which was then adjusted downward from the historical rate to reflect recent market conditions. The expected return on debt securities was based upon an analysis of current and historical yields on portfolios of similar quality and duration.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2004	2003
Health care cost trend rate	10.0% - 12.0%	12.5% - 16.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.25%
Year that the rate reaches the ultimate trend rate	2013	2010

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2004:

	Service and interest costs	APBO
	(in millions)
One percentage point increase	$2	$5
One percentage point decrease	$(1)	$(5)

The following table sets forth the estimated benefit payments for the next five fiscal years and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2005	$17	$4
2006	17	5
2007	18	5
2008	21	6
2009	22	6
2010-2014	146	38

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation strategy. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 60% equity securities, 35% fixed income securities and 5% in other instruments. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS – CONTINUED

The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2004	2003
	(in millions)
Asset Category:
Equity securities	48%	48%
Debt securities	24%	32%
Other	28%	20%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $62 million, $56 million, and $53 million for the years ended June 30, 2004, 2003, and 2002, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $16 million, $15 million, and $13 million for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company does not expect mandatory pension funding requirements to be significant in fiscal 2005. However, the Company does expect to continue making discretionary contributions to the plans during fiscal 2005.The Company expects to pay $4 million to its other postretirement benefit plan participants in fiscal 2005.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments for goods and services. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments and borrowings as of June 30, 2004 and the timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	As of June 30, 2004
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contractual Obligations and Commitments
Due to affiliates of News Corporation (a)	$4,236	$—	$—	$4,236	$—
New Millennium II Preferred Interest (b)	659	636	23	—	—
Major League Baseball (c)	1,308	412	896	—	—
National Football League (d)	1,580	765	815	—	—
National Association of Stock Car Auto Racing (e)	1,226	301	536	285	104
Capital expenditures	80	60	20	—	—
Operating leases (f)	975	119	198	148	510
Other programming commitments and obligations (g)	5,643	1,495	1,528	1,056	1,564

Total Contractual Obligations and Commitments	$15,707	$3,788	$4,016	$5,725	$2,178

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

	As of June 30, 2004
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contingent Guarantees
Guarantees (h)	$9,748	$—	$—	$—	$9,748
Guarantees of equity affiliates (i)	11	11	—	—	—

FOOTNOTES:

(a)	The Company is funded primarily by cash from operations and by loans from other subsidiaries and affiliates of News Corporation. The Company had approximately $4.2 billion of indebtedness to affiliates of News Corporation as of June 30, 2004, which extends through June 30, 2008.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES – CONTINUED

(b)	See Note 12 for discussion of New Millennium II.
(c)	The Company’s contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. The remaining future scheduled payments for telecast rights to such MLB games aggregated approximately $1.3 billion as of June 30, 2004. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to Disney, and is entitled to be paid a sublicense fee aggregating $385 million over the remaining term. The amounts reflected on the above schedule have not been reduced by the sublicense.
(d)	Under the Company’s contract with the National Football League (“NFL”) through fiscal 2006, remaining future minimum payments for program rights to broadcast certain football games aggregated approximately $1.6 billion as of June 30, 2004, and are payable over the remaining term of the contract.
(e)	The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”), which contain certain termination clauses, give the Company rights to broadcast certain NASCAR races through fiscal 2009 and exclusive NASCAR content rights as well as the NASCAR brand to be exploited with a new NASCAR cable channel or the existing SPEED Channel through fiscal 2013. The remaining future minimum payments aggregated approximately $1.2 billion as of June 30, 2004 and are payable over the remaining terms assuming no early terminations.
(f)	The Company leases transponders, office facilities, equipment, and microwave transmitters used to carry its broadcast signals. These leases, which are classified as operating leases, expire at various dates through 2036.
(g)	The Company’s minimum commitments and guarantees under certain other programming, local sports broadcast rights and other agreements aggregated approximately $5.6 billion as of June 30, 2004.
(h)	See discussion of Guarantees below.
(i)	The Company guaranteed sports rights agreements for SportsChannel Chicago. SportsChannel Chicago has been notified by the team owners of the termination, effective September 30, 2004, of these sports rights agreements and as a result, as of June 30, 2004, the remaining guarantees have been reduced to approximately $11 million and will expire on September 30, 2004.

GUARANTEES

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of June 30, 2004 and 2003 was approximately $10 billion. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 19 years.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of June 30, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

CONTINGENCIES

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these arrangements (including cash and stock) have not been included in the Company’s financial statements. In fiscal 2005, one arrangement may be exercised. Such exercise would not have a material impact on the Company’s financial statements. In fiscal 2006, the 40% equity interest in RPP can be purchased by a subsidiary of Cablevision Systems Corporation (“Cablevision”) and Cablevision can, independently, put to the Company their 50% equity interest in both National Sports Partners and National Advertising Partners in accordance with the terms of the respective partnership agreements. If Cablevision does not elect to purchase the Company’s equity interest in RPP, the Company can put to Cablevision its equity interest.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES – CONTINUED

DTV Litigation

News Corporation was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 relating to News Corporation’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to the Company. The complaint alleges that News Corporation aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible… .” News Corporation believes that the lawsuit is without merit and intends to vigorously defend against claims brought against News Corporation in the lawsuit. News Corporation also believes it is entitled to indemnification by GM under the agreements related to the transaction. In August 2004, News Corporation filed a brief in support of its motion to dismiss the complaint.

LITIGATION

In the ordinary course of business, the Company has become involved in disputes or litigation. While the results of such disputes cannot be predicted with certainty, in management’s opinion, based in part on the advice of counsel, the ultimate resolution of these disputes will not have a material adverse effect on the Company’s financial position or its results of operations.

16. OTHER OPERATING CHARGE

The Company has several multi-year sports rights agreements, including a contract with the NFL through fiscal 2006, contracts with NASCAR through fiscal 2013 and a contract with MLB through fiscal 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total operating profit of the contract.

The Company continually evaluates the recoverability of the rights costs against the revenues directly associated with the program material and related direct expenses over the expected contract lives. At December 31, 2001, the Company recorded an Other operating charge of $909 million. This charge related to a change in accounting estimate on the Company’s national sports rights agreements caused by the downturn in the advertising market, which caused the Company to write off programming costs inventory and to provide for estimated losses on these contracts over their estimated terms. This evaluation considered the severe downturn in sports-related advertising, the lack of any sustained advertising rebound subsequent to September 11, 2001 and the industry-wide reduction of projected long-term advertising growth rates, all of which resulted in the Company’s estimate of future directly attributable revenues associated with these contracts being lower than previously anticipated. Because the vast majority of costs incurred under these contracts are fixed, such as the rights costs and production costs, the results of these lower revenue estimates indicated that the Company would generate a loss over the estimated remaining term of the sports contracts.

In accordance with APB No. 20, “Accounting Changes,” the Company determined that the impact of the charge on Basic and diluted earnings (loss) per share, net of tax benefit of $346 million, for the year ended June 30, 2002 was a loss per share of $0.67.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at June 30, 2004, of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2004, an additional loss will be recorded. Should revenues improve as compared to estimated revenues, then none of the recorded loss will be restored, but the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. OTHER, NET

For the years ended June 30, 2004, 2003, and 2002, respectively, Other, net consisted of the following:

	Footnote reference	For the years ended June 30,
		2004	2003	2002
		(in millions)
Fox Family Worldwide Sale	6	$—	$—	$1,439
Outdoor Life Sale	6	—	—	147
Redemption of Fox Sports Networks’ bonds	6	—	—	(42)
Monarchy dividend (a)		52	—	—
World Trade Center insurance settlement (b)		26	—	—
Sale of interest in the SportsChannels	6	9	—	—
Sale of Staples Center investment	6	(7)	—	—
Loss on the sale of the Dodgers	6	(19)	—	—
Other		(1)	—	(4)

Total Other, net		$60	$—	$1,540

(a)	During fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was a return of capital.
(b)	Amount represents a gain related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES

Although, during the periods presented, the Company and certain of its subsidiaries were included in the consolidated tax returns of another News Corporation entity and other subsidiaries of the Company filed a separate tax return, the Company has provided for income taxes as if it were a stand-alone taxpayer, in accordance with SFAS No. 109.

Income before provision for income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2004	2003	2002
	(in millions)
United States (including exports)	$2,044	$1,544	$930
Foreign	137	73	85

Income before provision for income taxes	$2,181	$1,617	$1,015

Components of Provision for income tax expense were as follows:

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Current:
Federal - pursuant to the Tax Sharing Agreement	$635	$282	$348
State and local	16	12	34
Foreign	107	74	82

	$758	$368	$464

Deferred:
Federal	70	218	(56)

	$70	$218	$(56)

Total Provision for income tax expense on a stand-alone basis	$828	$586	$408

A reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate on income before provision for income tax expense is summarized as follows:

	For the years ended June 30,
	2004	2003	2002
U.S. Federal income tax rate	35%	35%	35%
State and local taxes (net of federal tax benefit)	2	1	2
Effect of foreign operations	—	2	(1)
Non-deductible amortization and expenses	1	—	3
Other	—	(2)	1

Effective tax rate	38%	36%	40%

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES - CONTINUED

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2004	2003
	(in millions)
Deferred tax assets (liabilities):
Amortization and basis difference on intangible assets	$(2,321)	$(2,286)
Revenue recognition	(233)	(240)
Accrued liabilities	580	408
Sports rights contracts	(124)	(63)
Other	(42)	41
Net operating loss carryforwards	121	144

Net deferred tax liability before income tax payable	(2,019)	(1,996)
Income tax payable	(44)	(57)

Net deferred tax liability	$(2,063)	$(2,053)

As of June 30, 2004, the Company had approximately $344 million of operating loss carryforwards available to reduce future taxable income of certain subsidiaries that file separate tax returns. If the operating losses are not utilized, they expire in varying amounts starting in 2005 through 2022. The realization of these loss carryforwards is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards, subject to any limitations on their use. Although realization is not assured, management believes it is more likely than not that the deferred tax assets relating to these loss carryforwards will be realized; accordingly, no valuation allowance has been provided.

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

Under the Tax Sharing Agreement, the Company paid $635 million in fiscal 2004, $282 million in fiscal 2003 and $370 million in fiscal 2002.

The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Where it is contemplated that earnings will be remitted, credit for foreign taxes already paid generally will offset applicable U.S. income taxes. In cases where they will not offset U.S. income taxes, appropriate provisions are included in the consolidated statements of income. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to $324 million at June 30, 2004.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. SHARE OPTION PLAN

The Company does not have a share option plan.

Certain of the Company’s employees have been granted News Corporation stock options under News Corporation’s Share Option Plan (the “Plan”). The price of options granted under the Plan is the weighted average market price of the shares sold on the Australian Stock Exchange during the five trading days immediately prior to the date of the option being granted. Stock options are exercisable at a ratio of four options per News Corporation Preferred ADS.

Options issued under the Plan have a term of ten years, but are exercisable only after they have been vested in the option holder. The options granted vest and become exercisable as to one quarter on each anniversary of the grant until all options have vested.

As permitted under SFAS No. 123, the Company has chosen to account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25.

A summary of the Plan activity is as follows for the year ended June 30, (in thousands of shares):

	2004			2003			2002
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
		(in US$)			(in US$)			(in US$)
Outstanding at the beginning of the year	120,671		$5.76	90,177		$6.40	59,585		$6.56
Granted	31,342		6.70	43,206		4.41	40,976		6.03
Exercised	(11,363)		4.21	(2,681)		4.19	(5,483)		4.67
Cancelled	(7,793)		6.11	(10,031)		6.22	(4,901)		7.17

Outstanding at the end of the year	132,857		$6.09	120,671		$5.76	90,177		$6.40

Exercisable at the end of the year	68,308			48,987			29,322
Weighted average fair value of options granted			$3.30			$2.18			$2.92

	2004			2003			2002
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
		(in A$)			(in A$)			(in A$)
Outstanding at the beginning of the year	120,671		$10.28	90,177		$11.40	59,585		$11.08
Granted	31,342		9.89	43,206		8.03	40,976		11.63
Exercised	(11,363)		7.10	(2,681)		7.01	(5,483)		8.25
Cancelled	(7,793)		11.16	(10,031)		11.47	(4,901)		12.93

Outstanding at the end of the year	132,857		$10.41	120,671		$10.28	90,177		$11.40

Exercisable at the end of the year	68,308			48,987			29,322
Weighted average fair value of options granted		A$	5.01		A$	3.97		A$	5.40

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. SHARE OPTION PLAN – CONTINUED

The following table summarizes information about the Plan as of June 30, 2004.

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.25 to $4.83	45,731	$4.25	7.16	26,997	$4.14
$4.95 to $7.35	72,520	$6.51	7.51	30,344	$6.29
$8.20 to $9.79	14,606	$9.78	6.10	10,967	$9.78

	132,857			68,308

In connection with the Company’s acquisition of Chris-Craft (see Note 4), outstanding stock options held by employees of Chris-Craft became exercisable, according to their terms, for News Corporation Preferred ADSs effective at the acquisition date. The share equivalent of the News Corporation Preferred ADSs issued to employees of Chris-Craft has been included in the charts above. These options did not reduce the shares available for grant under any other option plan. The fair value of the options issued to the acquired companies’ employees, up to the fair value of the options surrendered, was included as part of the purchase price. The excess in fair value of the issued options over the surrendered options is accounted for in accordance with SFAS No. 123, whereby the excess fair value is recorded as unamortized deferred compensation expense and future amortization is based on the graded vesting schedule of the stock options. As of July 31, 2001, the Company began recording deferred compensation related to the unvested options held by employees of Chris-Craft, in accordance with FIN 44.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENT INFORMATION

The Company manages and reports its activities in four business segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada;

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station;

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States; and

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States.

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Revenues:
Filmed Entertainment	$5,210	$4,498	$4,048
Television Stations	2,166	2,115	1,875
Television Broadcast Network	2,390	2,244	2,048
Cable Network Programming	2,409	2,145	1,754

Total revenues	$12,175	$11,002	$9,725

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income and Operating income before depreciation and amortization.

Operating income before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Through fiscal 2002 depreciation and amortization expense also included the amortization of goodwill and indefinite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income before depreciation and amortization. Operating income before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating income before depreciation and amortization does not reflect cash available to fund requirements, and the items excluded from Operating income before depreciation and amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENT INFORMATION – CONTINUED

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Operating income before depreciation and amortization:
Filmed Entertainment	$967	$717	$544
Television Stations	1,032	983	798
Television Broadcast Network	(55)	(81)	(263)
Cable Network Programming	658	472	243
Other operating charge	—	—	(909)

Total operating income before depreciation and amortization	2,602	2,091	413

Amortization of cable distribution investments	(129)	(125)	(116)
Depreciation and amortization	(175)	(183)	(400)

Total operating income (loss)	2,298	1,783	(103)

Interest expense, net	(166)	(136)	(241)
Equity earnings (losses) of affiliates, net	(5)	(1)	(144)
Minority interest in subsidiaries	(6)	(29)	(37)
Other, net	60	—	1,540

Income before provision for income taxes and cumulative effect of accounting change	2,181	1,617	1,015
Provision for income tax on a stand-alone basis	(828)	(586)	(408)

Income before cumulative effect of accounting change	1,353	1,031	607
Cumulative effect of accounting change, net of tax	—	—	(26)

Net income	$1,353	$1,031	$581

Other operating charge, Interest expense, net, Equity earnings (losses) of affiliates, net, Minority interest in subsidiaries, Other, net and Provision for income tax expense on a stand-alone basis are not allocated to segments, as they are not under the control of segment management.

	For the year ended June 30, 2004
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$967	$54	$—	$913
Television Stations	1,032	55	—	977
Television Broadcast Network	(55)	25	—	(80)
Cable Network Programming	658	41	129	488

Total	$2,602	$175	$129	$2,298

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENT INFORMATION – CONTINUED

	For the year ended June 30, 2003
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$717	$55	$—	$662
Television Stations	983	62	—	921
Television Broadcast Network	(81)	19	—	(100)
Cable Network Programming	472	47	125	300

Total	$2,091	$183	$125	$1,783

	For the year ended June 30, 2002
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$544	$59	$—	$485
Television Stations	798	200	—	598
Television Broadcast Network	(263)	20	—	(283)
Cable Network Programming	243	121	116	6
Other operating charge	(909)	—	—	(909)

Total	$413	$400	$116	$(103)

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $754 million, $645 million and $772 million for the years ended June 30, 2004, 2003, and 2002 respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (losses) generated primarily by the Filmed Entertainment segment of approximately $21 million, $(4) million, and $40 million for the years ended June 30, 2004, 2003 and 2002, respectively, have been eliminated within the Filmed Entertainment segment.

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Capital expenditures:
Filmed Entertainment	$30	$61	$16
Television Stations	42	55	17
Television Broadcast Network	31	8	12
Cable Network Programming	25	46	35

Total capital expenditures	$128	$170	$80

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20. SEGMENT INFORMATION – CONTINUED

	As of June 30,
	2004	2003
	(in millions)
Total assets:
Filmed Entertainment	$3,153	$2,976
Television Stations	12,464	12,604
Television Broadcast Network	1,063	978
Cable Network Programming	5,174	5,181
Investments in equity affiliates	8,194	1,560

Total assets	$30,048	$23,299

Intangible assets & Goodwill:
Filmed Entertainment	$445	$445
Television Stations	9,994	10,050
Television Broadcast Network	—	—
Cable Network Programming	2,719	2,981

Total intangibles assets & goodwill	$13,158	$13,476

There is no material reliance on any single customer. Revenues from any individual foreign country were not material in the periods presented.

Geographic Segments

	For the years ended June 30,
	2004	2003	2002
	(in millions)
Revenues:
United States and Canada	$9,851	$9,053	$8,047
Europe	1,535	1,263	1,111
Other	789	686	567

Total revenues	$12,175	$11,002	$9,725

	As of June 30,
	2004	2003
	(in millions)
Long-Lived Assets:
United States and Canada	$25,994	$18,322
Europe	115	63
Other	195	45

Total long-lived assets	$26,304	$18,430

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. VALUATION OF QUALIFYING ACCOUNTS

	Balance at beginning of Year	Charged to costs and expenses	Deductions (a)	Balance at end of Year
	(in millions)
Fiscal 2004
Allowance for returns and doubtful accounts	$401	$672	$(670)	$403
Fiscal 2003
Allowance for returns and doubtful accounts	$275	$619	$(493)	$401
Fiscal 2002
Allowance for returns and doubtful accounts	$170	$376	$(271)	$275

(a)	For allowance for doubtful accounts, this column includes amounts written off as uncollectible, net of recoveries.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2004
Revenues	$2,758	$3,380	$2,840	$3,197
Operating income	611	558	582	547
Net income	401	330	299	323
Basic and diluted earnings per share	$0.45	$0.36	$0.31	$0.32

Fiscal 2003
Revenues	$2,344	$3,150	$2,707	$2,801
Operating income	389	500	464	430
Net income	214	283	276	258
Basic and diluted earnings per share	$0.25	$0.32	$0.31	$0.29

23. SUBSEQUENT EVENTS (UNAUDITED)

In July 2004, the Company guaranteed the obligations of Sky Brasil, an associated entity of News Corporation, under a $210 million credit agreement with JP Morgan Chase Bank and Citibank N.A. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such obligations. Refer to Note 15 - Commitments and Contingencies.

In September 2004, the Company purchased a 14.6% limited partnership interest in the Colorado Rockies, a MLB franchise in Denver, Colorado, for a purchase price of $20 million.

THE DIRECTV GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The DIRECTV Group, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The DIRECTV Group, Inc. as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included Financial Statement Schedule II. These financial statements and the financial statement schedule are the responsibility of The DIRECTV Group, Inc.’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2002, The DIRECTV Group, Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and effective July 1, 2003, The DIRECTV Group, Inc. adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.”

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Los Angeles, California

March 9, 2004 (June 2, 2004 as to the reclassification of PanAmSat Corporation as a discontinued operation, the reclassification of segment information and the change in method of accounting for subscriber acquisition costs and September 10, 2004 as to the reclassification of Hughes Software Systems Limited as a discontinued operation, as described in Notes 1, 2, 16 and 18)

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Revenues
Direct broadcast and other services	$8,499.0	$7,292.9	$6,450.5
Product sales	873.2	892.5	1,047.8

Total Revenues	9,372.2	8,185.4	7,498.3

Operating Costs and Expenses, Exclusive of Depreciation and Amortization Expenses Shown Separately Below
Broadcast programming and other costs	4,791.8	4,175.1	3,277.4
Cost of products sold	848.2	818.6	973.1
Selling, general and administrative expenses	3,114.8	2,924.6	3,356.5
Depreciation and amortization	754.9	676.7	686.0

Total Operating Costs and Expenses	9,509.7	8,595.0	8,293.0

Operating Loss	(137.5)	(409.6)	(794.7)
Interest income	28.4	17.5	125.4
Interest expense	(156.3)	(188.6)	(156.6)
Reorganization expense	(212.3)	—	—
Other, net	—	425.5	(92.7)

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(477.7)	(155.2)	(918.6)
Income tax benefit	104.3	42.2	292.3
Minority interests in net (earnings) losses of subsidiaries	(1.9)	(1.9)	61.1

Loss from continuing operations before cumulative effect of accounting changes	(375.3)	(114.9)	(565.2)
Income (loss) from discontinued operations, net of taxes	78.1	(97.6)	(49.0)

Loss before cumulative effect of accounting changes	(297.2)	(212.5)	(614.2)
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)

Net Loss	(361.8)	(893.8)	(621.6)
Preferred stock dividends	—	(46.9)	(96.4)

Net Loss Attributable to Common Stockholders	$(361.8)	$(940.7)	$(718.0)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.27)	$(0.12)	$(0.51)
Income (loss) from discontinued operations, net of taxes	0.06	(0.07)	(0.03)
Cumulative effect of accounting changes, net of taxes	(0.05)	(0.51)	(0.01)

Loss Per Common Share	$(0.26)	$(0.70)	$(0.55)

Weighted average number of common shares outstanding (in millions)	1,382.5	1,343.1	1,300.0

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$1,720.1	$324.4
Accounts and notes receivable, net of allowances of $112.7 and $91.0	896.3	1,095.9
Contracts in process	69.7	139.5
Inventories, net	270.3	228.7
Prepaid expenses and other	1,018.2	768.2
Assets of businesses held for sale	6,381.6	7,134.2

Total Current Assets	10,356.2	9,690.9
Satellites, net	2,408.2	2,213.9
Property, net	1,791.6	1,773.6
Goodwill, net	3,034.1	3,031.5
Intangible Assets, net	568.5	644.7
Investments and Other Assets	819.4	561.9

Total Assets	$18,978.0	$17,916.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,366.3	$999.1
Deferred revenues	170.3	166.4
Short-term borrowings and current portion of long-term debt	226.2	527.8
Accrued liabilities and other	937.5	1,150.3
Liabilities of businesses held for sale	3,139.6	3,972.4

Total Current Liabilities	5,839.9	6,816.0
Long-Term Debt	2,434.8	40.0
Other Liabilities and Deferred Credits	832.8	899.3
Deferred Income Taxes	216.6	163.3
Commitments and Contingencies
Minority Interests	22.8	20.8
Stockholders’ Equity
Convertible preferred stock	—	914.1
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,383,649,451 shares issued and outstanding at December 31, 2003; $0.01 par value, 1,000 shares authorized, 200 shares issued and outstanding at December 31, 2002	10,817.5	10,151.8
Retained earnings (deficit)	(1,388.9)	(1,027.1)

Subtotal Stockholders’ Equity	9,428.6	10,038.8
Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(48.8)	(32.3)
Accumulated unrealized gains (losses) on securities and derivatives	271.4	(3.3)
Accumulated foreign currency translation adjustments	(20.1)	(26.1)

Total Accumulated Other Comprehensive Income (Loss)	202.5	(61.7)

Total Stockholders’ Equity	9,631.1	9,977.1

Total Liabilities and Stockholders’ Equity	$18,978.0	$17,916.5

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2001	200	$9,973.8	$1,495.7	$631.6	$225.0	$12,326.1
Net Loss				(621.6)		(621.6)	$(621.6)
Preferred stock			2.7	(2.7)
Preferred stock dividends				(93.7)		(93.7)
Stock options exercised		22.3				22.3
Adjustment related to Raytheon purchase price settlement		(574.2)				(574.2)
Subsidiary common stock issued in connection with acquisition and other		139.3				139.3
Minimum pension liability adjustment					(1.2)	(1.2)	(1.2)
Foreign currency translation adjustments					(60.7)	(60.7)	(60.7)
Cumulative effect of accounting change					0.4	0.4	0.4
Unrealized gains (losses) on securities and derivatives:
Unrealized holding losses					(121.4)	(121.4)	(121.4)
Less: reclassification adjustment for net losses recognized during the period					56.6	56.6	56.6

Comprehensive loss							$(747.9)

Balance at December 31, 2001	200	9,561.2	1,498.4	(86.4)	98.7	11,071.9
Net Loss				(893.8)		(893.8)	$(893.8)
Preferred stock			1.6	(1.6)
Preferred stock dividends				(45.3)		(45.3)
Stock options exercised		7.7				7.7
Cancellation of Series A Preferred Stock		1,500.0	(1,500.0)
Issuance of Series B Convertible Preferred Stock		(914.1)	914.1
Other		(3.0)				(3.0)
Minimum pension liability adjustment					(15.0)	(15.0)	(15.0)
Foreign currency translation adjustments:
Unrealized gains					1.6	1.6	1.6
Less: reclassification adjustment for net losses recognized during the period					48.9	48.9	48.9
Unrealized losses on securities and derivatives:
Unrealized holding losses					(96.8)	(96.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period					(99.1)	(99.1)	(99.1)

Comprehensive loss							$(1,054.2)

Balance at December 31, 2002	200	10,151.8	914.1	(1,027.1)	(61.7)	9,977.1
Net Loss				(361.8)		(361.8)	$(361.8)
Conversion of Series B Convertible Preferred Stock into Class B common stock and common stock split	1,481,891,553	914.1	(914.1)
Adjustment to GM stock holdings in connection with the News Corporation transactions	(98,301,304)
Special cash dividend paid to General Motors		(275.0)				(275.0)
Tax benefit to General Motors		(25.1)				(25.1)
Stock options exercised	59,002	17.7				17.7
Other		34.0				34.0
Minimum pension liability adjustment					(16.5)	(16.5)	(16.5)
Foreign currency translation adjustments					6.0	6.0	6.0
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains					275.3	275.3	275.3
Less: reclassification adjustment for net gains recognized during the period					(0.6)	(0.6)	(0.6)

Comprehensive loss							$(97.6)

Balance at December 31, 2003	1,383,649,451	$10,817.5	$—	$(1,388.9)	$202.5	$9,631.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(375.3)	$(114.9)	$(565.2)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities
Depreciation and amortization	754.9	676.7	686.0
Equity losses from unconsolidated affiliates	81.5	70.1	61.3
Net gain from sale of investments	(7.5)	(84.1)	(130.6)
Net unrealized (gain) loss on investments	(79.4)	180.6	239.0
Net gain on exit of DIRECTV Japan business	—	(41.1)	(32.0)
Loss on disposal of assets	10.4	49.3	15.2
Deferred income taxes and other	(50.6)	155.3	148.9
Change in other operating assets and liabilities
Accounts and notes receivable	(103.4)	(63.2)	36.2
Inventories	(40.4)	120.8	(16.3)
Prepaid expenses and other	(14.4)	240.2	(15.6)
Accounts payable	350.5	(170.0)	(340.8)
Accrued liabilities	203.4	38.4	(45.8)
Other	68.3	(359.8)	(207.7)

Net Cash Provided by (Used in) Operating Activities	798.0	698.3	(167.4)

Cash Flows from Investing Activities
Investment in companies, net of cash acquired	(11.8)	(27.0)	(287.8)
Payment received on note receivable from PanAmSat	—	1,725.0	—
Purchase of short-term investments	(43.5)	—	—
Expenditures for property	(410.6)	(497.8)	(647.8)
Expenditures for satellites	(336.8)	(456.7)	(747.5)
Proceeds from sale of investments	29.8	322.4	204.9
Other, net	33.0	0.3	(49.0)

Net Cash Provided by (Used in) Investing Activities	(739.9)	1,066.2	(1,527.2)

Cash Flows from Financing Activities
Net (decrease) increase in notes and loans payable	(515.3)	(1,100.8)	1,208.7
Long-term debt borrowings	2,627.3	1.1	1,642.6
Repayment of long-term debt	(18.8)	(183.3)	(1,515.2)
Debt issuance costs	(68.8)	(44.1)	—
Stock options exercised	17.7	5.1	21.8
Special cash dividend paid to General Motors	(275.0)	—	—
Preferred stock dividends paid to General Motors	—	(68.7)	(93.7)
Payment of Raytheon settlement	—	(134.2)	(500.0)

Net Cash Provided by (Used in) Financing Activities	1,767.1	(1,524.9)	764.2

Net cash provided by (used in) continuing operations	1,825.2	239.6	(930.4)
Net cash used in discontinued operations	(429.5)	(155.0)	(182.4)

Net increase (decrease) in cash and cash equivalents	1,395.7	84.6	(1,112.8)
Cash and cash equivalents at beginning of the year	324.4	239.8	1,352.6

Cash and cash equivalents at end of the year	$1,720.1	$324.4	$239.8

Supplemental Cash Flow Information
Cash paid for interest	$178.5	$161.9	$120.6
Cash received for income taxes	29.2	356.6	311.3

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

The DIRECTV Group, Inc. (the “Company”) is a world-leading provider of digital television entertainment and broadband satellite networks and services. The Company has developed a wide range of entertainment, information and communication services for home and business use, including video, data, voice, multimedia and Internet services.

On March 16, 2004, the Company changed its corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, the Company’s ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” The name change has no impact on the Company’s common stock or the rights of stockholders. The name of the Company was changed to better reflect the Company’s commitment to building its business around the DIRECTV businesses.

On April 20, 2004, the Company and PanAmSat Corporation (“PanAmSat”) announced the signing of a definitive agreement that, subject to the satisfaction of the conditions described in that agreement, provided for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004. The loss amount includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat.

On June 8, 2004, the Company, Hughes Network Systems, Inc. (“HNS”), the Company’s wholly-owned subsidiary, and Flextronics Sales & Marketing (L-A) Ltd. (“Flextronics”) entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in Hughes Software Systems Limited (“HSS”), an Indian telecommunications software products and services provider, for $226.5 million in cash. The Company received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, which will be recognized in the second half of 2004 subject to compliance by Flextronics with Indian regulatory requirements and receipt of regulatory approval.

The Company announced, in December of 2002, that DIRECTV Broadband, Inc. (“DIRECTV Broadband”) would close its high-speed Internet service business. In the first quarter of 2003, DIRECTV Broadband completed the transition of its existing customers to alternative service providers and shut down its high-speed Internet service business.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, HSS and DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat, HSS and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale,” respectively. The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.” See Note 16 for further discussion.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company’s principal operations are carried out through three businesses organized in two segments:

Direct-To-Home Broadcast Segment

The Direct-To-Home Broadcast segment consists of the DIRECTV digital multi-channel entertainment businesses located in the United States and Latin America.

•	DIRECTV Holdings LLC (“DIRECTV U.S.”) launched its direct-to-home service in 1994. DIRECTV U.S. is the largest provider of direct broadcast satellite television services and the second largest multi-channel video program provider in the U.S., in each case based on the number of subscribers.

•	DIRECTV Latin America (“DLA”) is a provider of digital direct-to-home satellite television entertainment in Latin America, which includes South America, Central America, Mexico and the Caribbean. When the Company refers to DLA, it is referring to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant companies include DIRECTV Latin America, LLC (“DLA LLC”), which was 74.7% owned by the Company as of December 31, 2003, as well as the local operating companies (“LOCs”) selling the DIRECTV service in Latin America. As of December 31, 2003, DLA LLC owned, directly or indirectly and along with certain affiliates, sixteen subsidiaries, including the LOCs in Brazil, Mexico, Venezuela, Argentina and Puerto Rico. The DIRECTV service is provided to DLA’s customers via the Galaxy 3C satellite that was placed into service in September 2002. DLA LLC leases the satellite transponder capacity on Galaxy 3C from PanAmSat. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization (the “Reorganization Plan”) by the Bankruptcy Court and its emergence from Chapter 11. See Note 15 for further information.

The Company records 100% of the net losses incurred by DLA LLC and certain other consolidated LOCs due to the accumulation of net losses in excess of the minority investors’ investments and the Company’s continued funding of those businesses.

Network Systems Segment

HNS constitutes the Network Systems segment. HNS is a leader in the global market for VSAT private business networks. HNS operates a satellite-based consumer broadband Internet access service marketed under the DIRECWAY® brand. In addition, HNS is one of the two largest manufacturers of DIRECTV® set-top receivers. HNS is also developing SPACEWAY®, a more advanced satellite broadband communications platform that is expected to provide customers with high-speed, two-way data communications on a more cost-efficient basis than systems that are currently available. The first SPACEWAY satellite is expected to be launched in 2004 and service is expected to be introduced in 2005.

News Corporation Transactions

On December 22, 2003, General Motors Corporation (“GM”), the Company and The News Corporation Limited (“News Corporation”) completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in the Company to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares (“ADSs”) in these transactions. GM split-off the Company by distributing the Company’s common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of outstanding common stock of the Company from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding common stock of the Company. GM Class H common stockholders received about 0.8232 shares of the Company’s common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, the Company paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in the Company to its 82% owned subsidiary, Fox Entertainment Group, Inc. As a result of these transactions, the Company is now publicly traded.

For the Company, the transactions represented an exchange of equity interests by investors. As such, the Company continues to account for its assets and liabilities at historical cost and did not apply purchase accounting. The Company recorded the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. The Company also recorded a $25.1 million decrease to additional paid-in capital representing the difference between the Company’s consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and the Company. See Note 8 for additional discussion regarding the amended income tax allocation agreement.

Upon completion of the transactions, the Company expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million. In addition, certain employees of the Company are expected to earn about $36 million in additional retention benefits during the 12 month period subsequent to the completion of the transactions.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are presented on a consolidated basis and include the accounts of the Company and its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company after elimination of intercompany accounts and transactions. The Company allocates earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

Beginning in the first quarter of 2003, the Company no longer allocates general corporate expenses to its subsidiaries. Beginning in the first quarter of 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Segment information has been reclassified to conform to the current presentation.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue Recognition

Sales are generally recognized as products are shipped or services are rendered. Direct-To-Home subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, DIRECTV-The Guide, warranty services and equipment rental are recognized as revenue, monthly as earned. Advertising revenue is recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as deferred revenues until earned.

A small percentage of revenues are derived from long-term contracts for the sale of wireless communications systems. Sales under long-term contracts are recognized primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Broadcast Programming and Other Costs

The cost of television programming broadcast rights is recognized when the related programming is distributed. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. However, for live sporting events with multi-year contracts and minimum guarantee payments, the Company charges the costs of these events to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference is recognized immediately. Programming costs are included in “Broadcast programming and other costs” in the Consolidated Statements of Income.

Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal are deferred and recognized as a reduction of programming costs on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or values determined by management based in part on independent third-party valuations. Also recorded as a reduction of programming costs is the amortization of a provision for above-market programming contracts that was recorded in connection with the United States Satellite Broadcasting Company, Inc. (“USSB”) transaction in May 1999. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the Consolidated Balance Sheets in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” and are being amortized using the interest method over the related contract terms.

Subscriber Acquisition Costs

Subscriber acquisition costs in the Consolidated Statements of Income consist of costs incurred to acquire new subscribers through third parties and the direct customer acquisition program. The deferred portion of the costs are included in “Prepaid expenses and other” in the Consolidated Balance Sheets.

Subscriber acquisition costs primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

respective distribution channels which are included in the Consolidated Statements of Income in “Selling, general and administrative expenses,” and the cost of hardware and installation subsidies for subscribers added through the direct customer acquisition program which are included in the Consolidated Statements of Income in “Broadcast programming and other costs.” Additional components of subscriber acquisition costs include subsidies paid to manufacturers of set-top receivers, if any, and the cost of print, radio and television advertising. The cost of advertising and manufacturer subsidies is expensed as incurred.

Substantially all commissions paid to retailers and dealers for third-party customer acquisitions, although paid in advance, are earned by the retailer or dealer over 12 months from the date of subscriber activation and may be recouped by the Company on a pro-rata basis should the subscriber cancel the service during the 12 month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12 month service period. The amount deferred is limited to the estimated average gross margin (equal to an average subscriber’s revenue to be earned over 12 months, less the related cost of programming) to be derived from the subscriber over the 12 month period. As of December 31, 2003 and 2002, included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $334.3 million and $371.6 million, respectively, related to commissions to retailers and dealers. The excess commissions over the estimated gross margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware under the direct customer acquisition program is deferred when a customer commits to 12 months of service. The amount deferred is amortized to expense over the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

The Company actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent the Company charges back a retailer or dealer for a prepaid commission, the Company offsets the amount due against amounts payable to the retailers/dealers, and therefore, recoverability of prepaid commissions, net of existing reserves, is reasonably assured. Generally, new subscribers secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, the ability to charge the subscriber an early termination fee, together with existing reserves, reasonably assures the recoverability of deferred installation and hardware costs.

Effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition costs. See “Accounting Changes” below for additional information regarding this change.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Contracts in Process

Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development and selling expenses, are charged to costs and expenses when incurred. Advances offset against contract related receivables amounted to $27.5 million and $28.9 million at December 31, 2003 and 2002, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Inventories

Inventories are stated at the lower of cost or market principally using the average cost method.

The following table sets forth the amounts recorded for inventories, net, at December 31:

	2003	2002
	(Dollars in Millions)
Productive material and supplies	$64.2	$34.7
Work in process	81.1	68.4
Finished goods	158.3	160.1

Total	303.6	263.2
Less provision for excess or obsolete inventory	33.3	34.5

Inventories, net	$270.3	$228.7

Property, Satellites and Depreciation

Property and satellites are carried at cost. Satellite costs include construction costs, launch costs, launch insurance, incentive obligations, direct development costs and capitalized interest. Capitalized satellite costs represent satellites under construction and the cost of successful satellite launches. The proportionate cost of a satellite, net of accumulated depreciation and insurance proceeds, is written-off in the period a full or partial loss of the satellite occurs. Capitalized customer leased set-top receiver costs include the cost of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

As discussed below, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Company ceased amortization of goodwill and intangible assets with indefinite lives. Intangible assets with indefinite lives consist of Federal Communications Commission (“FCC”) licenses for direct-to-home broadcasting frequencies (“Orbital Slots”). Goodwill and Orbital Slots are subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Prior to January 1, 2002, goodwill, which represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and Orbital Slots were amortized using the straight-line method over periods not exceeding 40 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives, which range from 2 to 12 years.

Step one of the annual two-part goodwill impairment test requires a comparison of the fair value of each reporting unit with its respective carrying amount, including goodwill. If the reporting unit carrying value exceeds the fair value, step two of the impairment test is performed to measure the amount of the impairment loss, if any. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. The implied value of goodwill is equal to the excess of the fair value of the reporting unit determined in step one over the fair value of its net tangible and intangible assets. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. For Orbital Slots, the annual impairment test is completed by comparing the fair value of Orbital Slots to their carrying values. If the carrying amount of the Orbital Slots exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company performs its annual impairment test for goodwill and Orbital Slots during the fourth quarter of each year, primarily using the present value of expected future cash flows. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income.

Software Development Costs

Other assets include certain software development costs capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs at December 31, 2003 and 2002, net of accumulated amortization of $133.2 million and $207.6 million, respectively, totaled $84.9 million and $85.9 million, respectively. The software is amortized using the greater of the units of revenue method or the straight-line method over its estimated useful life, not in excess of five years. Software program reviews are conducted at least annually to ensure that capitalized software development costs are properly treated and costs associated with programs that are not generating revenues are expensed.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

In addition, as a result of satellite anomalies or other changes in circumstances, the Company may determine that the useful life of its satellites or property has been reduced. In this case, depreciation expense could increase over the remaining shortened useful life of the related asset.

Foreign Currency

Some of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of stockholders’ equity. Translation adjustments for foreign currency denominated equity investments are also recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the Consolidated Statements of Income.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written-down to fair value and the amount is recognized in the Consolidated Statements of Income as part of “Other, net” and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument or debt approximated fair value at December 31, 2003 and December 31, 2002.

The Company carries all derivative financial instruments in the Consolidated Balance Sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. The ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value are immediately recognized in the Consolidated Statements of Income in “Other, net.” The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective.

The net deferred loss from effective cash flow hedges, net of taxes, in OCI of $2.5 million at December 31, 2003 is expected to be recognized in earnings over the next two years.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

The Company issues common stock options to employees with exercise prices equal to the fair value of the underlying security at the date of grant. The Company also grants restricted stock units to employees. Beginning on January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. The Company elected to follow the prospective method of adoption, which results in the recognition of fair value based compensation cost in the Consolidated Statements of Income for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Reported net loss attributable to common stockholders	$(361.8)	$(940.7)	$(718.0)
Add: Stock compensation cost, net of taxes, included in net loss attributable to common stockholders	13.0	3.2	0.6
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(108.9)	(174.9)	(232.4)

Pro forma net loss attributable to common stockholders	$(457.7)	$(1,112.4)	$(949.8)

Basic and diluted loss per common share:
As reported	$(0.26)	$(0.70)	$(0.55)
Pro forma loss per common share	(0.33)	(0.83)	(0.73)

The 2003 total stock compensation expense amount includes a charge of $15.2 million, net of tax, resulting from the acceleration of vesting for 11.5 million stock options as a result of the completion of the News Corporation transactions. All outstanding options to purchase GM Class H common stock were converted to options to acquire the Company’s common stock as a result of the completion of the News Corporation transactions on December 22, 2003. See Note 12 for further information.

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that will be reported in future periods.

Advertising and Research and Development Costs

Advertising and research and development costs are expensed as incurred and included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. Advertising expenses were $199.0 million in 2003, $189.1 million in 2002 and $156.8 million in 2001. Expenditures for research and development were $54.6 million in 2003, $66.2 million in 2002 and $79.9 million in 2001.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of wireless communications equipment customers and to a large number of consumers, both in the U.S. and Latin America. DIRECTV U.S. has significant accounts receivable from the NRTC and the NRTC’s largest affiliate, Pegasus Satellite Television, Inc. (“Pegasus”), arising from arrangements granting the NRTC and Pegasus the exclusive right to distribute certain programming in certain areas. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounting Changes

Subscriber Acquisition Costs.    Effective January 1, 2004, the Company changed its method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. The Company now expenses all subscriber acquisition, retention and upgrade costs as incurred. The Company determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of the Company’s reported results for investors. As a result of the change, the deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 was expensed as a cumulative effect of accounting change on January 1, 2004. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied during the years ended December 31, 2003, 2002 and 2001, operating costs would have increased (decreased) by $89.3 million, $(6.4) million and $5.1 million, respectively.

The following table sets forth the Company’s loss from continuing operations before cumulative effect of accounting changes and net loss on a pro forma basis as if the change in accounting for subscriber acquisition, retention and upgrade costs had been applied retroactively:

	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(375.3)	$(114.9)	$(565.2)
Reported basic and diluted loss per common share	(0.27)	(0.12)	(0.51)
Pro forma loss from continuing operations	(430.3)	(111.1)	(568.2)
Pro forma basic and diluted loss per common share	(0.31)	(0.12)	(0.51)
Reported net loss attributable to common stockholders	$(361.8)	$(940.7)	$(718.0)
Reported basic and diluted loss per common share	(0.26)	(0.70)	(0.55)
Pro forma net loss attributable to common stockholders	(416.8)	(936.9)	(721.0)
Pro forma basic and diluted loss per common share	(0.30)	(0.70)	(0.55)

Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. The Company applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. The Company determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which the Company owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, the Company began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in the Company recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Income.

Prior to July 1, 2003, the Company accounted for its investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Income due to the accumulation of net losses in excess of other investors’ investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation for stock options and other stock- based awards granted to employees or modified on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Goodwill and Other Intangible Assets.    The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 required that the Company perform step one of a two-part transitional impairment test to compare the fair value of each reporting unit with its respective carrying value, including goodwill. If the carrying value exceeded the fair value, step two of the transitional impairment test was required to measure the amount of the impairment loss, if any. SFAS No. 142 also required that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

In the first quarter of 2002, the Company completed the required transitional impairment test for Orbital Slots and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, the Company completed step one of the transitional impairment test to determine whether a potential impairment existed for goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the carrying values for DLA and DIRECTV Broadband exceeded their fair values, therefore requiring performance of step two of the impairment test.

The Company completed step two of the impairment test for DLA and DIRECTV Broadband in the fourth quarter of 2002. As a result of completing step two, the Company determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. In the fourth quarter of 2002, the Company also recorded a $16.0 million charge representing its share of the goodwill impairment of an equity method investee. As a result, the Company recorded a charge to “Cumulative effect of accounting changes, net of taxes,” of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Income.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following represents the Company’s reported net loss attributable to common stockholders and reported loss attributable common stockholders before cumulative effect of accounting changes on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and Orbital Slots for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions, Except Per Share Amounts)
Reported net loss attributable to common stockholders	$(361.8)	$(940.7)	$(718.0)
Add amortization of:
Goodwill	—	—	219.9
Orbital Slots	—	—	7.2

Adjusted net loss attributable to common stockholders	$(361.8)	$(940.7)	$(490.9)

Reported loss attributable to common stockholders before cumulative effect of accounting changes	$(297.2)	$(259.4)	$(710.6)
Add amortization of:
Goodwill	—	—	219.9
Orbital Slots	—	—	7.2

Adjusted loss attributable to common stockholders before cumulative effect of accounting changes	$(297.2)	$(259.4)	$(483.5)

Basic and diluted loss per common share:
Reported basic and diluted loss per common share	$(0.26)	$(0.70)	$(0.55)
Add amortization of:
Goodwill	—	—	0.17
Orbital Slots	—	—	0.01

Adjusted basic and diluted loss per common share	$(0.26)	$(0.70)	$(0.37)

Reported basic and diluted loss per common share before cumulative effect of accounting changes	$(0.21)	$(0.19)	$(0.55)
Add amortization of:
Goodwill	—	—	0.17
Orbital Slots	—	—	0.01

Adjusted basic and diluted loss per common share before cumulative effect of accounting changes	$(0.21)	$(0.19)	$(0.37)

Other.    In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. The Company elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” on July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” on July 1, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 generally requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” on January 1, 2003. SFAS No. 145 eliminates the requirement to present gains and losses on the early extinguishment of debt as an extraordinary item, and resolves accounting inconsistencies for certain lease modifications. The adoption of this standard had no impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS No. 144 refined existing impairment accounting guidance and extended the use of this accounting to discontinued operations. SFAS No. 144 allowed the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminated the existing exception to consolidation of a subsidiary for which control is likely to be temporary. The operating results of discontinued businesses such as DIRECTV Broadband, which previously would not have been reported as a discontinued operation, have been reported as a discontinued operation in the Consolidated Statements of Income under this new standard in all periods presented herein.

The Company adopted SFAS No. 141, “Business Combinations” on July 1, 2001. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibited the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not have a significant impact on the Company’s consolidated results of operations or financial position.

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires the Company to carry all derivative financial instruments on the balance sheet at fair value. In accordance with the transition provisions of SFAS No. 133, the Company recorded a one-time after-tax charge of $7.4 million on January 1, 2001 as a cumulative effect of accounting change in the Consolidated Statements of Income and an after-tax unrealized gain of $0.4 million in “Accumulated Other Comprehensive Income (Loss).”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3: Property and Satellites, Net

The following table sets forth the amounts recorded for property and satellites, net, at December 31:

	Estimated Useful Lives (years)	2003	2002
		(Dollars in Millions)
Land and improvements	10-30	$41.4	$38.9
Buildings and leasehold improvements	1-40	237.3	226.9
Machinery and equipment	3-23	1,833.0	1,680.3
Customer leased set-top receivers	4-7	1,172.2	867.5
Furniture, fixtures and office machines	3-15	119.4	102.8
Construction in progress	—	489.5	385.5

Total		3,892.8	3,301.9
Less accumulated depreciation		2,101.2	1,528.3

Property, net		$1,791.6	$1,773.6

Satellites	12-16	$1,290.3	$1,227.0
Satellites under construction	—	1,545.4	1,330.9

Total		2,835.7	2,557.9
Less accumulated depreciation		427.5	344.0

Satellites, net		$2,408.2	$2,213.9

The Company capitalized interest costs of $120.0 million, $87.7 million and $49.4 million during 2003, 2002 and 2001, respectively, as part of the cost of its property and satellites under construction.

Note 4: Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2003 and 2002 were as follows:

	Direct-To- Home Broadcast	Network Systems	Total
	(Dollars in Millions)
Balance as of January 1, 2002	$3,734.0	$18.9	$3,752.9
Impairment loss	(739.7)	(16.0)	(755.7)
Additions and other	34.8	(0.5)	34.3

Balance as of December 31, 2002	3,029.1	2.4	3,031.5
Additions and other	2.6	—	2.6

Balance as of December 31, 2003	$3,031.7	$2.4	$3,034.1

At December 31, 2003 and 2002, the Company had Orbital Slots of $432.4 million at the Direct-To-Home Broadcast segment.

With the assistance of an independent valuation firm, the Company performed its annual impairment tests for goodwill and Orbital Slots in the fourth quarter of 2003 and 2002. The independent valuations resulted in fair

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

values for each reporting unit and the Orbital Slots that exceeded the Company’s carrying values. As a result, no impairment loss was recorded in 2003 or 2002. See “Accounting Changes” in Note 2 regarding the transitional impairment loss recorded in 2002 as a result of the adoption of SFAS No. 142.

The following table sets forth the amounts recorded for intangible assets at December 31:

	Estimated Useful Lives (years)	2003			2002
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Base	2	220.0	198.1	21.9	220.0	133.3	86.7
Dealer Networks	12	130.0	34.6	95.4	130.0	25.4	104.6
Intangible Pension Asset	—	18.8	—	18.8	21.0	—	21.0

Total Intangible Assets		$831.8	$263.3	$568.5	$834.0	$189.3	$644.7

Amortization expense of intangible assets was $74.0 million and $18.5 million for the years ended December 31, 2003 and 2002, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $31.1 million in 2004; $9.2 million in 2005; $9.2 million in 2006; $9.2 million in 2007; $9.2 million in 2008; and $49.4 million thereafter.

The increase in amortization expense for 2003 compared to 2002 is due to the reinstatement in the fourth quarter of 2002 of subscriber base and dealer network intangible asset amortization at the Direct-To-Home Broadcast segment as a result of the issuance of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” Prior to the issuance of EITF No. 02-17 in October 2002, the Company had reclassified its subscriber base and dealer network intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142 and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets.

Note 5: Investments

Marketable Securities

Investments in marketable equity and debt securities stated at current fair value and classified as available-for-sale were as follows as of December 31:

	2003	2002
	(Dollars in Millions)
Marketable equity securities	$486.9	$73.7
Marketable debt securities	108.6	110.1

Total	595.5	183.8
Less amount recorded in “Prepaid expenses and other”	172.4	—

Amount recorded in “Investments and other assets”	$423.1	$183.8

At December 31, 2003, $273.9 million of accumulated unrealized gains, net of taxes, were recorded as part of OCI. At December 31, 2002, $2.1 million of accumulated unrealized losses, net of taxes, were recorded as part of OCI.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During 2002 and 2001, the Company recorded write-downs for other-than-temporary declines in the fair value of certain marketable equity investments of $148.9 million and $226.1 million, respectively.

On August 21, 2002, the Company sold about 8.8 million shares of Thomson multimedia S.A. (“Thomson”) common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

On November 19, 2001, the Company repaid $74.9 million of debt pursuant to the terms of a debt guarantee provided by the Company for the benefit of Motient Corporation (“Motient”). In connection with the payment, the Company received from Motient 7.1 million shares of XM Satellite Radio Holdings, Inc. (“XM Satellite Radio”) common stock, with a market value as of November 2001 of $67.9 million and $3.6 million in cash. The repayment of Motient’s debt released the Company from any further obligations related to Motient’s indebtedness and therefore the Company reversed a related reserve of $39.5 million. The net effect of these actions resulted in a credit of $36.1 million to “Other, net” in the Consolidated Statements of Income.

On July 31, 2001, the Company sold about 4.1 million shares of Thomson common stock for approximately $132.7 million in cash, resulting in a pre-tax gain of approximately $108.3 million.

Other Investments

In January 2003, the Company invested $10 million in a convertible note issued by XM Satellite Radio. The note was convertible to registered shares of XM Satellite Radio common stock. This conversion feature of the note was considered a derivative financial instrument accounted for at fair value. As of December 31, 2003, the fair value of the note, including the conversion feature, was $90.5 million and was included in “Prepaid expenses and other” in the Consolidated Balance Sheets. See Note 20 regarding the sale of this investment in January 2004.

Aggregate investments in companies accounted for under the equity method at December 31, 2003 and 2002 amounted to $4.6 million and $6.8 million, respectively.

Note 6: Accrued Liabilities and Deferred Credits

Accrued Liabilities and Other

	2003	2002
	(Dollars in Millions)
Exit costs and other liabilities related to discontinued businesses	$19.6	$255.1
Payroll and other compensation	321.3	190.0
Programming contract liabilities	133.2	120.6
Subscriber services expenses	73.1	75.3
Interest payable	41.9	12.6
Other	348.4	496.7

Total	$937.5	$1,150.3

During 2001, the Company announced a nearly 10% reduction of its approximately 7,900 employees, excluding DIRECTV customer service representatives, located in the U.S. As a result, about 750 employees across all business disciplines were given notification of termination that resulted in an expense of $87.5 million in 2001 to “Selling, general and administrative expenses” in the Consolidated Statements of Income. Of that charge, $80.0 million was related to employee severance benefits and $7.5 million was for other costs primarily

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

related to a remaining lease obligation associated with excess office space and employee equipment. The remaining accrual amounted to $3.8 million and $14.1 million at December 31, 2003 and 2002, respectively.

See Note 16 for additional information on the exit costs and other liabilities related to discontinued businesses, including the shut down of the DIRECTV Broadband business.

Other Liabilities and Deferred Credits

Included in “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets are obligations under programming contracts and a provision for long-term programming contracts with above-market rates, established as part of the USSB and PRIMESTAR acquisitions in 1999, which totaled $291.1 million and $296.0 million at December 31, 2003 and December 31, 2002, respectively.

Note 7: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at December 31, 2003	2003	2002
		(Dollars in Millions)
Short-term borrowings	4.00%-13.50%	$10.6	$21.5
Current portion of long-term debt	3.96%-12.10%	215.6	506.3

Total short-term borrowings and current portion of long-term debt		$226.2	$527.8

Long-Term Debt

	Interest Rates at December 31, 2003	2003	2002
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0
Credit facilities	3.96%	1,225.0	$506.3
Other debt	3.29%-12.10%	25.4	40.0

Total debt		2,650.4	546.3
Less current portion		215.6	506.3

Total long-term debt		$2,434.8	$40.0

Notes Payable

On February 28, 2003, DIRECTV U.S., which is referred to in this Note as DIRECTV, issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV’s domestic subsidiaries on a senior unsecured basis. These senior notes were exchanged for registered notes with substantially identical terms in September 2003.

The fair value of the Company’s notes payable was approximately $1,619 million at December 31, 2003 based on quoted market prices.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Credit Facilities

On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. DIRECTV distributed to the Company the $2.56 billion of proceeds, net of debt issuance costs, from the initial borrowings under the senior secured credit facility and the sale of senior notes described above.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. The revolving credit facility expires in 2008 and the Term Loan B-1 matures in 2010. However, as defined by the senior secured credit facility agreement, under certain circumstances as described below, DIRECTV could be required to make a prepayment on the Term Loan B-1. As of December 31, 2003, the revolving credit facility was undrawn and the Term Loan B-1 was fully drawn. The revolving portion of the senior secured credit facility is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by DIRECTV.

Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facility agreement, which could result in DIRECTV making a prepayment, under the Term Loan B-1 on April 15th. The amount payable to DIRECTV’s credit holders is equal to one-half of DIRECTV’s excess cash flows, if any, with up to $150 million of the remaining amount available for distribution to the Company. DIRECTV has calculated approximately $401.8 million of excess cash flows at December 31, 2003. As a result, $200.9 million was reclassified from “Long-Term Debt” to “Short-term borrowings and current portion of long-term debt” in the Consolidated Balance Sheets. However, under the terms of the senior secured credit facility agreement, at DIRECTV’s request, the lenders under the credit facility may elect to forego all or a portion of the prepayment, if required, prior to April 15th of each year.

The $200 million Term Loan A was undrawn and was terminated on December 1, 2003. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced by the Term Loan B-1 in August 2003. In March 2004, DIRECTV’s senior secured credit facility was amended to replace the Term Loan B-1 with a Term Loan B-2, with substantially the same terms except that the interest rate was reduced to LIBOR plus 2.25%.

On October 1, 2001, the Company entered into a $2.0 billion revolving credit facility with General Motors Acceptance Corporation (“GMAC”). The facility was subsequently amended in February and November 2002, and March 2003. The amendments reduced the size of the facility to $1,500.0 million and provided for a commitment through March 31, 2004. On June 18, 2003, the Company voluntarily prepaid amounts owed thereunder and terminated the facility. The facility was comprised of a $1,500.0 million tranche secured by a $1,500.0 million cash deposit of the Company. Borrowings under the facility bore interest at GMAC’s cost of funds plus 0.125%, and the $1,500.0 million cash deposit earned interest at a rate equivalent to GMAC’s cost of funds. The Company had the legal right of setoff with respect to the $1,500.0 million GMAC cash deposit and accordingly offset it against amounts borrowed from GMAC under the $1,500.0 million tranche in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other

$36.0 million in other short-term and long-term debt, related primarily to DLA and HNS’ international subsidiaries, was outstanding at December 31, 2003. Principal on these borrowings is due in varying amounts through 2007.

The Company’s notes payable, credit facilities and other borrowings mature as follows: $226.2 million in 2004; $12.1 million in 2005; $15.0 million in 2006; $26.7 million in 2007; $253.5 million in 2008; and $2,127.5 million thereafter.

Covenants and Restrictions

The senior secured credit facilities require DIRECTV to maintain certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV’s ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV’s current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV’s assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At December 31, 2003, DIRECTV was in compliance with all such covenants.

As of December 31, 2003, restricted cash of $43.5 million was included as part of “Prepaid expenses and other” on the Consolidated Balance Sheets. This cash was deposited to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 8: Income Taxes

The income tax benefit is based on the reported “Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes.” Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

Prior to the split-off of the Company from GM on December 22, 2003, the Company and its domestic subsidiaries joined with GM in filing a consolidated U.S. federal income tax return and combined returns for certain states. The portion of the consolidated income tax liability or receivable recorded by the Company during this period was generally equivalent to the amount that would have been recorded on a separate return basis.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The income tax benefit consisted of the following for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Current tax (benefit) expense:
U.S. federal	$(68.2)	$(129.0)	$(362.5)
Foreign	53.0	74.3	52.5
State and local	(0.3)	(8.5)	(55.7)

Total	(15.5)	(63.2)	(365.7)

Deferred tax (benefit) expense:
U.S. federal	(82.3)	18.0	64.5
State and local	(6.5)	3.0	8.9

Total	(88.8)	21.0	73.4

Total income tax benefit	$(104.3)	$(42.2)	$(292.3)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting changes included the following components:

	2003	2002	2001
	(Dollars in Millions)
U.S. income (loss)	$(74.5)	$424.4	$(530.3)
Foreign loss	(403.2)	(579.6)	(388.3)

Total	$(477.7)	$(155.2)	$(918.6)

The income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2003	2002	2001
	(Dollars in Millions)
Expected refund at U.S. federal statutory income tax rate	$(167.2)	$(54.4)	$(321.5)
Resolution of tax contingencies	(48.0)	(98.0)	(30.0)
Extraterritorial income exclusion and foreign sales corporation tax benefit	(2.8)	(3.5)	(3.6)
U.S. state and local income tax benefit	(2.9)	(2.4)	(22.6)
Tax basis differences attributable to equity method investees	—	—	(29.6)
Minority interests in losses of partnership	—	—	33.9
Non-deductible goodwill and intangible assets	20.4	—	24.2
Foreign losses and taxes, net of credits	22.4	55.9	37.8
Change in valuation allowance	62.3	58.6	20.6
Transaction costs and other	11.5	1.6	(1.5)

Total income tax benefit	$(104.3)	$(42.2)	$(292.3)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$299.5	$43.3	$257.8
Prepaid expenses	—	225.3	—	$114.7
State taxes	1.4	—	—	2.6
Gain on PanAmSat merger	—	171.6	—	171.6
Depreciation and amortization	—	360.2	—	422.5
Net operating loss and tax credit carryforwards	645.7	—	160.6	—
Programming contract liabilities	150.1	—	168.5	—
Unrealized gains and losses on securities	—	177.7	1.4	—
Tax basis differences in investments and affiliates	78.1	323.5	163.9	—
Discontinuation of DIRECTV Broadband business	—	—	104.1	—
Other	166.0	39.9	45.6	130.9

Subtotal	1,340.8	1,341.5	901.9	842.3
Valuation allowance	(164.1)	—	(133.1)	—

Total deferred taxes	$1,176.7	$1,341.5	$768.8	$842.3

Included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $51.8 million and $89.8 million of current deferred tax assets at December 31, 2003 and 2002, respectively.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $94.4 million and $76.9 million at December 31, 2003 and 2002, respectively. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

At December 31, 2003, the Company had $1.3 billion of federal net operating losses which expire in 2023, foreign net operating losses of $459.7 million with varying expiration dates, federal research tax credits of $61.8 million which expire between 2018 and 2023, and alternative minimum tax credits of $44.5 million which can be carried forward indefinitely. The valuation allowance balances at December 31, 2003 and 2002 of $164.1 million and $133.1 million, respectively, are primarily attributable to the unused foreign operating losses which are available to carry forward. For the period ended December 31, 2003, the change in the valuation allowance was primarily attributable to a $62.3 million increase for the tax effect of current year foreign losses for which no tax benefit has been recognized and a $30 million decrease related to the tax benefit of expired foreign losses.

The Company and GM have amended their income tax allocation agreement which governs the allocation of certain U.S. income tax liabilities and sets forth agreements with respect to certain other tax matters. Under the amended terms, for tax periods prior to the Company’s split-off from GM, the Company will be treated as the common parent of a separate affiliated group of corporations filing a consolidated return. The Company will be compensated by GM for any tax benefits, such as net operating loss and tax credit carryforwards, that have not been used to offset the Company’s separate income tax liability through the date of the Company’s split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the tax benefit will be based on a 24% rate.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

At the time of the Company’s split-off from GM, the amount of the Company’s tax receivable from GM, as determined on a separate return basis, exceeded the receivable determined pursuant to the amended income tax allocation agreement by $25.1 million. Such amount was reported by the Company as a distribution to GM.

The Company also has an agreement with The Boeing Company (“Boeing”), which governs the Company’s rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of the Company’s satellite systems manufacturing businesses in 2000. The Company is responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

The Company has an agreement with Raytheon Company (“Raytheon”) which governs the Company’s rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of the Company’s defense electronics business with Raytheon in 1997. The Company is responsible for any income taxes pertaining to those periods prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and is entitled to any U.S. federal and state income tax refunds relating to those years.

The U.S. federal income tax returns of the Company have been examined and the Company has concluded its administrative appeals process with the Internal Revenue Service (“IRS”) for all tax years through 1997. The IRS is currently examining the Company’s U.S. federal tax returns for years 1998 through 2000. The Company is also being examined by or expects to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

Note 9: Pension and Other Postretirement Benefits

Substantially all of the Company’s employees participate in the Company’s contributory and non-contributory defined benefit pension plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. The Company also maintains a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in the Company’s contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from the Company between the ages of 55 and 65. The health care plan is contributory with participants’ contributions adjusted annually; the life insurance plan is non-contributory.

The Company uses a November 30 measurement date for its pension and postretirement benefit plans.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$497.0	$455.9	$33.3	$27.6
Service cost	23.0	21.7	0.5	0.5
Interest cost	35.4	33.8	1.9	2.2
Plan participants’ contributions	1.9	1.9	—	—
Amendments	—	—	(4.6)	—
Actuarial (gain) loss	52.1	26.4	(0.4)	5.7
Benefits paid	(43.8)	(42.7)	(3.5)	(2.7)

Net benefit obligation at end of year	565.6	497.0	27.2	33.3

Change in Plan Assets
Fair value of plan assets at beginning of year	361.5	416.0	—	—
Actual return on plan assets	47.6	(21.6)	—	—
Employer contributions	10.3	7.9	3.5	2.7
Plan participants’ contributions	1.9	1.9	—	—
Benefits paid	(43.8)	(42.7)	(3.5)	(2.7)

Fair value of plan assets at end of year	377.5	361.5	—	—

Funded status at end of year	(188.1)	(135.5)	(27.2)	(33.3)
Unamortized amount resulting from changes in plan provisions	18.8	21.0	(4.6)	—
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	139.7	107.1	(1.2)	(0.8)

Net amount recognized at end of year	$(29.6)	$(7.4)	$(33.0)	$(34.1)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$0.6	$0.5
Accrued benefit cost	(127.6)	(83.1)	$(33.0)	$(34.1)
Intangible asset	18.8	21.0	—	—
Deferred tax assets	29.8	21.9	—	—
Accumulated other comprehensive loss	48.8	32.3	—	—

Net amount recognized at end of year	$(29.6)	$(7.4)	$(33.0)	$(34.1)

The accumulated benefit obligation for all pension plans was $503.8 million and $443.3 million as of December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2003	2002
	(Dollars in Millions)
Projected benefit obligation	$561.8	$493.5
Accumulated benefit obligation	500.4	440.1
Fair value of plan assets	372.8	357.1

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$23.0	$21.7	$16.0	$0.5	$0.5	$0.5
Interest accrued on benefits earned in prior years	35.4	33.8	32.7	1.9	2.2	1.9
Expected return on assets	(32.4)	(36.5)	(41.0)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.2	2.2	2.1	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	4.4	3.0	0.4	—	—	(0.5)

Net periodic benefit cost	$32.6	$24.2	$10.2	$2.4	$2.7	$1.9

Additional information
Increase in minimum liability included in other comprehensive income	$26.8	$25.2	$2.0	—	—	—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.14%	7.00%	5.89%	6.75%
Rate of compensation increase	4.50%	5.00%	4.50%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	7.00%	7.25%	7.75%	6.75%	7.00%	7.50%
Expected long-term return on plan assets	9.00%	9.50%	9.50%	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The Company’s expected long-term return on plan assets assumption is based on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

The following table provides assumed health care costs trend rates:

	2003	2002
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	6.00%
Year that trend rate reaches the ultimate trend rate	2008	2007

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	2.0	(1.7)

Plan Assets

The Company’s target asset allocation for 2004 and actual pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2004	2003	2002
Equity securities	50-70%	55%	43%
Debt securities	30-50%	35%	38%
Real estate	0-20%	2%	10%
Other	0-20%	8%	9%

Total		100%	100%

The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the Plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The investment policy is periodically reviewed by the Company and a designated third-party fiduciary for investment matters. The policy is established and administered in a manner so as to comply at all times with applicable government regulations.

There were no shares of the Company’s common stock included in plan assets at December 31, 2003 and there were no shares of GM Class H common stock shares included in the plan assets at December 31, 2002.

Cash Flows

Contributions

The Company expects to contribute approximately $17.5 million and $31.2 million to its qualified and nonqualified pension plans, respectively, in 2004.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Benefits
	(Dollars in Millions)
2004	$101.4	$3.2
2005	38.3	3.1
2006	36.5	3.0
2007	28.7	3.1
2008	27.1	3.1
2009-2013	148.2	14.2

Expected payments in 2004 include anticipated payments to employees who were terminated in February 2004 as discussed more fully in Note 20.

The Company maintains 401(k) plans for qualified employees. A portion of employee contributions is matched by the Company and the Company’s match amounted to $8.2 million, $13.9 million and $15.5 million in 2003, 2002 and 2001, respectively.

The Company has disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “other postretirement benefit obligation.” Notwithstanding the recording of such amounts and the use of these terms, the Company does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Company (other than pensions) represent legally enforceable liabilities of the Company.

Note 10: Stockholders’ Equity

Capital Stock and Additional Paid-In Capital

The Company is a publicly-traded company with its common stock listed as “DTV” on the New York Stock Exchange. As part of the News Corporation transactions completed on December 22, 2003, the Company’s certificate of incorporation was amended to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2003, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

From time to time, in anticipation of exercises of stock options, the Company may repurchase common stock on the open market.

Prior to the split-off of the Company from GM on December 22, 2003, GM held all of the outstanding capital stock of the Company. GM Class H common stock was a publicly-traded security of GM and was a “tracking stock” designed to provide holders with financial returns based on the financial performance of the Company.

On June 24, 1999, as part of a strategic alliance with the Company, America Online, Inc. (“AOL”) invested $1.5 billion in shares of GM Series H preference stock. The preferred stock accrued quarterly dividends at a rate

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of 6.25% per year. GM immediately invested the $1.5 billion received from AOL in shares of the Company’s Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Series A Preferred Stock was amortized over three years.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of the Company’s Series A Preferred Stock back to the Company, which the Company cancelled and recorded as a contribution to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets. In exchange for the Series A Preferred Stock, the Company issued $914.1 million of Series B Convertible Preferred Stock to GM, which was recorded as a reduction to “Common stock and additional paid-in capital.” The Series B Convertible Preferred Stock did not accrue dividends and was convertible into the Company’s Class B common stock.

On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans, increasing the number of shares of GM Class H common stock outstanding. The contribution increased the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 331 million shares, and reduced GM’s interest in the Company to approximately 19.9% from 30.7%.

During April 2003, the Company’s Board of Directors approved the reclassification of the outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of the Company’s common stock and the Company’s Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding capital stock of the Company, approved the reclassification. Shortly thereafter, GM converted some of its common stock of the Company into an equivalent number of shares of the Company’s Class B common stock. As a result of these transactions, the Company had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

Immediately prior to the News Corporation transactions, the number of shares of common and Class B common stock were adjusted to assure that the stock outstanding and the stock representing GM’s interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 GM Class H common shares then outstanding. The number of shares of Class B common stock was adjusted to equal 274,319,607 shares, representing GM’s 19.8% interest in the Company.

On December 22, 2003, GM split-off the Company by distributing the Company’s common stock to the holders of GM Class H common stock in exchange for the 1,109,270,842 shares then outstanding on a one-for-one basis. Simultaneously, GM sold its 19.8% interest in the Company (represented by 274,319,607 shares of Class B common stock) to News Corporation in exchange for cash and News Corporation Preferred ADSs. The shares of Class B common stock were then converted to shares of common stock on a one-for-one basis.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other Comprehensive Income

The following represents changes in the components of OCI, net of taxes, as of December 31:

	2003			2002			2001
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$(26.8)	$(10.3)	$(16.5)	$(25.2)	$(10.2)	$(15.0)	$(2.0)	$(0.8)	$(1.2)
Foreign currency translation adjustments:
Unrealized gains (losses)	6.0	—	6.0	1.6	—	1.6	(60.7)	—	(60.7)
Less: reclassification adjustment for net losses recognized during the period	—	—	—	48.9	—	48.9	—	—	—
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	446.8	171.5	275.3	(162.6)	(65.8)	(96.8)	(203.2)	(82.2)	(121.0)
Less: reclassification adjustment for net (gains) losses recognized during the period	(0.6)	—	(0.6)	(162.8)	(63.7)	(99.1)	95.2	38.6	56.6

Note 11: Earnings (Loss) Per Common Share

Basic Earnings (Loss) Per Common Share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Income (loss) from continuing operations before cumulative effect of accounting changes attributable to common stockholders for each period includes income (loss) from continuing operations before cumulative effect of accounting changes less dividends on preferred stock for the purpose of computing EPS.

Diluted EPS considers the effect of common equivalent shares, which are excluded from the computation in loss periods as their effect would be antidilutive. The Company’s existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. For the year ended December 31, 2003, 91.2 million shares of common stock options and 3.6 million restricted stock units were excluded from the calculation of diluted EPS because they were antidilutive. For the years ended December 31, 2002 and 2001, 95.1 million and 97.3 million shares of common stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. Shares issuable upon conversion of the Company’s Series A Preferred Stock were also excluded prior to the date of actual conversion because they were antidilutive.

For purposes of calculating EPS, the weighted average number of common shares outstanding is calculated using the number of the Company’s common shares outstanding from December 23, 2003 to December 31, 2003

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and the number of shares in the GM Class H Dividend Base prior to December 23, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of the Company.

GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of the Company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of the Company’s common shares outstanding from December 23, 2003 to December 31, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003:

	2003	2002	2001
	(Shares in Millions)
Common shares outstanding at January 1	1,381.9	1,301.1	1,298.9
Increase for conversion of GM Series H preference stock	—	80.1	—
Increase for stock options exercised and other	1.7	0.7	2.2

Common shares outstanding at December 31	1,383.6	1,381.9	1,301.1

Weighted average number of common shares outstanding	1,382.5	1,343.1	1,300.0

Note 12: Incentive Plans

Under the Hughes Electronics Corporation Incentive Plan (the “Plan”), as approved by the GM Board of Directors in 1999, shares, rights or options to acquire up to 159 million shares of common stock on a cumulative basis were authorized for grant though December 31, 2003, subject to Executive Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003 all 91.2 million outstanding GM Class H common stock options and 3.6 million restricted stock units were converted to the Company’s common stock options and restricted stock units on a one-for-one basis with identical terms. Also, vesting accelerated for 11.5 million stock options in accordance with the provisions of the Plan, because the News Corporation transactions represented a qualifying change-in-control. The information presented below is based on the GM Class H common stock options outstanding through December 22, 2003, and the Company’s common stock options thereafter.

The exercise price of the options granted under the Plan is equal to 100% of the fair market value of the common stock on the date the options are granted. These nonqualified options generally vest over one to five years, vest immediately in the event of certain transactions, expire ten years from date of grant and are subject to earlier termination under certain conditions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price
Outstanding at December 31, 2000	67,831,546	$23.04
Granted	38,027,784	23.34
Exercised	(1,972,431)	11.44
Terminated	(6,565,541)	27.66

Outstanding at December 31, 2001	97,321,358	23.08
Granted	290,000	15.71
Exercised	(590,855)	13.44
Terminated	(1,939,671)	20.99

Outstanding at December 31, 2002	95,080,832	23.16
Granted	25,000	16.35
Exercised	(1,780,076)	10.15
Terminated	(2,164,436)	28.73

Outstanding at December 31, 2003	91,161,320	23.28

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.00 to $8.99	1,174,072	1.0	$7.44	1,174,072	$7.44
9.00 to 16.99	27,618,406	4.1	12.70	27,593,406	12.70
17.00 to 24.99	22,425,365	6.6	19.56	18,872,085	19.39
25.00 to 32.99	17,026,654	7.0	27.80	17,026,654	27.80
33.00 to 41.99	22,916,823	6.3	37.13	22,916,823	37.13

	91,161,320	5.8	23.28	87,583,040	23.40

Of the options outstanding at December 31, 2002 and 2001, there were 54.7 million and 36.8 million options exercisable at weighted average exercises prices of $19.60 and $15.94, respectively.

The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

	2003	2002	2001
Estimated fair value per option granted	$8.80	$9.19	$13.66
Average exercise price per option granted	16.35	15.71	23.34
Expected stock volatility	47.2%	51.6%	51.3%
Risk-free interest rate	3.8%	4.7%	5.1%
Expected option life (in years)	7.0	7.0	7.0

The Executive Compensation Committee has also granted restricted stock units under the Plan that vest over two to three years. During the year ended December 31, 2003, 3.6 million restricted stock units were granted with a weighted average grant-date fair value of approximately $10.71 per share.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13: Other Income and Expenses

The following table summarizes the components of other income and expenses for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(81.5)	$(70.1)	$(61.3)
EchoStar Merger termination payment	—	600.0	—
Net unrealized gain (loss) on investments	79.4	(180.6)	(239.0)
Net gain from sale of investments	7.5	84.1	130.6
Net gain on exit of DIRECTV Japan business (Note 16)	—	41.1	32.0
Other	(5.4)	(49.0)	45.0

Total Other, net	$—	$425.5	$(92.7)

For the years ended December 31, 2003 and 2002, equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA LOCs. Also included in 2003 are equity losses from the XM Satellite Radio investment. For the year ended December 31, 2001, equity losses from unconsolidated affiliates are primarily comprised of losses at the DLA LOCs and Hughes Tele.com (India) Limited (“HTIL”).

In December 2002, the Company recognized a $600.0 million gain related to a termination agreement entered into by the Company, GM and EchoStar Communications Corporation (“EchoStar”). As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid the Company $600 million in cash.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note. Net unrealized loss on investments for 2002 is primarily comprised of other-than-temporary declines in fair value of the Company’s investment in XM Satellite Radio and Crown Media Holdings. Net unrealized loss on investments for 2001 are primarily comprised of a write-down of $212.0 million related to the Company’s investment in Sky Perfect Communications, Inc.

Note 14: Related-Party Transactions

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunication services, advertising, broadcast programming, equipment and inventory. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related party transactions. Other related parties include DLA’s Puerto Rican, Venezuelan and Argentine LOCs until their respective dates of consolidation with the Company and HTIL until it was sold on December 6, 2002 (see Note 16). As a result of the completion the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties.

The following table summarizes related-party transactions for the years ended December 31:

	2003	2002	2001
	(Dollars in Millions)
Revenues	$99.5	$211.1	$238.8
Costs and expenses	69.7	117.9	126.2

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the amount of accounts receivable from and payable to related parties as of December 31:

	2003	2002
	(Dollars in Millions)
Accounts receivable from related parties	$0.5	$317.4
Accounts payable to related parties	75.1	—

The December 31, 2003 accounts receivable and accounts payable balances are primarily related to affiliates of News Corporation.

Note 15. DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The filing did not include any of the LOCs providing the DIRECTV service in Latin America and the Caribbean. During the bankruptcy proceedings, DLA LLC continued to manage its business as a debtor-in-possession.

On December 11, 2003, DLA LLC filed a proposed Reorganization Plan that reflected an agreement reached between DLA LLC, its owners and unsecured creditors. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Reorganization Plan, which became effective on February 24, 2004. The Bankruptcy Court has retained jurisdiction to resolve certain remaining matters primarily related to the enforcement and interpretation of the Reorganization Plan. However, it is anticipated that resolution of these matters will not have a material impact on DLA LLC’s operations.

While the bankruptcy was proceeding, the Company provided DLA LLC with a $300 million senior secured debtor-in-possession financing facility. The facility was fully drawn and converted, in accordance with the Reorganization Plan, into an equity interest in DLA LLC on February 24, 2004. As part of the Reorganization Plan, the Company also agreed to provide “exit” financing, consisting of a revolving credit facility of up to $200 million, decreasing from time to time based on a schedule in the revolving credit facility agreement. The revolving credit facility expires on February 27, 2009 and borrowings bear interest at a variable rate, calculated as the base rate (as defined in the revolving credit facility agreement) plus 6%, not to exceed the greater of 12% or the Company’s cost of funds.

The Reorganization Plan and/or a contribution agreement between the Company and Darlene Investments, LLC (the “Contribution Agreement”) provided for the contribution by the Company of its claims against DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings, as well as the contribution of approximately $530 million in intercompany loans made by the Company to SurFin, Ltd. and its subsidiaries (“SurFin”), the Company’s 75% owned financing affiliate of DLA LLC. Also, in accordance with the Reorganization Plan and/or the Contribution Agreement, the Company contributed to DLA LLC its equity and other interests in SurFin and in the various LOCs. In exchange for these contributions, the discharges and waivers of the Company’s claims and the conversion into equity of the $300 million senior secured debtor-in-possession financing facility, the Company’s equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9% pursuant to the Reorganization Plan and/or the Contribution Agreement. Darlene Investments, LLC (“Darlene”), which also contributed its equity and other interests in SurFin and the various affiliated operating entities, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC pursuant to the Reorganization Plan and/or the Contribution Agreement. The restructuring in bankruptcy and the contributions by the Company and Darlene provided DLA LLC with direct control of SurFin and DLA’s most significant LOCs and assets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Claims that had been asserted by Grupo Clarín S.A. (“Clarin”) and Raven Media (“Raven”), an affiliate of Clarin, in the bankruptcy proceeding that DLA LLC was contractually obligated to repurchase Raven’s 3.98% interest in DLA LLC for $195 million were also resolved. Under the terms of a settlement agreement executed among the Company, DLA LLC, Clarin and Raven, the Company paid $45 million to purchase Raven’s claim in the bankruptcy case; for a release from Raven of the Company, DLA LLC and others from any and all other claims related to Raven’s equity interest; for a release of claims by Clarin and its affiliates; and for certain concessions and other adjustments to certain contractual arrangements with DLA LLC and its affiliates. The Company has agreed to pay an additional $11 million to Clarin contingent upon execution of certain contracts in exchange for concessions in those contracts and certain additional rights of approximately equivalent value.

As of December 31, 2003, DLA LLC had approximately $784.8 million in assets, consisting principally of accounts receivable of $728.7 million principally from LOCs, net fixed assets of $40.4 million and cash of $4.4 million. Liabilities subject to compromise are DLA LLC’s unsecured liabilities incurred prior to the filing for reorganization under Chapter 11 of the Bankruptcy Code. As of December 31, 2003, DLA LLC liabilities subject to compromise totaled $1.6 billion, which includes $1.4 billion of unsecured debt obligations owed to the Company.

The Company’s Consolidated Balance Sheet as of December 31, 2003 includes liabilities subject to compromise of DLA LLC of approximately $206.7 million.

Reorganization expense of $212.3 million reported in the Company’s Consolidated Statements of Income includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise. Cash payments of $27.8 million and $137.7 million were made during December 2003 and February 2004, respectively. DLA LLC will record a gain of approximately $50 million during the first quarter of 2004 as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan.

Note 16: Acquisitions, Divestitures and Discontinued Operations

PanAmSat

On April 20, 2004, the Company and PanAmSat announced the signing of a definitive agreement that provided for the sale of the Company’s approximately 80.4% interest in PanAmSat to an affiliate of KKR for about $2.84 billion in cash. The Company recorded the expected loss on this transaction of $478.6 million, net of a tax benefit of $291.0 million, in the quarter ended March 31, 2004. The loss amount includes an estimate of direct costs associated with the transaction and retention of certain tax liabilities for which the Company has agreed to indemnify PanAmSat. The transaction, which has been approved by the boards of directors of the Company and PanAmSat, is subject to satisfaction of the conditions described in that agreement, including, among others, applicable U.S. and foreign regulatory approvals and approval by the stockholders of PanAmSat. The transaction is expected to be completed in the second half of 2004, at which time the Company will receive the $2.84 billion in cash. The agreement may be terminated at the option of KKR if, among other things, there is a total loss of any one of certain specifically identified satellites in PanAmSat’s fleet, including satellites under construction and not yet launched, prior to the close of the transaction. Total loss per the agreement is defined as a satellite that is lost or destroyed or its actual operational capability is less than 50% of its stated operational capability.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating results of the discontinued operations of PanAmSat are as follows:

	2003	2002	2001
	(Dollars in Millions)
Revenues	$831.0	$812.3	$870.1

Income (loss) before income taxes	$134.5	$113.5	$54.2
Income tax benefit (expense)	(30.4)	(28.3)	(23.6)
Minority interests and other	(29.7)	(5.7)	7.2

Net income from discontinued operations, net of taxes	$74.4	$79.5	$37.8

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat are as follows:

	December 31,
	2003	2002
	(Dollars in Millions)
Total current assets	$938.4	$1,064.1
Satellites and other property, net	2,362.5	2,932.9
Goodwill, net	2,748.6	2,743.8
Total assets	6,291.1	7,061.9
Total current liabilities	155.8	351.2
Long-term debt	1,696.5	2,350.0
Other liabilities and deferred credits	273.3	291.2
Minority interests	540.6	516.9
Total liabilities	3,092.1	3,928.6

PanAmSat repaid a $1,725.0 million loan from the Company in February 2002.

Hughes Software Systems

On June 8, 2004, the Company, HNS and Flextronics entered into an agreement whereby Flextronics will acquire HNS’ 55% ownership interest in HSS for $226.5 million in cash. The Company received the $226.5 million of cash proceeds on June 11, 2004 and deferred the approximate $177.5 million pre-tax gain, which will be recognized in the second half of 2004 subject to compliance by Flextronics with Indian regulatory requirements and receipt of regulatory approval.

Operating results of the discontinued operations of HSS are as follows:

	2003	2002	2001
	(Dollars in Millions)
Revenues	$51.0	$29.9	$29.9

Income before income taxes	$17.2	$9.6	$14.1
Income tax expense	(2.0)	(1.5)	(1.5)
Minority interests and other	(6.8)	(3.5)	(5.4)

Net income from discontinued operations, net of taxes	$8.4	$4.6	$7.2

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of assets and liabilities for the discontinued operations of HSS are as follows:

	December 31,
	2003	2002
	(Dollars in Millions)
Total assets	$90.5	$72.3
Total liabilities	47.5	43.8

DIRECTV Broadband

On April 3, 2001, the Company acquired Telocity Delaware, Inc. (“Telocity”), a company that provided land-based DSL services, through the completion of a tender offer and merger. Telocity changed its name to and was operated as DIRECTV Broadband and was included as part of the Direct-To-Home Broadcast segment. The purchase price was $197.8 million and was paid in cash.

On December 13, 2002, the Company announced that DIRECTV Broadband would close its high-speed Internet service business in the first quarter of 2003 and transition its existing customers to alternative service providers. As a result, in December 2002, the Company notified approximately half of DIRECTV Broadband’s 400 employees of a layoff, with a minimum of 60 days notice during which time they were paid, followed by receipt of a severance package. The remaining employees worked with customers during the transition and assisted with the closure of the business. On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, the Company recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, the accrual was reduced due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million, net of taxes, to discontinued operations. As of December 31, 2003, $1.0 million of accruals were remaining.

Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, HSS and DIRECTV Broadband have been excluded from the Company’s results from continuing operations for all periods presented herein. Consequently, the financial results for PanAmSat, HSS and DIRECTV Broadband are presented in the Consolidated Statements of Income in a single line item entitled “Income (loss) from discontinued operations, net of taxes” and the related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale,” respectively. The net cash flows used by DIRECTV Broadband are presented in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

Hughes Tele.com (India) Limited

On December 6, 2002, HNS completed a series of transactions to exchange its equity interest in HTIL of $58.8 million, long-term receivables from HTIL of $75.0 million, and a net receivable of $25.4 million from HTIL’s Indian sponsor, Ispat, in exchange for investments in Tata Teleservices Limited (“TTSL”). The transactions were accounted for as a sale of the assets surrendered at their fair values and the purchase of the instruments in TTSL on the date of the transactions. HNS allocated the fair value of the assets surrendered of $135.1 million to the assets received, which include redeemable preference shares ($110.1 million), a 15 year zero coupon note ($9.7 million) and 50 million common stock purchase warrants ($15.3 million), based on their relative fair values. The preference shares are redeemable at the end of 51 or 75 months at the option of HNS and convertible to common equity at the end of 75 months at the option of HNS. The redemption is guaranteed in the

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

form of a put to TTSL’s parent company, Tata Sons. The preference shares are carried at fair value as an available-for-sale security, with unrealized gains and losses reported net of tax, as a component of OCI.

In connection with this exchange, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” in the Consolidated Statements of Income of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Earlier in 2002, HNS recognized a loss on the receivable from Ispat described above when it was required to honor a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” in the Consolidated Statements of Income of $29.0 million.

Galaxy Entertainment Argentina

On May 1, 2001, DLA LLC acquired from Clarin a 51% ownership interest in Galaxy Entertainment Argentina S.A. (“GEA”), a LOC in Argentina that provides direct-to-home broadcast services, and other assets, consisting primarily of programming and advertising rights. The purchase price, valued at $169 million, consisted of a 3.98% ownership interest in DLA and a put option that under certain circumstances would have allowed Clarin to sell its 3.98% interest back to DLA in November 2003 for $195 million (see further discussion of this item in Note 15). As a result of the transaction, the Company’s interest in DLA decreased from 77.8% to 74.7% and the Company’s ownership in GEA increased from 20% to 58.1%. The Company’s portion of the purchase price, which amounted to about $130 million, was recorded as an increase to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets.

The financial information included herein reflects the operations of GEA discussed above from its date of acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

DIRECTV Japan

On March 1, 2000, the Company announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. The Company also acquired a 6.6% interest in Sky Perfect. As a result, the Company wrote-off its net investment in DIRECTV Japan of $164.6 million and accrued exit costs of $403.7 million and involuntary termination benefits of $14.5 million. The write-off and accrual were partially offset by the difference between the cost of the Sky Perfect shares acquired and the estimated fair value of the shares ($428.8 million), as determined by an independent appraisal, and by $40.2 million for anticipated contributions from other DIRECTV Japan stockholders. The net effect of the transaction was a charge to “Other, net” in the Consolidated Statements of Income of $170.6 million at March 31, 2000.

In the fourth quarter of 2000, $106.6 million of accrued exit costs were reversed and $0.6 million of involuntary termination benefits were added, resulting in a net credit adjustment to “Other, net” in the Consolidated Statements of Income of $106.0 million. In the third quarter of 2001, $32.0 million of accrued exit

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

costs were reversed as a credit adjustment to “Other, net.” The third quarter of 2001 and fourth quarter of 2000 adjustments made to the exit cost accrual were primarily attributable to earlier than anticipated cessation of the DIRECTV Japan broadcasting service, greater than anticipated commission payments for subscriber migration and favorable settlements of various contracts and claims. During 2002, $41.1 million of accrued liabilities related to the exit costs were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Income.

In the fourth quarter of 2000, Sky Perfect completed an initial public offering, at which date the fair value of the Company’s interest (diluted by the public offering to approximately 5.3%) in Sky Perfect was approximately $343 million. In the third quarter of 2001 and fourth quarter of 2000, a portion of the decline in the value of the Sky Perfect investment was determined to be “other-than-temporary,” resulting in a write-down of the carrying value of the investment by $212 million and $86 million, respectively. At December 31, 2001, the investment’s market value approximated its carrying value. In October 2002, the Company sold all of its interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

Note 17: Derivative Financial Instruments and Risk Management

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives, and does not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, the Company enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. By policy, the Company maintains coverage between minimum and maximum percentages of its anticipated foreign exchange exposures. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures.

The Company is exposed to interest rate changes from its outstanding fixed rate and floating rate borrowings. The Company manages its fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of its borrowings. In accordance with policy, from time to time the Company may enter into interest rate hedging contracts which effectively convert floating rate borrowings to fixed rate borrowings, or fixed rate borrowings to floating rate borrowings.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Note 18: Segment Reporting

The Company’s segments, which are differentiated by their products and services, include the Direct-To-Home Broadcast and Network Systems segments. Direct-To-Home Broadcast, which includes DIRECTV U.S. and DIRECTV Latin America, is engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers. The Network Systems segment

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

is a provider of satellite-based private business networks and broadband Internet access, and a supplier of DIRECTV receiving equipment (set-top receivers and dishes). Eliminations and other includes the corporate office and other entities.

Beginning in the first quarter of 2004, the Company allocates pension and other postretirement benefit expenses to its subsidiaries. Beginning in the first quarter of 2003, the Company no longer allocates general corporate expenses to its subsidiaries. Segment information has been reclassified to conform to the current presentation.

Selected information for the Company’s operating segments is reported as follows:

	Direct-To-Home Broadcast	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
2003
External Revenues	$8,251.7	$1,105.2	$15.3	$9,372.2
Intersegment Revenues	40.2	165.8	(206.0)	—

Total Revenues	$8,291.9	$1,271.0	$(190.7)	$9,372.2

Operating Profit (Loss)	$173.5	$(103.4)	$(207.6)	$(137.5)
Add: Depreciation and Amortization	696.3	70.8	(12.2)	754.9

Operating Profit (Loss) Before Depreciation and Amortization(1)	$869.8	$(32.6)	$(219.8)	$617.4

Segment Assets	$7,941.9	$2,555.3	$8,480.8	$18,978.0
Capital Expenditures	446.9	159.6	140.9	747.4

2002
External Revenues	$7,097.6	$1,035.8	$52.0	$8,185.4
Intersegment Revenues	23.3	104.2	(127.5)	—

Total Revenues	$7,120.9	$1,140.0	$(75.5)	$8,185.4

Operating Loss	$(223.3)	$(169.8)	$(16.5)	$(409.6)
Add: Depreciation and Amortization	619.1	70.1	(12.5)	676.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$395.8	$(99.7)	$(29.0)	$267.1

Segment Assets	$7,957.2	$2,526.9	$7,432.4	$17,916.5
Capital Expenditures	470.0	397.8	86.7	954.5

2001
External Revenues	$6,258.6	$1,199.7	$40.0	$7,498.3
Intersegment Revenues	21.0	96.2	(117.2)	—

Total Revenues	$6,279.6	$1,295.9	$(77.2)	$7,498.3

Operating Loss	$(550.2)	$(168.0)	$(76.5)	$(794.7)
Add: Depreciation and Amortization	638.0	56.8	(8.8)	686.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$87.8	$(111.2)	$(85.3)	$(108.7)

Segment Assets	$9,484.1	$2,339.1	$9,135.2	$20,958.4
Capital Expenditures	693.6	651.5	50.2	1,395.3

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. The Company’s management and its Board of Directors use Operating Profit Before Depreciation and Amortization to evaluate the operating performance of the Company and its business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, the Company’s management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

The Company believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare the Company’s operating performance to other communications, entertainment and media service providers. The Company believes that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate the Company’s current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. The Company’s management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss on the Consolidated Statements of Income:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$617.4	$267.1	$(108.7)
Depreciation and amortization	(754.9)	(676.7)	(686.0)

Operating loss	(137.5)	(409.6)	(794.7)
Interest income	28.4	17.5	125.4
Interest expense	(156.3)	(188.6)	(156.6)
Reorganization expense	(212.3)	—	—
Other, net	—	425.5	(92.7)

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes	(477.7)	(155.2)	(918.6)
Income tax benefit	104.3	42.2	292.3
Minority interests in net (earnings) losses of subsidiaries	(1.9)	(1.9)	61.1

Loss from continuing operations before cumulative effect of accounting changes	(375.3)	(114.9)	(565.2)
Income (loss) from discontinued operations, net of taxes	78.1	(97.6)	(49.0)
Cumulative effect of accounting changes, net of taxes	(64.6)	(681.3)	(7.4)

Net loss	$(361.8)	$(893.8)	$(621.6)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location. All satellites are reported as U.S. assets.

	2003		2002		2001
	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites	Total Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$8,518.9	$3,695.1	$7,207.7	$3,469.9	$6,397.7	$3,094.5
Canada and Mexico	152.4	92.6	163.6	196.7	161.6	207.4

Total North America	8,671.3	3,787.7	7,371.3	3,666.6	6,559.3	3,301.9

Europe
United Kingdom	51.1	5.4	130.8	6.5	134.4	7.1
Other	38.5	0.1	34.8	0.3	48.6	0.3

Total Europe	89.6	5.5	165.6	6.8	183.0	7.4

South America and the Caribbean
Brazil	137.7	117.7	180.3	149.9	220.0	220.0
Argentina	81.4	102.2	88.4	126.5	152.9	171.2
Other	237.2	177.6	263.6	28.3	241.7	34.2

Total South America and the Caribbean	456.3	397.5	532.3	304.7	614.6	425.4

Asia
Korea	19.2	0.2	16.3	0.2	2.4	—
India	36.4	7.3	34.6	7.6	46.7	8.7
China	16.4	1.1	18.8	1.2	29.1	0.5
Other	19.7	0.5	24.9	0.4	32.1	0.6

Total Asia	91.7	9.1	94.6	9.4	110.3	9.8

Total Middle East	28.7	—	9.1	—	15.5	0.1

Total Africa	34.6	—	12.5	—	15.6	—

Total	$9,372.2	$4,199.8	$8,185.4	$3,987.5	$7,498.3	$3,744.6

Note 19: Commitments and Contingencies

Litigation

In connection with the 2000 sale by the Company of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provided for a potential adjustment to the purchase price based upon the financial statements of the satellite systems manufacturing businesses as of the closing date of the sale. Based upon the final closing date financial statements, the Company calculated that Boeing was owed a purchase price adjustment of $164 million plus interest accruing at a rate of 9.5% from the date of sale pursuant to the stock purchase agreement. Boeing subsequently submitted additional proposed adjustments which became the subject of a dispute resolution process. Pursuant to a settlement agreement executed on July 15, 2003, the Company and Boeing settled all outstanding purchase price adjustment disputes and the Company paid an aggregate of $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment, including interest. Boeing also was released from its commitment to pay the Company $4.4 million over the next seven years in connection with Boeing’s participation in the settlement with the U.S. Department of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

State on China launch issues of the mid-1990s. Also in connection with the settlement, HNS agreed to extend the scheduled launch date for the first Boeing built SPACEWAY satellite from the fourth quarter of 2003 until 2004 and agreed to re-assume responsibility for obtaining the related satellite in-orbit and launch insurance. Boeing paid $54 million to HNS on July 23, 2003, which was a repayment of the cumulative insurance progress payments made by HNS to Boeing. This cash receipt was recorded as a reduction to capital expenditures. As a result of the settlement of the purchase price adjustment dispute, the Company recorded an after-tax charge of $6.3 million to discontinued operations during 2003. The $360 million payment was recorded in discontinued operations in the Consolidated Statements of Cash Flows.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation (“GECC”) executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, the provision for loss related to this matter was increased by $122.0 million, of which $48.0 million was recorded as a charge to “Selling, general and administrative expenses” and $74.0 million was recorded as a charge to “Interest expense” in the Consolidated Statements of Income.

During 2002, the Company recorded a $95.0 million gain, net of legal costs, as an offset to “Selling, general and administrative expenses” in the Consolidated Statements of Income as a result of the favorable resolution of a lawsuit filed against the U. S. government on March 22, 1991. The lawsuit was based upon NASA’s breach of contract to launch ten satellites on the Space Shuttle.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against the Company arising in the ordinary course of business. The Company has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. After discussion with counsel representing the Company in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on the Company’s consolidated results of operations and financial position.

Other

The in-orbit satellites of the Company and its subsidiaries are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch and failure to become fully operational once launched. Delays in the production or launch of a satellite or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of the Company’s businesses. The Company has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of customers.

The Company uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. The Company relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the effects of satellite failure on its ability to provide service. Where insurance costs related to satellite components or systems that have suffered anomalies in

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the past are prohibitive, the Company’s insurance policies contain coverage exclusions and the Company is not insured for certain other satellites. The book value of satellites that were insured with coverage exclusions amounted to $726.0 million, all of which relates to satellites owned by PanAmSat, and the book value of the satellites that were not insured was $1,182.5 million, $683.4 million of which relates to satellites owned by PanAmSat, at December 31, 2003. The uninsured amount includes the value of five PanAmSat satellites for which policies were not renewed in May 2003. Amounts for satellites owned by PanAmSat are included in “Assets of business held for sale” in the Consolidated Balance Sheets.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV U.S. agreed to provide Telesat, subject to FCC approval, the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. This arrangement is contingent upon FCC approval. Assuming FCC approval for DIRECTV U.S.’ use of 72.5 WL, DIRECTV 7S, which is expected to be launched in the second quarter of 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the U.S. through 2008. Once FCC approval is granted, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV U.S. is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $77.8 million at December 31, 2003, will be reclassified as an intangible asset and amortized over the life of DIRECTV U.S.’ right to use 72.5 WL. However, if DIRECTV U.S. is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV U.S. will immediately write-off the net book value of DIRECTV 3.

On February 19, 2003, PanAmSat filed proofs of loss under the insurance policies for two of its Boeing model 702 spacecraft, Galaxy 11 and PAS-1R, for constructive total losses based on degradation of the solar panels. Service to existing customers has not been affected, and PanAmSat expects that both of these satellites will continue to serve these existing customers until PanAmSat replaces or supplements them with new satellites. PanAmSat is working with the satellite manufacturer to determine the long-term implications of this degradation to the satellites and will continue to assess the operational impact. At this time, based upon all information currently available to PanAmSat, as well as planned modifications to the operation of the satellites in order to maximize revenue generation, PanAmSat expects to operate these satellites for the duration of their estimated useful lives, although a portion of the transponder capacity on these satellites will not be useable during such time and there may be a need to offer supplemental capacity from another satellite in later years. PanAmSat believes that the net book values of these satellites are fully recoverable and does not expect a material impact on its 2004 revenues as a result of the difficulties with these two satellites. The insurance policies for Galaxy 11 and PAS-1R were in the amounts of approximately $289 million and $345 million, respectively, for total losses, and both included a salvage provision for PanAmSat to share 10% of future revenues from these satellites with the insurers. On December 29, 2003, PanAmSat reached a partial loss settlement of these insurance claims for payment to PanAmSat of $260 million with no future revenue share. This negotiated resolution balances the expected loss of capacity and the remaining use expected to be achieved with respect to the satellites. PanAmSat received substantially all of the settlement amount during the first quarter of 2004 and PanAmSat plans on using these proceeds to replace existing satellites over the next several years.

PanAmSat and Boeing have determined that the secondary Xenon-Ion Propulsion Systems (“XIPS”) on two of PanAmSat’s seven Boeing model 601 HP spacecraft, Galaxy 4R and PAS-6B, are no longer available as a result of failures experienced during June and July 2003, respectively. The primary XIPS on each of these satellites had previously ceased working, and both satellites are operating as designed on their completely independent backup bi-propellant propulsion systems. The C-band capacity of G4R is backed up by in-orbit satellites with immediately available capacity. The remaining useful lives on Galaxy 4R and PAS-6B are estimated to be approximately 3.5 years and 4.9 years, respectively, from the date of the occurrence of each

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

satellite’s anomaly, based on the bi-propellant fuel on-board. Accordingly, PanAmSat began accelerating depreciation of these satellites beginning in the third quarter of 2003 to coincide with the satellites’ revised estimated useful lives. The additional depreciation expense resulting from this change in estimated useful lives was $14.3 million in the second half of 2003.

PanAmSat has determined that the net book value of these satellites and its investments in sales-type leases on these two satellites are fully recoverable. On July 31, 2003, PanAmSat filed a proof of loss under the insurance policy for Galaxy 4R in the amount of $169 million, subject to a salvage provision providing for PanAmSat to share a portion of the revenues with the insurers. During the third quarter of 2003, PanAmSat reached an agreement with all but one of the insurers representing, in the aggregate, approximately 83% of the insurance coverage on the satellite. PanAmSat received $102.6 million in proceeds during the fourth quarter of 2003, reflecting the insurance policy amount for these insurers less a negotiated settlement for salvage. In October 2003, PanAmSat commenced arbitration proceedings against the last insurance provider over a disputed portion of the remaining claim. PanAmSat cannot provide assurance that it will be successful in these proceedings or, if successful, how much will be received. PanAmSat is developing plans to replace Galaxy 4R prior to the end of its useful life using anticipated insurance proceeds and a spare launch service contract that was purchased previously. Once a settlement is reached with the final insurance provider, PanAmSat anticipates that future depreciation on Galaxy 4R will be approximately equal to the depreciation on this satellite before the anomaly occurred. The insurance policy on PAS-6B has an exclusion for XIPS-related anomalies and, accordingly, this was not an insured loss. PanAmSat is working with the customers on PAS-6B to provide a long-term solution for their needs.

The availability and use of any future proceeds from the Galaxy 11 and PAS-1R insurance claims are restricted by the agreements governing PanAmSat’s debt obligations.

PanAmSat believes that the XIPS problem will not affect revenues over the revised estimated remaining useful lives of Galaxy 4R and PAS-6B. Prior to the end of the useful lives of these two satellites, PanAmSat plans to transition the affected customers to new or existing in-orbit backup satellites with immediately available capacity. As a result of the XIPS failure on PAS-6B, PanAmSat reduced its total backlog by approximately $360 million, as the customers on this satellite are not contractually obligated to use a new or replacement satellite.

One of PanAmSat’s remaining five Boeing model 601 HP satellites has no book value and is no longer in primary customer service. The other four Boeing model 601 HP satellites that PanAmSat operates continue to have XIPS as their primary propulsion system. However, no assurance can be given that PanAmSat will not have further XIPS failures that result in shortened satellite lives or that such failures will be insured if they occur. For three of these remaining four satellites, the available bi-propellant life ranges from at least 3.4 years to as much as 7.0 years, while the fourth satellite, which was placed into service in January 2004, has available bi-propellant life of approximately 11.9 years.

In the first quarter of 2003, PanAmSat and the manufacturer of the Galaxy 8-iR satellite terminated the Galaxy 8-iR satellite construction contract by mutual agreement. In connection with the termination of the construction contract, PanAmSat received $69.5 million from the satellite manufacturer in December 2003, which represents amounts previously paid to the manufacturer (of approximately $58.8 million), liquidated damages and interest owed to PanAmSat under the construction agreement. In addition, PanAmSat has agreed with the Galaxy 8-iR launch vehicle provider to defer the use of the launch to a future satellite. PanAmSat expects to use this launch in early 2006 to replace the Galaxy 4R satellite.

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $63.7 million which were undrawn at December 31, 2003.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

At December 31, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $503.3 million, payable as follows: $177.1 million in 2004, $129.0 million in 2005, $76.5 million in 2006, $54.2 million in 2007, $52.6 million in 2008 and $13.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $62.0 million in 2003, $55.2 million in 2002 and $48.4 million in 2001.

The Company has minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, telemetry, tracking and control services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of December 31, 2003, minimum payments over the terms of applicable contracts are anticipated to be approximately $3,142.4 million, payable as follows: $754.6 million in 2004, $469.3 million in 2005, $624.1 million in 2006, $780.2 million in 2007 and $514.2 million in 2008.

Note 20: Subsequent Events

On January 28, 2004, the Company completed the sale of 10,000,000 shares of XM Satellite Radio, including 3,462,330 shares received from the conversion of a $10 million note receivable, for $254.4 million. The Company will record a pre-tax gain of $164.0 million in 2004 as a result of this transaction.

During the first quarter of 2004, the Company announced the reduction of corporate office headcount by over half in connection with a plan to consolidate Corporate and DIRECTV U.S. support functions. DLA LLC also announced additional headcount reductions during the first quarter of 2004, subsequent to its emergence from bankruptcy and completion of certain transactions that were anticipated under its Reorganization Plan as more fully discussed in Note 15.

* * *

THE DIRECTV GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2003 Quarters
Revenues	$2,051.9	$2,187.3	$2,378.7	$2,754.3

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change(1)	$(109.3)	$15.2	$(26.7)	$(356.9)
Income tax benefit (expense)	36.0	(7.7)	25.7	50.3
Minority interests in net earnings of subsidiaries	(0.5)	(0.1)	(0.6)	(0.7)
Income (loss) from discontinued operations, net of taxes	22.9	14.2	43.2	(2.2)

Income (loss) before cumulative effect of accounting change	(50.9)	21.6	41.6	(309.5)
Cumulative effect of accounting change, net of taxes	—	—	(64.6)	—

Net income (loss)	$(50.9)	$21.6	$(23.0)	$(309.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.05)	$0.01	$—	$(0.22)

2002 Quarters
Revenues	$1,853.8	$2,018.9	$2,030.3	$2,282.4

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change(2)	$(232.8)	$(229.7)	$(2.3)	$309.6
Income tax benefit (expense)	80.6	80.3	(6.8)	(111.9)
Minority interests in net (earnings) losses of subsidiaries	(1.6)	0.3	0.3	(0.9)
Loss from discontinued operations, net of taxes	(2.6)	(6.0)	(4.8)	(84.2)

Income (loss) before cumulative effect of accounting change	(156.4)	(155.1)	(13.6)	112.6
Cumulative effect of accounting change, net of taxes	(681.3)	—	—	—

Net income (loss)	$(837.7)	$(155.1)	$(13.6)	$112.6

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.14)	$(0.14)	$(0.01)	$0.14

(1)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2003 are a $132.0 million charge related primarily to investment advisor fees, employee retention and severance benefits in conjunction with the completion of the News Corporation transactions and reorganization expenses of $193.1 million resulting from settlements reached with creditors as part of the DLA LLC bankruptcy proceedings.

(2)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2002 is a $600 million gain for the settlement on the terminated merger agreement with EchoStar, partially offset by a $146.3 million write-down for other-than-temporary declines in the fair value of certain equity securities.

* * *

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(91.0)	$(181.7)	$(80.9	)(a)	$240.9	(b)	$(112.7)
Inventories (principally for obsolescence of service parts)	(34.5)	(6.7)	—		7.9	(c)	(33.3)

Total Allowances Deducted from Assets	$(125.5)	$(188.4)	$(80.9)		$248.8		$(146.0)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(98.6)	$(151.5)	$(70.7	)(a)	$229.8	(b)	$(91.0)
Inventories (principally for obsolescence of service parts)	(27.1)	(14.5)	(1.9	)(d)	9.0	(c)	(34.5)

Total Allowances Deducted from Assets	$(125.7)	$(166.0)	$(72.6)		$238.8		$(125.5)

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(81.1)	$(172.5)	$(73.2	)(a)	$228.2	(b)	$(98.6)
Inventories (principally for obsolescence of service parts)	(34.8)	(7.6)	—		15.3	(c)	(27.1)

Total Allowances Deducted from Assets	$(115.9)	$(180.1)	$(73.2)		$243.5		$(125.7)

(a)	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions or consolidation of LOCs previously accounted for under the equity method.

(b)	Primarily relates to accounts written-off.

(c)	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments.

(d)	Primarily relates to purchase accounting adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

PART III

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) under the captions “Election of Directors” and “Executive Officers and Senior Executives of the Company” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the 2004 Proxy Statement under the captions “Executive Officers and Senior Executives of the Company” and “Committees and Meetings of the Board of Directors—Board Meetings” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the 2004 Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the 2004 Proxy Statement under the caption “Independent Public Accountants—Disclosure of Auditor Fees” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (d) Financial Statements and Schedules (see Index on Page 45)

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

Date: September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ K. Rupert Murdoch	Director	September 10, 2004

K. Rupert Murdoch

/s/ David F. DeVoe	Director	September 10, 2004

David F. DeVoe

/s/ Arthur M. Siskind Arthur M. Siskind	Director	September 10, 2004

/s/ Peter Chernin Peter Chernin	Director	September 10, 2004

Lachlan K. Murdoch	Director	September 10, 2004

Christos M. Cotsakos	Director	September 10, 2004

/s/ Thomas W. Jones Thomas W. Jones	Director	September 10, 2004

/s/ Peter Powers Peter Powers	Director	September 10, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
3.1	Restated Certificate of Incorporation of the Company	3.1(1)

3.2	Amended By-Laws of the Company	3.2(1)

4.1	Specimen Certificate for Shares of Class A Common Stock of the Company	4.1(2)

4.2	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(3)

4.3	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(4)

4.4	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	3(4)

4.5	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(5)

4.6	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(5)

4.7	Fifth Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.6(6)

4.8	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(7)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.9	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(8)

4.10	Form of Eight Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.9(8)

4.11	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.10(9)

4.12	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.12(10)

4.13	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.13(10)

4.14	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.14(20)

4.15	Form of Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.1(11)

4.16	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.2(5)

4.17	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.3(5)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.18	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.14(12)

4.19	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.15(12)

4.20	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.6(13)

4.21	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.20(10)

4.22	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.21(10)

4.23	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities	4.23(20)

4.24	Indenture for the 5% Subordinated Discount Debentures, dated as of November 12, 1996, among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	4(i)(14)

4.25	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.24(10)

4.26	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.25(10)

4.27	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	4.27(20)

4.28	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021	4.1(15)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.29	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021	4.29(20)

4.30	Indenture, dated as of March 21, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exchangeable Securities	4.1(16)

4.31	First Supplemental Indenture, dated as of June 27, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exchangeable Securities	4.2(16)

10.1	Five Year Credit Agreement, dated as of June 27, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks*	10.1(20)

10.2	Letter Amendment No. 1 to Five Year Credit Agreement, dated as of August 13, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks	10.2(20)

10.3	Form of Master Intercompany Agreement between the Company and The News Corporation Limited	10.29(2)

10.4	Letter Agreement, dated as of June 30, 2002, between the Company and The News Corporation Limited	10.28(17)

10.5	Form of Tax Sharing Agreement between the Company and News Publishing Australia Limited	10.31(2)

10.6	Transfer Agreement, dated as of April 9, 2003, among The News Corporation Limited, News Publishing Australia Limited, News America Incorporated, FEG Holdings, Inc. and Fox Entertainment Group, Inc.	99.1(19)

10.7	LIBOR Promissory Note dated December 22, 2003	10.2(21)

10.8	Term Promissory Note dated December 22, 2003	10.3(21)

21	List of Principal Subsidiaries of the Company*

23	Consent of Ernst & Young LLP*

23.1	Consent of Deloitte & Touche LLP, regarding The DIRECTV Group, Inc.*

31.1	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(3)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.

(4)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.
(5)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(6)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(7)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(8)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(9)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(10)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 28, 2001.
(11)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.
(12)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(13)	Incorporated by reference to the Registration Statement Form F-4 of News America Incorporated on (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(14)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.
(15)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.
(16)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.
(17)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 20, 2002.
(18)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.
(19)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on May 7, 2003.
(20)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 25, 2003.
(21)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on December 29, 2003.