Form 10-Q
period 2004-09-30
FOX ENTERTAINMENT GROUP INC
filed 2004-11-05
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of November 5, 2004, 426,959,080 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2004	2003
Revenues	$2,889	$2,758
Expenses:
Operating	1,848	1,786
Selling, general and administrative	327	319
Depreciation and amortization	39	42

Operating income	675	611

Other (expense) income:
Interest expense, net	(66)	(8)
Equity earnings (losses) of affiliates, net	(97)	7
Other, net	—	26

Income before provision for income taxes and minority interest in subsidiaries	512	636
Provision for income tax expense on a stand-alone basis	(189)	(233)
Minority interest in subsidiaries	(3)	(2)

Net income	$320	$401

Basic and diluted earnings per share	$0.33	$0.45

Basic and diluted weighted average number of common equivalent shares outstanding	974	900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	As of September 30, 2004	As of June 30, 2004
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$87	$122
Accounts receivable, net	3,491	3,002
Filmed entertainment and television programming costs, net	3,317	3,193
Investments in equity affiliates	8,105	8,194
Property and equipment, net	1,240	1,247
Intangible assets	8,400	8,400
Goodwill	4,782	4,758
Other assets and investments	1,136	1,132

Total assets	$30,558	$30,048

Liabilities and Shareholders’ Equity:

Liabilities:
Accounts payable and accrued liabilities	$1,587	$1,566
Participations and residuals payable	1,718	1,395
Television programming rights payable	1,037	1,102
Deferred revenue	352	318
Borrowings	284	659
Deferred income taxes	2,090	2,063
Other liabilities	687	735

	7,755	7,838
Due to affiliates of News Corporation	4,496	4,236

Total liabilities	12,251	12,074

Minority interest in subsidiaries	10	7

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding as of September 30 and June 30, 2004	—	—
Class A Common stock, $.01 par value per share; 1,000,000,000 authorized; 426,959,080 issued and outstanding as of September 30 and June 30, 2004	4	4
Class B Common stock, $.01 par value per share; 650,000,000 authorized; 547,500,000 issued and outstanding as of September 30 and June 30, 2004	6	6
Additional paid-in capital	15,081	15,081
Retained earnings and accumulated other comprehensive income	3,206	2,876

Total shareholders’ equity	18,297	17,967

Total liabilities and shareholders’ equity	$30,558	$30,048

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2004	2003
Operating activities:
Net income	$320	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	42
Amortization of cable distribution investments	30	31
Equity (earnings) losses of affiliates, net	97	(7)
Cash distributions received from investees	2	—
Minority interest in subsidiaries	3	2
Deferred taxes	27	58
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(505)	(199)
Filmed entertainment and television programming costs, net	(198)	(169)
Accounts payable and accrued liabilities	30	(50)
Participations and residuals payable and other liabilities	323	117

Net cash provided by operating activities	168	226

Investing activities:
Acquisitions, net of cash acquired	(23)	(5)
Investments in and acquisition of interests in equity affiliates	(29)	(19)
Other investments	(20)	(26)
Purchases of property and equipment, net of acquisitions	(23)	(22)
Expenses related to sale of business	(12)	—
Proceeds from sale of investments in equity affiliates	17	—
Disposals of property and equipment	2	—

Net cash used in investing activities	(88)	(72)

Financing activities:
Borrowings	—	118
Repayment of borrowings	(375)	(138)
Decrease in minority interest in subsidiaries	—	(2)
Decrease in Preferred Interests	—	(26)
(Repayments to) advances from affiliates of News Corporation, net	260	(142)

Net cash used in financing activities	(115)	(190)

Net decrease in cash and cash equivalents	(35)	(36)
Cash and cash equivalents, beginning of year	122	72

Cash and cash equivalents, end of period	$87	$36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of The News Corporation Limited (“News Corporation”), which, as of September 30, 2004, held equity and voting interests in the Company of 82% and 97%, respectively.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and in accordance with its provisions, applies the intrinsic value method set forth in Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.”

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

	For the three months ended September 30,
	2004	2003
	(in millions, except per share data)
Net income, as reported	$320	$401
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15)	(17)

Pro forma net income	$305	$384

Basic and diluted earnings per share:
As reported	$0.33	$0.45
Pro forma	$0.31	$0.43

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended September 30,
	2004	2003
	(in millions)
Net income, as reported	$320	$401
Other comprehensive income:
Foreign currency translation adjustments	10	—

Total comprehensive income	$330	$401

Note 3 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following as of:

	September 30, 2004	June 30, 2004
	(in millions)
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	$769	$734
Completed, not released	77	125
In production	562	545
In development or preproduction	55	52

	1,463	1,456

Television productions:
Released (including acquired libraries)	410	449
Completed, not released	—	13
In production	175	112
In development or preproduction	2	1

	587	575

Total filmed entertainment costs, less accumulated amortization	2,050	2,031
Television programming costs, less accumulated amortization	1,267	1,162

Total filmed entertainment and television programming costs, net	$3,317	$3,193

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Borrowings

In May 2004, the Company ended the transfer term under the New Millennium II Agreement, the Company’s film financing vehicle, and will no longer draw any borrowings under the facility. In accordance with the terms of the termination, the Company will repay $636 million of the facility in fiscal 2005 and $23 million in fiscal 2006. During the three months ended September 30, 2004, the Company repaid $375 million of the facility. At September 30, 2004 and June 30, 2004, $284 million and $659 million, respectively, remained outstanding and included in Borrowings on the consolidated balance sheets and the corresponding interest expense was included in Interest expense, net in the unaudited consolidated statements of operations. Subsequent to the first quarter of fiscal 2005, the Company repaid principal of $131 million of the facility.

Note 5 – DIRECTV Transaction

On December 22, 2003, the Company acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion from News Corporation. News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum, and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 80.6% to approximately 82.0% while its voting power remained at approximately 97.0%. For financial reporting purposes, in accordance with Emerging Issues Task Force No. (“EITF”) 90-5, “Exchanges of Ownership Interests between Entities Under Common Control,” the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc. (“DIRECTV”).

Investments in equity affiliates primarily reflects the Company’s investment in DIRECTV and includes the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets at December 22, 2003 as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s PanAmSat business and assets and its deferred subscriber acquisition costs. This excess is being preliminarily allocated to both finite-lived intangibles, which are being amortized, and to certain indefinite-lived intangibles and goodwill, which in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” are not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future equity earnings recognized by the Company resulting from additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Equity earnings (losses) of affiliates, net would decrease by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years.

Summarized financial information for DIRECTV, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended September 30,
	2004	2003
	(in millions)
Revenues	$2,862	$2,379
Operating (loss) income	(1,550)	8
Loss from continuing operations before discontinued operations and cumulative effect of accounting changes	(926)	(2)
Net loss	(1,009)	(23)

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – DIRECTV Transaction - continued

The Company’s share of DIRECTV’s results has been adjusted to reflect the Company’s preliminary allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain items that were recognized by DIRECTV as income and expense within its results. During the three months ended September 30, 2004, the Company adjusted its preliminary allocation of its proportional value assigned to DIRECTV’s SPACEWAY program based on the carrying value assigned by DIRECTV.

The Company’s share of DIRECTV’s losses for the three months ended September 30, 2004 was $99 million, and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and $14 million from the amortization of certain finite-lived intangibles.

Note 6 – Other Acquisitions and Disposals

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate principal amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which was reflected in Other, net in the unaudited consolidated statements of operations for the three months ended December 31, 2003.

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

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments. Pending the final determination of contractual adjustments, the sale resulted in an estimated loss of $19 million, which was recorded in Other, net in the unaudited consolidated statements of operations for the three months ended March 31, 2004.

In May 2004, the Company sold its 40% interest in the Staples Arena for aggregate consideration of $128 million. The Company recorded a loss on the sale of the interest in the Staples Arena of approximately $7 million in Other, net for the year ended June 30, 2004. In connection with the sale of this interest, the Company was released from several guarantees in the aggregate amount of $22.6 million outstanding at the time of the sale.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with the Employee Retirement Income Security Act of 1974. During the three months ended September 30, 2004 and 2003, the Company made discretionary contributions of $24 million and $25 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$9	$9	$1	$3
Interest costs on projected benefit obligation	9	8	1	2
Expected return on plan assets	(10)	(7)	—	—
Amortization of deferred losses	3	5	1	1
Other	—	—	(2)	—

Net periodic costs	$11	$15	$1	$6

Other Postretirement Benefits Amendments

The fiscal 2005 postretirement net periodic costs reflects plan amendments implemented during the second quarter of fiscal 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 106-1, the Company elected to defer recognizing the effects of the Medicare Act on the accounting for its retirement health care plans in fiscal 2004. In May 2004, the FASB issued FASB Staff Position 106-2, providing final guidance on accounting for the Medicare Act. FASB Staff Position 106-2 was implemented by the Company in the first quarter of fiscal 2005. The adoption of FASB Staff Position 106-2 did not have a material impact on the financial condition and results of operations of the Company in fiscal 2005, but reduced the Company’s Accumulated Postretirement Benefit Obligation (“APBO”) by approximately $5 million. The amortization of the $5 million reduction in APBO will reduce our future net postretirement benefit cost.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information

The Company manages and reports its activities in four business segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station.

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income and Operating income before depreciation and amortization.

	For the three months ended September 30,
	2004	2003
	(in millions)
Revenues:
Filmed Entertainment	$1,384	$1,250
Television Stations	514	518
Television Broadcast Network	382	394
Cable Network Programming	609	596

Total revenues	$2,889	$2,758

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

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information - continued

	For the three months ended September 30,
	2004	2003
	(in millions)
Operating income before depreciation and amortization:
Filmed Entertainment	$306	$345
Television Stations	236	237
Television Broadcast Network	(4)	(41)
Cable Network Programming	206	143

Total operating income before depreciation and amortization	744	684
Amortization of cable distribution investments	(30)	(31)
Depreciation and amortization	(39)	(42)

Total operating income	675	611
Interest expense, net	(66)	(8)
Equity earnings (losses) of affiliates, net	(97)	7
Other, net	—	26

Income before provision for income taxes and minority interest in subsidiaries	512	636
Provision for income tax expense on a stand-alone basis	(189)	(233)
Minority interest in subsidiaries	(3)	(2)

Net income	$320	$401

Interest expense, net, Equity earnings (losses) of affiliates, net, Other, net, Provision for income tax expense on a stand-alone basis and Minority interest in subsidiaries are not allocated to segments, as they are not under the control of segment management.

	For the three months ended September 30, 2004
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$306	$(12)	$—	$294
Television Stations	236	(12)	—	224
Television Broadcast Network	(4)	(5)	—	(9)
Cable Network Programming	206	(10)	(30)	166

Total	$744	$(39)	$(30)	$675

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $168 million and $152 million for the three months ended September 30, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits, generated primarily by the Filmed Entertainment segment, of approximately $16 million and $20 million for the three months ended September 30, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment.

	As of September 30, 2004	As of June 30, 2004
	(in millions)
Total assets:
Filmed Entertainment	$3,755	$3,153
Television Stations	12,366	12,464
Television Broadcast Network	1,078	1,063
Cable Network Programming	5,254	5,174
Investments in equity affiliates	8,105	8,194

Total assets	$30,558	$30,048

Goodwill and Intangible assets:
Filmed Entertainment	$445	$445
Television Stations	9,994	9,994
Television Broadcast Network	—	—
Cable Network Programming	2,743	2,719

Total goodwill and intangible assets	$13,182	$13,158

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30, and June 30, 2004 was approximately $9 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 20 years.

In August 2004, the Company, along with News Corporation and certain of News Corporation’s other subsidiaries, issued a guarantee for the obligations of Sky Brasil, an equity affiliate of News Corporation, under a $210 million three-year credit agreement with JPMorgan Chase Bank and Citibank NA. The Company will be released from this guarantee upon the transfer of News Corporation’s interest in Sky Brasil to DIRECTV, as discussed in Note 11 – Subsequent events. Given the strong financial position of the other guarantors, the Company believes it is highly unlikely it will be required to perform any of the obligations under the guarantee.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

Note 10 - Other, net

For the three months ended September 30, 2003, Other, net consisted of a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York.

Note 11 – Subsequent Events

In October 2004, News Corporation and DIRECTV announced a series of transactions that will result in the reorganization of the companies’ direct-to-home satellite television platforms in Latin America. Pursuant to these transactions, DIRECTV will acquire News Corporation’s interests in its Latin America satellite television platforms, including Sky Brasil, and assume all of its obligations thereof, including those under the credit agreement guaranteed by the Company. The completion of certain of these transactions is subject to regulatory approvals and other conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Fox Entertainment Group, Inc., its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Registration Statement on Form S-3 (SEC file no. 333-85978) as declared effective by the Securities and Exchange Commission on April 10, 2002, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2004 and 2003. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2004 and 2003. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station.

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

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

Piracy continues to be a significant issue for the filmed entertainment industry, especially from online file sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with industry associations. To the extent that piracy in the filmed entertainment industry continues or increases, our revenues in this segment may be materially adversely impacted.

Television Stations, Television Broadcast Network and Cable Network Programming

The two reportable television segments derive revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company (“FOX”) and to national “spot” and local advertisers by the Company’s group of 35 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The Cable Network Programming segment also derives a portion of its revenues from national and local advertising sales. The sale of advertising time is affected by viewer demographics, program ratings, major sporting events, major political elections and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues and operating results. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues and operating results to decline significantly in any given period.

Rating points for the two reportable television segments and Cable Network Programming segment are factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. During the first quarter of fiscal 2005, FOX’s prime time ratings were lower than the first quarter of fiscal 2004. The Company is focused on improving its programming lineup to maintain its share of the advertising market. In June 2004, the Company launched its new programming schedule as part of the Company’s strategy to provide year-round programming on FOX. The Company launched new programming in June 2004, in an effort to improve ratings, since the other networks do not usually launch new programming during the summer months and because the fall launch of FOX programming is delayed due to the completion of the Major League Baseball (“MLB”) season and post-season. At the Cable Network Programming segment, we continue to launch new and original programming and continue to examine opportunities to launch new Fox channels, which has lead to ratings gains in fiscal 2005 as compared to fiscal 2004. The Company has announced the launch of a new reality cable channel to begin broadcast in fiscal 2005.

In April 2004, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. This transition to LPMs has adversely impacted the ratings of the O&Os in the markets where the transition has occurred.

The Cable Network Programming segment derives a majority of its revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). Monthly affiliate fees are dependent on maintenance of the cable networks’ multi-year carriage arrangements with cable television systems and DBS operators. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our cable networks, which may also adversely affect such networks’ revenues from subscriber fees and our ability to sell national and local advertising time.

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

Sports programming rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, we may seek renewals on commercial terms. However, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by FOX, its affiliates, and our regional sports networks (“RSNs”), and could adversely affect our advertising and affiliate revenues. Conversely, if we are able to renew these contracts, our results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

The Company has several multi-year sports rights agreements, including a contract with the National Football League (“NFL”) through fiscal 2006, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal 2009 and a contract with MLB through fiscal 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at September 30, 2004 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at September 30, 2004, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

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

Results of Operations—Three months ended September 30, 2004 versus Three months ended September 30, 2003

The following table sets forth the Company’s operating results, by segment, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

	For the three months ended September 30,
	2004	2003	Change	% Change
	(in millions)
Revenues (1):
Filmed Entertainment	$1,384	$1,250	$134	11%
Television Stations	514	518	(4)	(1)%
Television Broadcast Network	382	394	(12)	(3)%
Cable Network Programming	609	596	13	2%

Total revenues	$2,889	$2,758	$131	5%

Operating income (loss):
Filmed Entertainment	$294	$333	$(39)	(12)%
Television Stations	224	221	3	1%
Television Broadcast Network	(9)	(45)	36	80%
Cable Network Programming	166	102	64	63%

Total operating income (loss)	675	611	64	10%

Interest expense, net	(66)	(8)	(58)	**
Equity earnings (losses) of affiliates, net	(97)	7	(104)	**
Other, net	—	26	(26)	**

Income before provision for income taxes and minority interest in subsidiaries	512	636	(124)	(19)%
Provision for income tax expense on a stand-alone basis	(189)	(233)	44	19%
Minority interest in subsidiaries	(3)	(2)	(1)	(50)%

Net income	$320	$401	$(81)	(20)%

Other data:
Operating income before depreciation and amortization (2):
Filmed Entertainment	$306	$345	$(39)	(11)%
Television Stations	236	237	(1)	**
Television Broadcast Network	(4)	(41)	37	90%
Cable Network Programming	206	143	63	44%

Total operating income before depreciation and amortization	$744	$684	$60	9%

**	not meaningful

FOOTNOTES:

(1) The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended September 30,
	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$2,919	$2,789
Amortization of cable distribution investments	(30)	(31)

Revenues	$2,889	$2,758

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

	For the three months ended September 30, 2004
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$306	$(12)	$—	$294
Television Stations	236	(12)	—	224
Television Broadcast Network	(4)	(5)	—	(9)
Cable Network Programming	206	(10)	(30)	166

Total	$744	$(39)	$(30)	$675

	For the three months ended September 30, 2003
	Operating income before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$345	$(12)	$—	$333
Television Stations	237	(16)	—	221
Television Broadcast Network	(41)	(4)	—	(45)
Cable Network Programming	143	(10)	(31)	102

Total	$684	$(42)	$(31)	$611

Overview - For the three months ended September 30, 2004, the Company’s revenues increased $131 million from $2,758 million for the three months ended September 30, 2003 to $2,889 million. This 5% increase was primarily due to revenue increases at the Filmed Entertainment segment. Operating expenses increased approximately 3% for the three months ended September 30, 2004 due to higher film amortization and increased theatrical releasing costs at the Filmed Entertainment segment, partially offset by the impact of the sale of the Los Angeles Dodgers (“Dodgers”) in February 2004. Selling, general and administrative expenses increased approximately 3% from the corresponding period of fiscal 2004 primarily due to employee costs in support of our growing businesses, partially offset by the impact of the sale of the Dodgers in February 2004. Depreciation and amortization expense decreased 7% from the corresponding period of fiscal 2004 primarily due to the retirement of certain assets at the Television Stations segment. For the three months ended September 30, 2004, Operating income and Operating income before depreciation and amortization increased $64 million to $675 million and $60 million to $744 million, respectively, from the corresponding period of fiscal 2004. These increases were primarily due to the improved results at the Cable Network Programming segment including the impact the sale of the Dodgers in February 2004 and Television Broadcast Network segment. These increases were partially offset by the Filmed Entertainment segment due to the higher level of syndication sales in fiscal 2004 and increased theatrical marketing costs and amortization of production and participation costs directly associated with the increase in the number of major theatrical releases.

Equity losses of affiliates of $97 million for the three months ended September 30, 2004 increased $104 million from earnings of $7 million in the corresponding period of fiscal 2004. This increase was primarily due to losses from the inclusion of the Company’s share of the results of The DIRECTV Group, Inc. (“DIRECTV”), which was acquired on December 22, 2003.

Net income for the three months ended September 30, 2004 was $320 million ($0.33 per share), a decline of $81 million from $401 million ($0.45 per share) in the corresponding period of fiscal 2004. This decline was due to increased interest expense and equity losses of affiliates. Additionally, the Company’s weighted average shares outstanding for the three months ended September 30, 2004 increased to 974 million shares from 900 million shares in fiscal 2004 due to the issuance of 74 million shares in connection with the DIRECTV transaction.

Filmed Entertainment - For the first quarter of fiscal 2005, revenues at the Filmed Entertainment segment increased from $1,250 million for the first quarter of fiscal 2004 to $1,384 million, or 11%. This increase was primarily due to higher worldwide theatrical and home entertainment revenues. The theatrical revenue increase was driven by several strong theatrical releases, including I, Robot and Alien vs. Predator, as well as continued worldwide contributions from fiscal 2004 releases Dodgeball, Garfield and Day After Tomorrow, compared to the corresponding period of fiscal 2004 which included the theatrical releases League of Extraordinary Gentlemen and 28 Days Later. Fiscal 2005 also includes the home entertainment releases of the Star Wars Trilogy and the distribution of the Passion of the Christ on DVD, contributing to the increase in home entertainment revenues. The Company’s DVD revenues rose approximately 22% for the three months ended September 30, 2004 over the corresponding period of fiscal 2004, with 80% and 20% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. Offsetting these revenue increases were decreased revenues at Twentieth Century Fox Television (“TCFTV”) due to a decreased number of series produced for network television and a decrease in revenues from series in domestic syndication due to the initial release of Angel and Judging Amy as well as higher revenues from M*A*S*H in the corresponding period of fiscal 2004.

For the three months ended September 30, 2004, the Filmed Entertainment segment reported Operating income of $294 million as compared to $333 million in the corresponding period of fiscal 2004. Operating income before depreciation and amortization decreased to $306 million as compared to $345 million in the corresponding period of fiscal 2004. These decreases were primarily due to decreased profits at TCFTV due to its lower syndication revenue noted above, partially offset by increased profits from film product due to higher worldwide theatrical and home entertainment revenues also noted above. The film product revenue increases were partially offset by increased theatrical marketing costs and amortization of production and participation costs directly associated with the increase in the number of strong theatrical releases.

Television Stations - For the three months ended September 30, 2004, the Television Stations segment’s revenues decreased to $514 million from $518 million in the corresponding period of fiscal 2004. Total television advertising spending in the 26 advertising markets in which the O&Os operate was estimated to have increased from fiscal 2004 by approximately 6% due to heavy political advertising and the Summer Olympic Games. The Company’s O&Os experienced a 1% decrease in revenue primarily because of the telecast of the Summer Olympic Games on a different network, which adversely impacted the Company’s advertising revenue, partially offset by increased political advertisements. The Company’s O&Os estimated revenue market share for the first quarter of fiscal 2005 was approximately 1.9 percentage points less than the corresponding period of fiscal 2004 due to the Olympics, lower ratings for FOX prime time programming and heavy political spending in fiscal 2005 and the non-recurring broadcast of the Emmys on FOX in fiscal 2004. Generally, an increase in local political spending contributes to a decrease in the O&Os’ market share as the O&Os’ proportional share of local political advertising has historically been lower than local stations affiliated with other major networks. For the three months ended September 30, 2004, the Television Stations segment generated Operating income of $224 million, which was $3 million, or 1% higher than the corresponding period of fiscal 2004. This increase is primarily due to lower entertainment programming costs primarily due to the expiration of various syndicated programs partially offset by an expansion of local news in several of the O&Os’ markets. Operating income before depreciation and amortization decreased by $1 million to $236 million from $237 million due to lower depreciation expense due to the retirement of certain assets.

Television Broadcast Network - For the quarter ended September 30, 2004, the Television Broadcast Network’s revenues decreased $12 million to $382 million from $394 million in the corresponding period of fiscal 2004. This 3% revenue decrease was due to the Emmy Awards, which was telecast on FOX in fiscal 2004, partially offset by revenue for the Nextel Cup race from Daytona, which was not telecast on FOX in fiscal 2004. Operating losses for the Television Broadcast Network segment improved $36 million to a loss of $9 million and Operating income before depreciation and amortization increased $37 million to a loss of $4 million compared to the corresponding period of fiscal 2004. The improvement in operating loss was driven by lower prime time and development costs in fiscal 2005.

Cable Network Programming - Total revenues for the Cable Network Programming segment increased by $13 million or approximately 2% from $596 million to $609 million for the three months ended September 30, 2004. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSNs’ revenues increased 21%, 17%, and 10%, respectively, from the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Dodgers, which was sold in February 2004.

At Fox News, advertising revenues increased 27% from the corresponding period of fiscal 2004 primarily due to an increase in volume and improved pricing in response to higher ratings. Affiliate revenue increased 12%, which can be attributed to an increase in subscribers from the corresponding period of fiscal 2004. As of September 30, 2004, Fox News reached approximately 87 million Nielsen households, a 3% increase over the corresponding period of fiscal 2004.

At FX, advertising revenues increased 26% over the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 11% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of September 30, 2004, FX reached approximately 85 million Nielsen households, a 4% increase over the corresponding period of fiscal 2004.

At the RSNs, affiliate revenues increased 15% over the corresponding period of fiscal 2004 primarily due to an increase in DBS subscribers and higher average rates per subscriber. This improvement was partially offset by a 1% decrease in advertising revenues from lower pricing on MLB telecasts.

The Cable Network Programming segment reported Operating income of $166 million, an increase of $64 million from the corresponding period of fiscal 2004. These improvements were primarily driven by the revenue increases noted above as well as decreased losses resulting from the sale of the Dodgers in February 2004 and lower programming costs at FX due in part to the fiscal 2004 cancellation costs for Lucky and The Orlando Jones Show. Partially offsetting these improvements were higher programming expenses for political coverage at Fox News, higher average sports rights fees and increased professional events at the RSNs and increased marketing expenses at FX. Operating income before depreciation and amortization increased $63 million to $206 million from $143 million in the corresponding period of fiscal 2004.

Interest expense, net - Interest expense, net increased $58 million to $66 million for the three months ended September 30, 2004 from $8 million due to an increase in amounts Due to affiliates of News Corporation resulting from notes issued to The News Corporation Limited (“News Corporation”) upon receipt of the DIRECTV investment in connection with the DIRECTV acquisition.

Equity earnings (losses) of affiliates, net - Equity losses of affiliates of $97 million for the three months ended September 30, 2004 increased $104 million from earnings of $7 million in the corresponding period of fiscal 2004. This increase was primarily due to losses from the inclusion of the Company’s share of the results of DIRECTV, which was acquired on December 22, 2003.

	Ownership Percentage	For the three months ended September 30,
Affiliate:		2004	2003	Change
		(in millions)
DIRECTV	34%	$(99)	$—	$(99)
Other	Various	2	7	(5)

Total equity earnings (losses) of affiliates, net		$(97)	$7	$(104)

The Company’s share of DIRECTV’s losses for the three months ended September 30, 2004 was $99 million, and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and $14 million from the amortization of certain finite-lived intangibles.

Other, net - For the three months ended September 30, 2003, Other, net included a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York. There was no comparable gain or loss for the three months ended September 30, 2004.

Provision for income tax on a stand-alone basis. The effective tax rate for the three months ended September 30, 2004 and 2003 was 37%. The effective tax rate for the three months ended September 30, 2004 was higher than the U.S. statutory rate principally because of the effect of increased state income taxes. For the three months ended September 30, 2003, the effective tax rate was higher than the U.S. statutory rate due to certain foreign income being taxed at higher rates.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At September 30, 2004, the Company had $4,496 million and $284 million of amounts due to affiliates of News Corporation and borrowings from New Millennium II, respectively, as well as $87 million of cash and cash equivalents and $18.3 billion of shareholders’ equity.

The Company’s principal sources of cash are internally generated funds and borrowings from News Corporation and its subsidiaries. As of September 30, 2004, News Corporation had consolidated cash and cash equivalents of $4.1 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash that effect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2004 and 2003 is as follows (in millions):

For the three months ended September 30,	2004	2003
Net cash provided by operating activities	$168	$226

The decrease in net cash provided by operating activities primarily reflects higher sports rights payments, interest payments and higher tax payment during the three months ended September 30, 2004 versus September 30, 2003. The higher sports rights payments reflects contractually scheduled increases on our national sports contracts as well as the renewal of several sports teams’ local rights agreements. Increased interest payments are directly attributed to the notes issued in December 2003 for the acquisition of DIRECTV. Amounts paid in accordance with the tax sharing agreement between the Company and News Corporation were $141 million and $111 million during the three months ended September 30, 2004 and 2003, respectively. These uses of cash were partially offset by higher cash collections during the three months ended September 30, 2004.

Net cash used in investing activities for the three months ended September 30, 2004 and 2003 is as follows (in millions):

For the three months ended September 30,	2004	2003
Cash flows (used in) provided by investing activities:
Acquisitions, net of cash acquired	$(23)	$(5)
Investments in and acquisition of interests in equity affiliates	(29)	(19)
Other investments	(20)	(26)
Purchases of property and equipment, net of acquisitions	(23)	(22)
Expenses related to sale of business	(12)	—
Proceeds from sale of investments in equity affiliates	17	—
Disposals of property and equipment	2	—

Net cash used in investing activities	$(88)	$(72)

Acquisitions, net of cash acquired represents the acquisition of an international cable channel during the three months ended September 30, 2004. There were no significant acquisitions during the three months ended September 30, 2003. Proceeds from the sale of investments include proceeds from the sale of an international joint venture. Expenses related to sale of business are remaining contractual payments made in connection with the sale of the Dodgers. There were no significant asset sales in the corresponding period of fiscal 2004.

Net cash used in financing activities for the three months ended September 30, 2004 and 2003 is as follows (in millions):

For the three months ended September 30,	2004	2003
Cash flows (used in) provided by financing activities:
Borrowings	$—	$118
Repayment of borrowings	(375)	(138)
(Repayments to) advances from affiliates of News Corporation, net	260	(142)
Other	—	(28)

Net cash used in financing activities	$(115)	$(190)

Repayment of borrowings includes principal repayments made for the New Millennium II financing for the production of films. (See New Millennium II below)

Debt Instruments, Guarantees and Related covenants

Intercompany Financing - The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the three months ended September 30, 2004, the weighted average intercompany interest rate was 8%. The Company anticipates that operating cash flows and borrowings from News Corporation will be sufficient to meet its working capital requirements. In addition to the agreed upon intercompany interest rate and in connection with the DIRECTV acquisition, the Company issued two promissory notes to News Corporation totaling $4.5 billion. One promissory note is in the amount of $2 billion and bears interest at a rate of LIBOR plus 1% per annum. The other promissory note is in the amount of $2.5 billion and bears interest at 8% per annum.

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

During fiscal 2002 and 2003, the Company was party to a series of film rights agreements whereby a controlled consolidated subsidiary of the Company funded the production or acquisition costs of all eligible films, as defined, to be produced or acquired by Twentieth Century Fox Film Corporation, a subsidiary of the Company, (these film rights agreements, as amended, are collectively referred to as the “New Millennium II Agreement”). Under the New Millennium II Agreement, a preferred limited liability membership interest (“Preferred Interest”) was issued to Tintagel Investors L.L.C. (“Tintagel”) to fund the film financing and the corresponding return on the Preferred Interests (the “Preferred Payments”).

During fiscal 2004, the Company purchased substantially all of the outstanding equity of Tintagel, the entity that held the Preferred Interest in New Millennium II for $25.5 million, plus accrued and unpaid Preferred Payments of $106,000. As a result of the acquisition of this equity interest, the Company consolidated the assets and liabilities of Tintagel for accounting purposes and all Preferred Interests and Preferred Payments have been eliminated. Tintagel’s outstanding indebtedness of $284 million at September 30, 2004 was included in Borrowings on the unaudited consolidated balance sheet and the corresponding interest expense was included in Interest expense, net in the unaudited consolidated statement of operations. Tintagel’s outstanding indebtedness at June 30, 2004 was $659 million which was included in Borrowings on the consolidated balance sheet. Tintagel continues to be a separate legal entity from the Company with separate assets and liabilities.

In May 2004, the Company ended the transfer term under the New Millennium II Agreement and will no longer draw any borrowings under the Facility. In accordance with the terms of the termination, the Company will repay $636 million of the Facility in fiscal 2005 and $23 million in fiscal 2006. During the three months ended September 30, 2004, the Company repaid $375 million of the Facility. Subsequent to the first quarter of fiscal 2005, the Company repaid principal of $131 million of the Facility.

Ratings of News Corporation Public Debt

The table below summarizes News Corporation’s credit ratings as of September 30, 2004.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
S&P	BBB-	Positive

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of September 30, and June 30, 2004 was approximately $9 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 20 years.

In August 2004, the Company, along with News Corporation and certain of News Corporation’s other subsidiaries, issued a guarantee for the obligations of Sky Brasil, an equity affiliate of News Corporation, under a $210 million three-year credit agreement with JPMorgan Chase Bank and Citibank NA. The Company will be released from this guarantee upon the transfer of News Corporation’s interest in Sky Brasil to DIRECTV. In October 2004, News Corporation and DIRECTV announced a series of transactions that will result in the reorganization of the companies’ direct-to-home satellite television platforms in Latin America. Pursuant to these transactions, DIRECTV will acquire News Corporation’s interests in its Latin America satellite television platforms, including Sky Brasil, and assume all of its obligations thereof, including those under the credit agreement. The completion of certain of these transactions is subject to regulatory approvals and other conditions. Given the strong financial position of the other guarantors, the Company believes it is highly unlikely it will be required to perform any of the obligations under the guarantee.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of September 30, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options principally to hedge the costs of producing films abroad. The Company hedges its anticipated foreign currency exposures related to filmed entertainment production costs over the life of the production (the “hedging period”). To hedge this exposure the Company uses foreign exchange contracts that generally have maturities of 1 week to 9 months providing continuing coverage throughout the hedging period. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges. At September 30, 2004, the Company had no foreign exchange forward contracts outstanding.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal first quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed by the Company during the Company’s first fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed August 11, 2004 relating to the earnings announcement by Fox Entertainment Group, Inc. of its financial results for the period ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004	FOX ENTERTAINMENT GROUP, INC.

	By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer