Form 10-Q
period 2004-12-31
FOX ENTERTAINMENT GROUP INC
filed 2005-02-04
CIK 1068002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of February 2, 2005, 426,959,080 shares of Class A Common Stock, par value $0.01 per share, and 547,500,000 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

FOX ENTERTAINMENT GROUP, INC.

FORM 10-Q

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Revenues	$3,943	$3,380	$6,832	$6,138
Expenses:
Operating	2,812	2,489	4,660	4,275
Selling, general and administrative	337	289	664	608
Depreciation and amortization	42	44	81	86

Operating income	752	558	1,427	1,169

Other (expense) income:
Interest expense, net	(70)	(15)	(136)	(23)
Equity (losses) earnings of affiliates	(29)	(2)	(126)	5
Other, net	39	(7)	39	19

Income before provision for income taxes and minority interest in subsidiaries	692	534	1,204	1,170
Provision for income tax expense on a stand-alone basis	(259)	(203)	(448)	(436)
Minority interest in subsidiaries, net of tax	(2)	(1)	(5)	(3)

Net income	$431	$330	$751	$731

Basic and diluted earnings per share	$0.44	$0.36	$0.77	$0.81

Basic and diluted weighted average number of common equivalent shares outstanding	974	905	974	902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2004	At June 30, 2004
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$161	$122
Accounts receivable, net	3,964	3,002
Filmed entertainment and television programming costs, net	3,515	3,193
Investments in equity affiliates	8,077	8,194
Property and equipment, net	1,236	1,247
Intangible assets	8,400	8,400
Goodwill	4,782	4,758
Other assets and investments	1,113	1,132

Total assets	$31,248	$30,048

Liabilities and Shareholders’ Equity:

Liabilities:
Accounts payable and accrued liabilities	$1,706	$1,566
Participations and residuals payable	1,754	1,395
Television programming rights payable	1,001	1,102
Deferred revenue	353	318
Borrowings	153	659
Deferred income taxes	2,182	2,063
Other liabilities	591	735

	7,740	7,838
Due to affiliates of News Corporation	4,724	4,236

Total liabilities	12,464	12,074

Minority interest in subsidiaries	9	7

Commitments and contingencies

Shareholders’ Equity:

Preferred stock, $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding at December 31 and June 30, 2004	—	—
Class A Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 426,959,080 shares issued and outstanding at December 31 and June 30, 2004	4	4
Class B Common stock, $0.01 par value per share; 650,000,000 shares authorized; 547,500,000 shares issued and outstanding at December 31 and June 30, 2004	6	6
Additional paid-in capital	15,082	15,081
Retained earnings and accumulated other comprehensive income	3,683	2,876

Total shareholders’ equity	18,775	17,967

Total liabilities and shareholders’ equity	$31,248	$30,048

The accompanying notes are an integral part of these consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2004	2003
Operating activities:
Net income	$751	$731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	81	86
Amortization of cable distribution investments	58	63
Equity losses (earnings) of affiliates	126	(5)
Cash distributions received from investees	3	3
Other, net	(39)	(19)
Minority interest in subsidiaries, net of tax	5	3
Deferred taxes	120	110
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and other assets	(966)	(824)
Filmed entertainment and television programming costs, net	(393)	(428)
Accounts payable and accrued liabilities	67	15
Participations and residuals payable and other liabilities	359	185

Net cash provided by (used in) operating activities	172	(80)

Investing activities:
Acquisitions, net of cash acquired	(23)	(5)
Investments in and acquisition of interests in equity affiliates	(33)	(73)
Other investments	(26)	(30)
Purchases of property and equipment, net of acquisitions	(62)	(50)
Expenses related to sale of business	(12)	—
Proceeds from sale of investments in equity affiliates	43	—
Disposals of property and equipment	2	—

Net cash used in investing activities	(111)	(158)

Financing activities:
Borrowings	—	338
Repayment of borrowings	(507)	(276)
Decrease in minority interest in subsidiaries	(3)	1
Decrease in Preferred Interests	—	(26)
Advances from affiliates of News Corporation, net	488	170

Net cash (used in) provided by financing activities	(22)	207

Net increase (decrease) in cash and cash equivalents	39	(31)
Cash and cash equivalents, beginning of year	122	72

Cash and cash equivalents, end of period	$161	$41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Fox Entertainment Group, Inc. (the “Company”) is principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting and cable network programming. The Company is a majority-owned subsidiary of News Corporation which, as of December 31, 2004, held equity and voting interests in the Company of approximately 82% and 97%, respectively.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation.

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

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income, as reported	$431	$330	$751	$731
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15)	(17)	(30)	(34)

Pro forma net income	$416	$313	$721	$697

Basic and diluted earnings per share:
As reported	$0.44	$0.36	$0.77	$0.81
Pro forma	$0.43	$0.35	$0.74	$0.77

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net income, as reported	$431	$330	$751	$731
Other comprehensive income:
Foreign currency translation adjustments	46	34	56	34

Total comprehensive income	$477	$364	$807	$765

Note 3 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes option valuation methodology is presented in Note 1 – Basis of Presentation.

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the FASB issued a FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through December 31, 2004, the Company has not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $300 million. The related potential range of income tax is up to approximately $20 million.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Filmed Entertainment and Television Programming Costs, net

Filmed entertainment and television programming costs, net consisted of the following at:

	December 31, 2004	June 30, 2004
	(in millions)
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	$689	$734
Completed, not released	109	125
In production	496	545
In development or preproduction	67	52

	1,361	1,456

Television productions:
Released (including acquired libraries)	411	449
Completed, not released	—	13
In production	220	112
In development or preproduction	1	1

	632	575

Total filmed entertainment costs, less accumulated amortization	1,993	2,031
Television programming costs, less accumulated amortization	1,522	1,162

Total filmed entertainment and television programming costs, net	$3,515	$3,193

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Borrowings

In May 2004, the Company ended the transfer term under the New Millennium II Agreement, the Company’s film financing vehicle, and will no longer draw any borrowings under the facility. In accordance with the terms of the termination, the Company will repay $636 million of the facility in fiscal 2005 and $23 million in fiscal 2006. During the six months ended December 31, 2004, the Company repaid $507 million of the facility. At December 31, and June 30, 2004, $153 million and $659 million, respectively, remained outstanding and were included in Borrowings on the consolidated balance sheets and the corresponding interest expense was included in Interest expense, net in the unaudited consolidated statements of operations. Subsequent to December 31, 2004, the Company repaid principal of $83 million of the facility.

Note 6 – DIRECTV Transaction

On December 22, 2003, the Company acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion from News Corporation. News Corporation transferred its entire 34% interest in Hughes to the Company in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of the Company’s Class A common stock valued at $2.3 billion (the “Exchange”). One of the promissory notes the Company issued to News Corporation is in the amount of $2 billion, bears interest at a rate of LIBOR plus 1% per annum, and matures on June 30, 2009. The other promissory note the Company issued to News Corporation is in the amount of $2.5 billion, bears interest at 8% per annum, and has a maturity date of June 30, 2009, which can be extended at the Company’s option for not more than two successive one-year periods. The issuance of approximately 74.5 million shares of Class A common stock to News Corporation increased its equity interest in the Company from approximately 81% to approximately 82% while its voting power remained at approximately 97%. For financial reporting purposes, in accordance with Emerging Issues Task Force No. (“EITF”) 90-5, “Exchanges of Ownership Interest between Entities under Common Control,” the Company recognized the Exchange based upon the acquired basis of News Corporation and issued equity to News Corporation at that value. The Company is accounting for its interest in Hughes in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc. (“DIRECTV”).

Investments in equity affiliates primarily reflects the Company’s investment in DIRECTV and includes the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets at December 22, 2003 as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY and PanAmSat businesses and assets and its deferred subscriber acquisition costs. This excess, approximately $3.6 billion, has been allocated to finite-lived intangibles, which are being amortized over lives ranging from 6-20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Summarized financial information for DIRECTV accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Revenues	$3,362	$2,754	$6,224	$5,133
Operating losses	(437)	(177)	(1,987)	(169)
Loss from continuing operations before discontinued operations and cumulative effect of accounting changes	(283)	(307)	(1,209)	(309)
Net losses	(283)	(310)	(1,292)	(333)

At December 31, 2004, the fair market value of the Company’s investment in DIRECTV was $7,691 million.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – DIRECTV Transaction - continued

The Company’s share of DIRECTV’s losses for the six months ended December 31, 2004 was $176 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles.

Note 7 – Other Acquisitions and Disposals

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

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million. Rogers Sportsnet operates regional sports networks in Canada covering local sports events plus national programming. For the six months ended December 31, 2004, the Company recognized a gain of $39 million on this sale in Other, net in the unaudited consolidated statements of operations.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with the Employee Retirement Income Security Act of 1974. During the six months ended December 31, 2004 and 2003, the Company made discretionary contributions of $49 million and $25 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$9	$9	$—	$2
Interest costs on projected benefit obligation	9	8	2	2
Expected return on plan assets	(10)	(6)	—	—
Amortization of deferred losses	3	5	—	1
Other	—	(1)	(1)	—

Net periodic benefit costs	$11	$15	$1	$5

	Pension benefits		Postretirement benefits
	For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$18	$18	$1	$5
Interest costs on projected benefit obligation	18	16	3	4
Expected return on plan assets	(20)	(13)	—	—
Amortization of deferred losses	6	10	1	2
Other	—	(1)	(3)	—

Net periodic benefit costs	$22	$30	$2	$11

Other Postretirement Benefits Amendments

The fiscal 2005 postretirement net periodic costs reflect plan amendments implemented during the second quarter of fiscal 2004.

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

Note 9 – Segment Information

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

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income and Operating income before depreciation and amortization.

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Revenues:
Filmed Entertainment	$1,879	$1,384	$3,263	$2,634
Television Stations	571	571	1,085	1,089
Television Broadcast Network	858	860	1,240	1,254
Cable Network Programming	635	565	1,244	1,161

Total revenues	$3,943	$3,380	$6,832	$6,138

Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income (loss) before depreciation and amortization. Operating income (loss) before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating income (loss) before depreciation and amortization does not reflect cash available to fund requirements and the items excluded from Operating income (loss) before depreciation and amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating income (loss) before depreciation and amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating income (loss) before depreciation and amortization, may not be indicative of future results as operating performance is highly contingent on many factors including customer tastes and preferences.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Segment Information - continued

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Operating income (loss) before depreciation and amortization:
Filmed Entertainment	$419	$275	$725	$620
Television Stations	290	289	526	526
Television Broadcast Network	(152)	(128)	(156)	(169)
Cable Network Programming	265	198	471	341

Total operating income before depreciation and amortization	822	634	1,566	1,318
Amortization of cable distribution investments	(28)	(32)	(58)	(63)
Depreciation and amortization	(42)	(44)	(81)	(86)

Total operating income	752	558	1,427	1,169
Interest expense, net	(70)	(15)	(136)	(23)
Equity (losses) earnings of affiliates	(29)	(2)	(126)	5
Other, net	39	(7)	39	19

Income before provision for income taxes and minority interest in subsidiaries	692	534	1,204	1,170
Provision for income tax expense on a stand-alone basis	(259)	(203)	(448)	(436)
Minority interest in subsidiaries, net of tax	(2)	(1)	(5)	(3)

Net income	$431	$330	$751	$731

Interest expense, net, Equity (losses) earnings of affiliates, Other, net, Provision for income tax expense on a stand-alone basis and Minority interest in subsidiaries, net of tax are not allocated to segments, as they are not under the control of segment management.

	For the three months ended December 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$419	$(13)	$—	$406
Television Stations	290	(12)	—	278
Television Broadcast Network	(152)	(7)	—	(159)
Cable Network Programming	265	(10)	(28)	227

Total	$822	$(42)	$(28)	$752

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Segment Information - continued

	For the three months ended December 31, 2003
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$275	$(15)	$—	$260
Television Stations	289	(13)	—	276
Television Broadcast Network	(128)	(5)	—	(133)
Cable Network Programming	198	(11)	(32)	155

Total	$634	$(44)	$(32)	$558

	For the six months ended December 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$725	$(25)	$—	$700
Television Stations	526	(24)	—	502
Television Broadcast Network	(156)	(12)	—	(168)
Cable Network Programming	471	(20)	(58)	393

Total	$1,566	$(81)	$(58)	$1,427

	For the six months ended December 31, 2003
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$620	$(27)	$—	$593
Television Stations	526	(29)	—	497
Television Broadcast Network	(169)	(9)	—	(178)
Cable Network Programming	341	(21)	(63)	257

Total	$1,318	$(86)	$(63)	$1,169

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $137 million and $190 million for the three months ended December 31, 2004 and 2003, respectively, and approximately $305 million and $342 million for the six months ended December 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits, generated primarily by the Filmed Entertainment segment, of approximately $10 million and $12 million for the three months ended December 31, 2004 and 2003, respectively, and approximately $26 million and $32 million for the six months ended December 31, 2004 and 2003 respectively, have been eliminated within the Filmed Entertainment segment.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Segment Information - continued

	At December 31, 2004	At June 30, 2004
	(in millions)
Total assets:
Filmed Entertainment	$5,449	$4,680
Television Stations	11,185	11,247
Television Broadcast Network	1,530	1,064
Cable Network Programming	5,007	4,863
Investments in equity affiliates	8,077	8,194

Total assets	$31,248	$30,048

Goodwill and Intangible assets:
Filmed Entertainment	$445	$445
Television Stations	9,994	9,994
Television Broadcast Network	—	—
Cable Network Programming	2,743	2,719

Total goodwill and intangible assets	$13,182	$13,158

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Guarantees

Commitments

In November 2004, the Company entered into a six-year follow-on contract with the National Football League commencing with the 2006 season, increasing the Company’s commitments with respect to sports programming rights by approximately $4.3 billion.

In November 2004, the Company entered into an agreement with the Bowl Championship Series from fiscal 2007 through fiscal 2010, increasing the Company’s commitments with respect to sports programming rights by approximately $330 million.

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31, and June 30, 2004 was approximately $11 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 20 years.

In August 2004, News Corporation, along with the Company and certain of News Corporation’s other subsidiaries, issued a guarantee for the obligations of Sky Brasil, an equity affiliate of News Corporation, under a $210 million three-year credit agreement with JPMorgan Chase Bank and Citibank NA. In October 2004, News Corporation and DIRECTV announced a series of transactions that will result in the reorganization of the companies’ direct-to-home satellite television platforms in Latin America. As part of these transactions, DIRECTV will acquire News Corporation’s interests in Sky Brasil, the completion of which is subject to regulatory approval, and will assume all of News Corporation’s obligations thereof, including those under the credit agreement guaranteed by the Company at closing. Given the strong financial position of the other guarantors, the Company believes it is highly unlikely it will be required to perform any of the obligations under the guarantee.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

Note 11 - Other, net

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Sale of interest in Rogers Sportsnet [b]	$39	$—	$39	$—
Sale of interest in the SportsChannels [b]	—	—	—	9
World Trade Center Insurance Settlement [a]	—	—	—	26
Loss on the sale of the Dodgers [b]	—	(7)	—	(16)

Other, net	$39	$(7)	$39	$19

FOOTNOTES

[a]	Amount represents a gain related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York.
[b]	Refer to Note 7 – Other Acquisitions and Disposals for further details on these transactions.

FOX ENTERTAINMENT GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

On January 10, 2005, Fox Acquisition Corp, a direct wholly-owned subsidiary of News Corporation, made an offer to the holders of Class A common stock of the Company to exchange 1.90 shares of News Corporation’s Class A common stock for each outstanding share of the Company’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). News Corporation currently owns approximately 82% of the equity and 97% of the voting power of the Company through its ownership of approximately 59% of the outstanding shares of the Company’s Class A common stock and 100% of the outstanding shares of the Company’s Class B common stock. The Offer is subject to the non-waivable condition that at least a majority of the outstanding shares of the Company’s Class A common stock not beneficially owned by News Corporation and its subsidiaries and affiliates are validly tendered and not withdrawn in the Offer as well as certain other conditions set forth in the Offer documents. The Offer will expire on February 22, 2005, unless it is extended by News Corporation. If News Corporation completes the Offer, it intends to effect a “short form” merger of the Company with and into Fox Acquisition Corp shortly thereafter. Each share of the Company’s Class A common stock not acquired in the Offer, other than the shares owned by News Corporation, would be converted in the “short form” merger into 1.90 shares of News Corporation’s Class A common stock.

The Company’s Board of Directors formed a Special Committee which, on January 24, 2005, requested that the Company’s stockholders take no action and not tender their Class A shares with respect to the Offer at the current time and instead defer making a determination whether to accept or reject the Offer until the Special Committee has advised the Company’s stockholders of the Special Committee’s position or recommendation, if any, with respect to the Offer.

Certain Legal Proceedings

On January 10, 2005, the Company received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the Company’s board of directors have breached fiduciary duties owed to the public stockholders of the Company, including as a result of News Corporation offering to acquire shares of the Company’s Class A common stock at an unfair price and at a time that disadvantages the Company’s stockholders. The complaints generally seek, declaratory and injunctive relief and damages in an unspecified amount. The Company believes that these claims are without merit and intends to vigorously contest the allegations.

The Company is currently aware of seventeen purported class action complaints that have been filed in the Court of Chancery of the State of Delaware challenging the Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. The Company is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, News Corporation has filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate.

All of the complaints generally allege, among other things, that News Corporation and the members of the Company’s board of directors purportedly breached fiduciary duties owed to the public stockholders of the Company in connection with the Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having the Company appoint directors who are neither independent nor disinterested to a special committee created to consider the Offer; and (4) failing to adequately disclose information material to the Offer, including disclosure with respect to the Company’s 2005 budget.

As for relief, the plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. The Company believes that these claims are without merit and intends to vigorously contest these allegations.

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

RECENT DEVELOPMENTS

On January 10, 2005, Fox Acquisition Corp, a direct wholly-owned subsidiary of News Corporation, made an offer to the holders of Class A common stock of the Company to exchange 1.90 shares of the News Coporation’s Class A common stock for each outstanding share of the Company’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). News Corporation currently owns approximately 82% of the equity and 97% of the voting power of the Company through its ownership of approximately 59% of the outstanding shares of the Company’s Class A common stock and 100% of the outstanding shares of the Company’s Class B common stock. The Offer is subject to the non-waivable condition that at least a majority of the outstanding shares of the Company’s Class A common stock not beneficially owned by News Corporation and its subsidiaries and affiliates are validly tendered and not withdrawn in the Offer as well as certain other conditions set forth in the Offer documents. The Offer will expire on February 22, 2005, unless it is extended by News Corporation. If News Corporation completes the Offer, it intends to effect a “short form” merger of the Company with and into Fox Acquisition Corp shortly thereafter. Each share of the Company’s Class A common stock not acquired in the Offer, other than the shares owned by News Corporation, would be converted in the “short form” merger into 1.90 shares of News Corporation’s Class A common stock.

The Company’s Board of Directors formed a Special Committee which, on January 24, 2005, requested that the Company’s stockholders take no action and not tender their Class A shares with respect to the Offer at the current time and instead defer making a determination whether to accept or reject the Offer until the Special Committee has advised the Company’s stockholders of the Special Committee’s position or recommendation, if any, with respect to the Offer.

Class action complaints have been filed in the Court of Chancery of the State of Delaware challenging the Offer. (See Part II. Item 1 Legal Proceedings)

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Fox Entertainment Group, Inc.’s (the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three months and six months ended December 31, 2004 and 2003. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2004 and 2003. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in four segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television Stations, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station.

•	Television Broadcast Network, which principally consists of the broadcasting of network programming in the United States.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

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

Television Stations, Television Broadcast Network and Cable Network Programming

The two reportable television segments derive revenues principally from the sale of advertising time. Generally, advertising time is sold to national advertisers by the Fox Broadcasting Company (“FOX”) and to national “spot” and local advertisers by the Company’s group of 35 owned and operated full power television broadcast stations (“O&Os”) in their respective markets. The Cable Network Programming segment also derives a portion of its revenues from national and local advertising sales. The sale of advertising time is affected by viewer demographics, program ratings, major sporting events, major political elections and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues and operating results. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues and operating results to decline significantly in any given period, or in specific markets.

Rating points for the two reportable television segments and Cable Network Programming segment are factors that are also weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. During the first half fiscal 2005, FOX’s prime time ratings were lower than the corresponding period of fiscal 2004. The Company is focused on improving its programming lineup to maintain its share of the advertising market. The Company has a strong prime time lineup for the second half of fiscal 2005 including the return of 24 and American Idol, which we believe will improve ratings. At the Cable Network Programming segment, we continue to launch new and original programming and continue to examine opportunities to launch new Fox channels. The Company has announced the launch of a new reality cable channel to begin broadcast in fiscal 2005.

In April 2004, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. This transition to LPMs has adversely impacted the ratings of the O&Os in the markets where the transition has occurred. The fiscal 2004 transition adversely impacted the revenue of the Television Stations segment by less than 1% and the Company anticipates revenue of the Television Stations segment could be adversely impacted by less than 5% in fiscal 2005.

The Cable Network Programming segment derives a majority of its revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network).

We are dependent upon the maintenance of affiliation agreements with third party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to us. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX thereby adversely affecting our ability to sell national advertising time. Similarly, our cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our cable networks, which may also adversely affect such networks’ revenues from subscriber fees and ability to sell national and local advertising time.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal 2013 and a contract with Major League Baseball (“MLB”) through fiscal 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2004 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at December 31, 2004, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”). The FCC generally regulates, among other things, the ownership of media (including ownership by non-U.S. citizens), broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties.

While the Company seeks to ensure compliance with federal indecency laws and related FCC regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

RESULTS OF OPERATIONS

Use of Operating income (loss) before depreciation and amortization

Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income (loss) before depreciation and amortization. Operating income (loss) before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles (“GAAP”). Operating income (loss) before depreciation and amortization does not reflect cash available to fund requirements and the items excluded from Operating income (loss) before depreciation and amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating income (loss) before depreciation and amortization, which is the information reported to and used by the Company’s chief decision maker for the purpose of making decisions about the allocation of resources to segments and assessing their performance, provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating income (loss) before depreciation and amortization, may not be indicative of future results as operating performance is highly contingent on many factors including customer tastes and preferences.

The following comparative discussion of the results of operations of the Company includes, among other factors, an analysis of changes in business segment Operating income (loss) before depreciation and amortization.

Results of Operations—Three months ended December 31, 2004 versus Three months ended December 31, 2003

The following table sets forth the Company’s operating results, by segment, for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

	For the three months ended December 31,
	2004	2003	Change	% Change
	(in millions)
Revenues (1):
Filmed Entertainment	$1,879	$1,384	$495	36%
Television Stations	571	571	—	—
Television Broadcast Network	858	860	(2)	—
Cable Network Programming	635	565	70	12%

Total revenues	$3,943	$3,380	$563	17%

Operating income (loss):
Filmed Entertainment	$406	$260	$146	56%
Television Stations	278	276	2	1%
Television Broadcast Network	(159)	(133)	(26)	(20)%
Cable Network Programming	227	155	72	46%

Total operating income	752	558	194	35%

Interest expense, net	(70)	(15)	(55)	* *
Equity losses of affiliates	(29)	(2)	(27)	* *
Other, net	39	(7)	46	* *

Income before provision for income taxes and minority interest in subsidiaries	692	534	158	30%
Provision for income tax expense on a stand-alone basis	(259)	(203)	(56)	(28)%
Minority interest in subsidiaries	(2)	(1)	(1)	(100)%

Net income	$431	$330	$101	31%

Other data:
Operating income (loss) before depreciation and amortization (2):
Filmed Entertainment	$419	$275	$144	52%
Television Stations	290	289	1	—
Television Broadcast Network	(152)	(128)	(24)	(19)%
Cable Network Programming	265	198	67	34%

Total operating income before depreciation and amortization	$822	$634	$188	30%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended December 31,
	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$3,971	$3,412
Amortization of cable distribution investments	(28)	(32)

Revenues	$3,943	$3,380

(2)	Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment, as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income before depreciation and amortization. Operating income (loss) before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) before depreciation and amortization to Operating income (loss) by segment:

	For the three months ended December 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$419	$(13)	$—	$406
Television Stations	290	(12)	—	278
Television Broadcast Network	(152)	(7)	—	(159)
Cable Network Programming	265	(10)	(28)	227

Total	$822	$(42)	$(28)	$752

	For the three months ended December 31, 2003
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$275	$(15)	$—	$260
Television Stations	289	(13)	—	276
Television Broadcast Network	(128)	(5)	—	(133)
Cable Network Programming	198	(11)	(32)	155

Total	$634	$(44)	$(32)	$558

Overview. For the three months ended December 31, 2004, the Company’s revenues increased $563 million from $3,380 million for the three months ended December 31, 2003 to $3,943 million. This 17% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 13% for the three months ended December 31, 2004 primarily due to higher film amortization and increased home entertainment marketing costs at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 17% from the corresponding period of fiscal 2004 primarily due to employee costs in support of our growing businesses and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia Communications Corporation (“Adelphia”) which were previously written off. For the three months ended December 31, 2004, Operating income (loss) and Operating income (loss) before depreciation and amortization increased $194 million to $752 million and $188 million to $822 million, respectively, from the corresponding period of fiscal 2004. These increases were primarily due to the improved results at the Filmed Entertainment and Cable Network Programming segments noted above, as well as the absence of losses due to the sale of the Los Angeles Dodgers (“Dodgers”) in February 2004.

Equity losses of affiliates of $29 million for the three months ended December 31, 2004 increased $27 million from losses of $2 million in the corresponding period of fiscal 2004. This increase was primarily due to losses from the inclusion of the Company’s share of the results of The DIRECTV Group, Inc. (“DIRECTV”), which was acquired on December 22, 2003. These losses were partially offset by improved results at Regional Programming Partners (“RPP”).

Net income for the three months ended December 31, 2004 was $431 million ($0.44 per share), an increase of $101 million from $330 million ($0.36 per share) in the corresponding period of fiscal 2004. This increase was due to increased operating results noted above. Additionally, the Company’s weighted average shares outstanding for the three months ended December 31, 2004 increased to 974 million shares from 905 million shares for the corresponding period of fiscal 2004 primarily due to the issuance of 74 million shares in connection with the DIRECTV transaction.

Filmed Entertainment. For the three months ended December 31, 2004, revenues at the Filmed Entertainment segment increased from $1,384 million to $1,879 million, or 36% primarily due to higher worldwide home entertainment revenues of film and television titles. Film titles include the successful theatrical releases of Day After Tomorrow, Garfield, Dodgeball and I, Robot, and improved performances from various library titles on DVD, compared to the corresponding period of fiscal 2004. Television titles contributing to this increase include 24, The Simpsons, and Family Guy. The Company’s DVD revenues rose approximately 60% for the three months ended December 31, 2004 over the corresponding period of fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. In addition, there was an increase in worldwide pay television revenue led by the domestic pay TV performances of Cheaper By The Dozen and Master and Commander: The Far Side of the World. The current quarter domestic releases included Sideways, Kinsey, Taxi, Flight of the Phoenix and Fat Albert. The corresponding period of fiscal 2004 included Cheaper by the Dozen, Stuck on You and Master and Commander: The Far Side of the World.

For the quarter ended December 31, 2004, the Filmed Entertainment segment reported Operating income of $406 million, an increase of $146 million, or 56%, from the corresponding period of fiscal 2004. Operating income before depreciation and amortization increased from $275 million for the quarter ended December 31, 2003 to $419 million. These improvements were due to the revenue increases noted above partially offset by increased home entertainment marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing result of Flight of the Phoenix.

Television Stations. For the three months ended December 31, 2004, the Television Stations segment’s revenues were consistent with the corresponding period of fiscal 2004. The advertising market improved over the corresponding period of fiscal 2004 due to heavy political spending related to the Presidential election. Overall, the Company’s O&Os estimated market share for the second quarter was 1.5% percentage points less than the corresponding period of fiscal 2004 due to disappointing ratings for FOX prime time and heavy political spending. Generally, an increase in local political spending contributes to a decrease in the O&O’s market share as the O&O’s proportional share of local political advertising has historically been lower than local stations affiliated with other major networks. For the three months ended December 31, 2004, the Television Stations segment generated Operating income of $278 million, which was $2 million higher than the corresponding period of fiscal 2004. This increase is primarily due to lower program amortization as a result of expired syndicated product that was partially offset by higher marketing costs for the November sweeps and higher news costs due to expansions of local news in several markets. Operating income before depreciation and amortization increased by $1 million to $290 million.

Television Broadcast Network. For the three months ended December 31, 2004, the Television Broadcast Network’s revenues decreased $2 million to $858 million from $860 million in the corresponding period of fiscal 2004. This decrease was primarily due to a 12% decrease in prime time ratings, partially offset by an increase in NFL revenue due to higher pricing for advertising units. Operating losses for the Television Broadcast Network segment increased $26 million to a loss of $159 million and Operating losses before depreciation and amortization increased $24 million to $152 million compared to the corresponding period of fiscal 2004. The increase in operating losses was driven by revenue decreases noted above and higher prime time programming costs due primarily to an increase in license fees for returning series and the cancellation of certain new shows which was partially offset by improved sports programming performance.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $70 million or approximately 12% from $565 million to $635 million for the three months ended December 31, 2004. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSNs’ revenues increased 22%, 16%, and 4%, respectively, from the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Dodgers, which was sold in February 2004.

At Fox News, advertising revenues increased 25% from the corresponding period of fiscal 2004 primarily due to an increase in advertising sales driven by higher national pricing. Affiliate revenue increased 15%, which can be attributed to an increase in subscribers from the corresponding period of fiscal 2004. As of December 31, 2004, Fox News reached approximately 87 million Nielsen households, a 2% increase over the corresponding period of fiscal 2004.

At FX, advertising revenues increased 19% over the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 13% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of December 31, 2004, FX reached approximately 85 million Nielsen households, a 3% increase over the corresponding period of fiscal 2004.

At the RSNs, affiliate revenues increased 7% over the corresponding period of fiscal 2004 primarily due to an increase in subscribers and higher average rates per subscriber. This improvement was partially offset by a 10% decrease in advertising revenues from the absence of National Hockey League (“NHL”) telecasts in the current period as a result of the lockout.

The Cable Network Programming segment reported Operating income of $227 million, an increase of $72 million from the corresponding period of fiscal 2004. These improvements were primarily driven by the revenue increases noted above as well as lower programming costs at the RSNs due to the NHL lockout. Partially offsetting these improvements were higher programming expenses for movies at FX, increased program expenses due to political coverage at Fox News and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia which were previously written off. Operating income before depreciation and amortization increased $67 million to $265 million from $198 million in the corresponding period of fiscal 2004.

Interest expense, net. Interest expense, net increased $55 million to $70 million for the three months ended December 31, 2004 from $15 million due to an increase in interest on the notes issued to News Corporation upon receipt of the DIRECTV investment in connection with the DIRECTV acquisition.

Equity losses of affiliates. Equity losses of affiliates of $29 million for the three months ended December 31, 2004 increased $27 million from losses of $2 million in the corresponding period of fiscal 2004. This increase was primarily due to losses from the inclusion of the Company’s share of the results of DIRECTV, which was acquired on December 22, 2003. These losses were partially offset by increased results at RPP.

The Company’s share of DIRECTV’s losses for the three months ended December 31, 2004 was $77 million and includes the amortization of certain finite-lived intangibles. These results reflect the Company’s allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain items that were recognized by DIRECTV as income and expense within its results.

The Company’s share of RPP income increased primarily due to lower programming costs resulting from higher charges in the corresponding period of fiscal 2004 for player and management changes at Madison Square Garden’s professional teams division and lower costs in the second quarter of fiscal 2005 due to the termination of its professional team rights at the Chicago RSN effective September 2004.

Other, net. For the three months ended December 31, 2004, Other, net included a gain of $39 million related to the sale of the Company’s investment in Rogers Sportsnet. For the three months ended December 31, 2003, there was an additional estimated loss of $7 million recognized on the sale of the Dodgers with the total loss on the sale estimated to be $16 million.

Provision for income tax on a stand-alone basis. The effective tax rate for the second quarter of fiscal 2005 is 37.5% as compared to the second quarter of fiscal 2004 effective tax rate of 38.0%. The difference between the statutory federal income tax rate and the effective tax rates, for both periods, is primarily the result of state income taxes.

Results of Operations—Six months ended December 31, 2004 versus Six months ended December 31, 2003

The following table sets forth the Company’s operating results, by segment, for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

	For the six months ended December 31,
	2004	2003	Change	% Change
	(in millions)
Revenues (1):
Filmed Entertainment	$3,263	$2,634	$629	24%
Television Stations	1,085	1,089	(4)	—
Television Broadcast Network	1,240	1,254	(14)	(1)%
Cable Network Programming	1,244	1,161	83	7%

Total revenues	$6,832	$6,138	$694	11%

Operating income (loss):
Filmed Entertainment	$700	$593	$107	18%
Television Stations	502	497	5	1%
Television Broadcast Network	(168)	(178)	10	6%
Cable Network Programming	393	257	136	53%

Total operating income	1,427	1,169	258	22%

Interest expense, net	(136)	(23)	(113)	* *
Equity (losses) earnings of affiliates	(126)	5	(131)	* *
Other, net	39	19	20	* *

Income before provision for income taxes and minority interest in subsidiaries	1,204	1,170	34	3%
Provision for income tax expense on a stand-alone basis	(448)	(436)	(12)	(3)%
Minority interest in subsidiaries	(5)	(3)	(2)	(67)%

Net income	$751	$731	$20	3%

Other data:
Operating income (losses) before depreciation and amortization (2):
Filmed Entertainment	$725	$620	$105	17%
Television Stations	526	526	—	—
Television Broadcast Network	(156)	(169)	13	8%
Cable Network Programming	471	341	130	38%

Total operating income before depreciation and amortization	$1,566	$1,318	$248	19%

**	not meaningful

FOOTNOTES:

(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the six months ended December 31,
	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$6,890	$6,201
Amortization of cable distribution investments	(58)	(63)

Revenues	$6,832	$6,138

(2)	Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment as well as the amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income (loss) before depreciation and amortization. Since Operating income (loss) before depreciation and amortization is a non-GAAP measure, it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of the financial performance prepared in accordance with GAAP and presented in the consolidated condensed financial statements included elsewhere in this filing. The following is a reconciliation of Operating income (loss) to Operating income (loss) before depreciation and amortization by segment:

	For the six months ended December 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$725	$(25)	$—	$700
Television Stations	526	(24)	—	502
Television Broadcast Network	(156)	(12)	—	(168)
Cable Network Programming	471	(20)	(58)	393

Total	$1,566	$(81)	$(58)	$1,427

	For the six months ended December 31, 2003
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$620	$(27)	$—	$593
Television Stations	526	(29)	—	497
Television Broadcast Network	(169)	(9)	—	(178)
Cable Network Programming	341	(21)	(63)	257

Total	$1,318	$(86)	$(63)	$1,169

Overview of Results of Operations. For the six months ended December 31, 2004, the Company’s revenues increased $694 million from $6,138 million for the six months ended December 31, 2003 to $6,832 million. This 11% increase was primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. Operating expenses increased approximately 9% for the six months ended December 31, 2004 due primarily to higher film amortization and increased marketing and manufacturing costs at the Filmed Entertainment segment. Selling, general and administrative expenses increased approximately 9% from the corresponding period of fiscal 2004 primarily due to employee costs in support of our growing businesses and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia which were previously written off. Depreciation and amortization expense decreased 6% from the corresponding period of fiscal 2004 primarily due to the sale of the Dodgers in February 2004. For the six months ended December 31, 2004, Operating income and Operating income before depreciation and amortization increased $258 million to $1,427 million and $248 million to $1,566 million, respectively, from the corresponding period of fiscal 2004. These increases were primarily due to improved results at the Cable Network Programming and Filmed Entertainment segments noted above, as well as the absence of losses due to the sale of the Dodgers in February 2004.

Equity losses of affiliates of $126 million for the six months ended December 31, 2004 declined $131 million from earnings of $5 million from the corresponding period of fiscal 2004. This decline was primarily due to losses from the inclusion of the Company’s share of the results of DIRECTV, which was acquired on December 22, 2003. These losses were partially offset by improved results at RPP.

Net income for the six months ended December 31, 2004 was $751 million ($0.77 per share), an improvement of $20 million from $731 million ($0.81 per share) from the corresponding period of fiscal 2004. This improvement was due to the increased operating results noted above, partially offset by increased interest expense and increased equity losses as compared to the corresponding period of fiscal 2004.

Filmed Entertainment. For the six months ended December 31, 2004, revenues at the Filmed Entertainment segment increased from $2,634 million to $3,263 million, or 24%. This increase was primarily due to higher worldwide home entertainment revenues from film and television titles and worldwide theatrical revenues. Higher home entertainment revenues for film titles reflect the strong worldwide performances of the successful theatrical releases of Day After Tomorrow, Garfield, Dodgeball and I, Robot, and improved performances from various library titles on DVD as compared to the corresponding period of fiscal 2004. In addition, the home entertainment release of the Star Wars Trilogy and the distribution of the Passion of the Christ also contributed to the increase in home entertainment revenues. Television titles contributing to this increase include 24 and The Simpsons. The Company’s DVD revenues rose approximately 47% for the six months ended December 31, 2004 over the corresponding period of fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. The theatrical revenue increase was driven by several strong theatrical releases, including I, Robot and Alien vs. Predator, as well as continued worldwide contributions from fiscal 2004 releases Dodgeball, Garfield and Day After Tomorrow. The corresponding period of fiscal 2004 included the theatrical releases League of Extraordinary Gentlemen, Cheaper by the Dozen, Master and Commander: The Far Side of the World and 28 Days Later. Offsetting these revenue increases were decreased domestic syndication revenues due to fewer television series being available in the syndicated/cable marketplace as compared to the corresponding period of fiscal 2004.

For the six months ended December 31, 2004, the Filmed Entertainment segment reported Operating income of $700 million as compared to $593 million in the corresponding period of fiscal 2004. Operating income before depreciation and amortization increased from $620 million to $725 million as compared to the corresponding period of fiscal 2004. These improvements were due to the revenue increases noted above, partially offset by increased marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing result of Flight of the Phoenix.

Television Stations. For the six months ended December 31, 2004, the Television Stations segment’s revenues decreased $4 million from the corresponding period of fiscal 2004 to $1,085 million. The advertising market improved over the corresponding period of fiscal 2004 due to heavy political spending and the Summer Olympics. Overall, the Company’s O&Os estimated market share for the six months ended December 31, 2004 was 1.7% percentage points less than the corresponding period of fiscal 2004 due to the telecast of the Summer Olympics on a different network, disappointing ratings for Fox prime time and heavy political spending. Generally, an increase in local political spending contributes to a decrease in the O&O’s market share as the O&O’s proportional share of local political advertising has historically been lower than local stations affiliated with other major networks. For the six months ended December 31, 2004, the Television Stations segment generated Operating income of $502 million, which was $5 million, or 1%

higher than the corresponding period of fiscal 2004. This increase is due to lower program amortization as a result of expired syndicated product. The expense savings were partially offset by higher news costs due to expansion of local news in several markets and higher marketing costs due to the launch of new fall programs and the November sweeps. Operating income before depreciation and amortization was consistent with the corresponding period of fiscal 2004.

Television Broadcast Network. For the six months ended December 31, 2004, Television Broadcast Network segments’ revenues decreased $14 million to $1,240 million from $1,254 million from the corresponding period of fiscal 2004. This decrease was primarily due to a 12% decrease in prime time ratings and the absence of the Emmy Awards in fiscal 2005 which was telecast on FOX in the corresponding period of fiscal 2004. These decreases were partially offset by a higher number of advertising units sold during prime time and higher pricing for the advertising units and an increase in NFL revenue due to higher pricing for advertising units. Operating losses for the Television Broadcast Network segment improved $10 million to $168 million and Operating losses before depreciation and amortization improved $13 million to $156 million compared to the corresponding period of fiscal 2004. This increase was driven by improved sports programming performance and lower advertising costs offset by the non-recurrence of the Emmy Awards which was broadcast in fiscal 2004.

Cable Network Programming. Total revenues for the Cable Network Programming segment increased by $83 million or 7% from $1,161 million to $1,244 million for the six months ended December 31, 2004. Fox News’, FX’s and the RSNs’ revenues increased 21%, 17% and 7%, respectively, over the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Dodgers, which was sold in February 2004.

At Fox News, advertising revenues increased 26% from the corresponding period of fiscal 2004 due to increased advertising sales, which was driven primarily by increased national pricing. Affiliate revenue increased by 14%, which was attributed to an increase in subscribers from the corresponding period of fiscal 2004. As of December 31, 2004, Fox News reached approximately 87 million Nielsen households, a 2% increase over fiscal 2004.

At FX, advertising revenues increased 22% from the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 12% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of December 31, 2004, FX reached approximately 85 million Nielsen households, a 3% increase over the corresponding period of fiscal 2004.

At the RSNs, affiliate revenues increased 11% over the corresponding period of fiscal 2004 primarily from an increase in subscribers and higher average rates per subscriber. This improvement was partially offset by a 5% decrease in advertising revenues from the absence of NHL telecasts in the current period as a result of the lockout.

The Cable Network Programming segment reported Operating income of $393 million, an increase of $136 million from the corresponding period of fiscal 2004. This improvement was primarily driven by the revenue increases noted above as well as the absence of losses due to the sale of the Dodgers, lower programming costs at the RSNs primarily due to the NHL lockout and lower programming costs at FX due in part to costs associated with the fiscal 2004 cancellation of Lucky and The Orlando Jones Show. Partially offsetting these improvements were increased programming costs for political coverage at Fox News and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia which were previously written off. Operating income before depreciation and amortization increased $130 million to $471 million from $341 million in the corresponding period of fiscal 2004.

Interest expense, net. Interest expense, net increased $113 million for the six months ended December 31, 2004 from $23 million to $136 million due to an increase in interest on the notes issued to News Corporation upon receipt of the DIRECTV investment in connection with the DIRECTV acquisition.

Equity earnings (losses) of affiliates. Equity losses of affiliates of $126 million for the six months ended December 31, 2004 declined $131 million from earnings of $5 million from the corresponding period of the fiscal 2004. This decline was primarily due to losses from the inclusion of the Company’s share of the results of DIRECTV, which was acquired on December 22, 2003. These losses were partially offset by increased earnings at RPP.

The Company’s share of DIRECTV’s losses for the six months ended December 31, 2004 was $176 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles. These results reflect the Company’s allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain items that were recognized by DIRECTV as income and expense within its results.

The Company’s share of the RPP income increased primarily due to lower programming costs resulting from higher charges in the corresponding period of fiscal 2004 for player and management changes at Madison Square Garden’s professional teams division and lower costs during the six months ended December 31, 2004 due to the termination of its professional team rights at the Chicago RSN effective September 2004.

Other, net. Other, net was a gain of $39 million for the six months ended December 31, 2004 due to the sale of the Company’s investment in Rogers Sportsnet. There was a gain of $19 million for the six months ended December 31, 2003 due to a gain of $9 million on the sale of the Company’s interests in the SportsChannels as well as a gain of $26 million related to the settlement of the Company’s insurance claim primarily for its broadcast tower at the World Trade Center in New York, New York. These gains were partially offset by an estimated loss of $16 million on the sale of the Dodgers.

Provision for income tax on a stand-alone basis. The effective tax rate for the six months ended December 31, 2004 is 37.2% as compared to 37.3% for the corresponding period of fiscal 2004. The difference between the statutory federal income tax rate and the effective income tax rates, for both periods, is primarily the result of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At December 31, 2004, the Company had $4,724 million and $153 million of amounts due to affiliates of News Corporation and borrowings from the Company’s film production financing facility, respectively, as well as $161 million of cash and cash equivalents and $18.8 billion of shareholders’ equity.

The Company’s principal sources of cash are internally generated funds and borrowings from News Corporation and its subsidiaries. As of December 31, 2004, News Corporation had consolidated cash and cash equivalents of approximately $5.0 billion, excluding the cash of the Company, and a revolving credit facility of $1.75 billion. We believe that cash from operations and the funds available from News Corporation will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment programming and sporting events, operational expenditures, interest and income tax payments.

Sources and Uses of Cash

Net cash provided by (used in) operating activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Net cash provided by (used in) operating activities	$172	$(80)

The increase in net cash provided by operating activities reflects higher cash collections primarily from the increased sale of home entertainment product and increased cash receipts from fiscal 2004 theatrical releases, including Day After Tomorrow, Dodgeball and Garfield, at the Filmed Entertainment segment during the six months ended December 31, 2004. This increase was offset by higher sports rights payments, higher film participation payments, higher interest payments, higher tax payments and higher pension contributions. The higher sports rights payments reflect contractually scheduled increases on the Company’s national sports contracts as well as the renewal of several sports teams’ local rights agreements. Increased interest payments are directly attributed to the notes issued in December 2003 for the acquisition of DIRECTV. Amounts paid in accordance with the tax sharing agreement between the Company and News Corporation were $292 million and $277 million during the six months ended December 31, 2004 and 2003, respectively. The Company made pension contributions of approximately $49 million during the six months ended December 31, 2004 as compared to $25 million in the corresponding period of fiscal 2004.

Net cash used in investing activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Cash flows used in investing activities:
Acquisitions, net of cash acquired	$(23)	$(5)
Investments in and acquisition of interests in equity affiliates	(33)	(73)
Other investments	(26)	(30)
Purchases of property and equipment, net of acquisitions	(62)	(50)
Expenses related to sale of business	(12)	—
Proceeds from sale of investments in equity affiliates	43	—
Disposals of property and equipment	2	—

Net cash used in investing activities	$(111)	$(158)

Acquisitions, net of cash acquired represents the acquisition of an international cable channel during the six months ended December 31, 2004. There were no significant acquisitions during the corresponding period of fiscal 2004. During the six months ended December 31, 2004, the Company made payments for cable distribution investments and funded its investments in Regency Television and National Sports Partners. Proceeds from the sale of investments include proceeds from the sale of the Company’s investment in Rogers Sportsnet and the sale of an international joint venture. Expenses related to sale of business are contractual payments made in connection with the sale of the Dodgers. There were no significant asset sales in the corresponding period of fiscal 2004.

Net cash (used in) provided by financing activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Cash flows (used in) provided by financing activities:
Borrowings	$—	$338
Repayment of borrowings	(507)	(276)
Advances from affiliates of News Corporation, net	488	170
Other	(3)	(25)

Net cash (used in) provided by financing activities	$(22)	$207

Repayment of borrowings includes principal repayments made for the New Millennium II financing for the production of films. (See Note 5 – Borrowings to the unaudited consolidated financial statements)

Commitments

In November 2004, the Company entered into a six-year follow-on contract with the National Football League commencing with the 2006 season, increasing the Company’s commitments with respect to sports programming rights by approximately $4.3 billion.

In November 2004, the Company entered into an agreement with the Bowl Championship Series from fiscal 2007 through fiscal 2010, increasing the Company’s commitments with respect to sports programming rights by approximately $330 million.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In fiscal 2005, one arrangement is exercisable, which would not have a material impact on the Company’s financial statements. In fiscal 2006, the 40% equity interest in RPP, which is owned by the Company’s majority owned subsidiary, can be purchased by a subsidiary of Cablevision Systems Corporation (“Cablevision”) and Cablevision can, independently, put to the Company’s majority owned subsidiary their equity interest in both National Sports Partners and National Advertising Partners in accordance with the terms of the respective partnership agreement. If Cablevision does not elect to purchase the Company’s equity interest in RPP, the Company can put to Cablevision its equity interest.

Debt Instruments, Guarantees and Related covenants

Intercompany Financing - The Company is funded primarily by cash generated from operations and by loans from other affiliates of News Corporation. Interest on outstanding intercompany balances has been charged at commercial market rates not to exceed News Corporation’s average cost of borrowing as set forth in the Master Intercompany Agreement between the Company and News Corporation. For the three months ended December 31, 2004, the weighted average intercompany interest rate was 8%. The Company anticipates that operating cash flows and borrowings from News Corporation will be sufficient to meet its working capital requirements. In addition to the agreed upon intercompany interest rate and in connection with the DIRECTV acquisition, the Company issued two promissory notes to News Corporation totaling $4.5 billion. One promissory note is in the amount of $2 billion and bears interest at a rate of LIBOR plus 1% per annum. The other promissory note is in the amount of $2.5 billion and bears interest at 8% per annum.

Film Production Financing – Considering the competitive environment and costs associated with film production, film studios, including the Company, constantly evaluate the risks and rewards of film production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. Historically, the Company has funded its film production by borrowing under a commercial paper facility (the “Facility”) but is presently funding film production through operating cash flows or through borrowings from News Corporation. In May 2004, the Company ended the transfer term under the New Millennium II Agreement and will no longer draw any borrowings under the Facility. In accordance with the terms of the termination, the Company will repay the $153 million currently outstanding.

Ratings of News Corporation Public Debt

The table below summarizes News Corporation’s credit ratings as of December 31, 2004.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
S&P	BBB-	Positive

Guarantees

The Company, News Corporation and certain of News Corporation’s other subsidiaries are guarantors of various debt obligations of News Corporation and certain of its subsidiaries. The principal amount of indebtedness outstanding under such debt instruments as of December 31, and June 30, 2004 was approximately $11 billion and $10 billion, respectively. The debt instruments limit the ability of guarantors, including the Company, to subject their properties to liens, and certain of the debt instruments impose limitations on the ability of News Corporation and certain of its subsidiaries, including the Company, to incur indebtedness in certain circumstances. Such debt instruments mature at various times between 2005 and 2096, with a weighted average maturity of 20 years.

In August 2004, the Company, along with News Corporation and certain of News Corporation’s other subsidiaries, issued a guarantee for the obligations of Sky Brasil, an equity affiliate of News Corporation, under a $210 million three-year credit agreement with JPMorgan Chase Bank and Citibank NA. In October 2004, News Corporation and DIRECTV announced a series of transactions that will result in the reorganization of the companies’ direct-to-home satellite television platforms in Latin America. As a part of these transactions, DIRECTV will acquire News Corporation’s interests in Sky Brasil, the completion of which is subject to regulatory approval, and will assume all of News Corporation’s obligations thereof, including those under the credit agreement guaranteed by the Company at closing. The completion of certain of these transactions is subject to regulatory approvals and other conditions. Given the strong financial position of the other guarantors, the Company believes it is highly unlikely it will be required to perform any of the obligations under the guarantee.

In the case of any event of default under such debt obligations, the Company will be directly liable to the creditors or debtholders. News Corporation has agreed to indemnify the Company from and against any obligations it may incur by reason of its guarantees of such debt obligations. As of December 31, 2004, News Corporation was in compliance with all of its debt covenants and had satisfied all financial ratios and tests and expects to remain in compliance and satisfy all such ratios and tests.

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

Foreign Exchange Rate Risk

The Company uses foreign exchange forward contracts and options principally to hedge the costs of producing films abroad. The Company hedges its anticipated foreign currency exposures related to filmed entertainment production costs over the life of the production (the “hedging period”). To hedge this exposure the Company uses foreign exchange contracts that generally have maturities of 1 week to 9 months providing continuing coverage throughout the hedging period. The Company designates forward contracts and options used to hedge future production costs as cash flow hedges. At December 31, 2004, the Company had no foreign exchange forward contracts outstanding.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Following the end of the period covered by the report, on January 10, 2005, the Company received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the Company’s board of directors have breached fiduciary duties owed to the public stockholders of the Company, including as a result of News Corporation offering to acquire shares of the Company’s Class A common stock at an unfair price and at a time that disadvantages the Company’s stockholders. The complaints generally seek, declaratory and injunctive relief and damages in an unspecified amount. The Company believes that these claims are without merit and intends to vigorously contest the allegations.

The Company is currently aware of seventeen purported class action complaints that have been filed in the Court of Chancery of the State of Delaware challenging the Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. The Company is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, News Corporation has filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate.

All of the complaints generally allege, among other things, that News Corporation and the members of the Company’s board of directors purportedly breached fiduciary duties owed to the public stockholders of the Company in connection with the Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having the Company appoint directors who are neither independent nor disinterested to a special committee created to consider the Offer; and (4) failing to adequately disclose information material to the Offer, including disclosure with respect to the Company’s 2005 budget.

As for relief, the plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. The Company believes that these claims are without merit and intends to vigorously contest these allegations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2004, the Company held its annual meeting of stockholders. At this meeting, the Board of Directors was elected and the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ended June 30, 2005 was ratified. Votes for the election of directors of the Company were as follows: for K. Rupert Murdoch, 5,813,628,165 votes for and 64,677,452 votes against; for Peter Chernin, 5,814,584,798 votes for and 63,720,819 votes against; for Lachlan K. Murdoch, 5,813,628,165 votes for and 64,677,452 votes against; for David F. DeVoe, 5,815,989,932 votes for and

62,315,685 votes against; for Arthur M. Siskind, 5,817,387,577 votes for and 60,918,040 votes against; for Christos M. Cotsakos, 5,869,788,015 votes for and 8,517,602 votes against; and for Peter J. Powers, 5,871,039,260 votes for and 7,266,357 votes against. There were 5,875,743,372 votes in favor of the appointment of Ernst & Young LLP as the independent public accountants of the Company with 2,549,900 votes against, and 12,345 abstentions.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Director Compensation Summary Sheet *

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed by the Company during the Company’s second fiscal quarter:

(i)	Current Report on Form 8-K of the registrant furnished November 3, 2004 relating to the earnings announcement by Fox Entertainment Group, Inc. of its financial results for the period ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2005	FOX ENTERTAINMENT GROUP, INC.

	By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer