Form 10-K/A
period 2004-06-30
FOX ENTERTAINMENT GROUP INC
filed 2005-03-04
CIK 1068002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the Class A common stock and the Class B common stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $5,464,248,000 (based on the closing price on such date as reported on the New York Stock Exchange—Composite Transactions).

As of March 2, 2004, 426,959,080 shares of Class A Common Stock, par value $.01 per share, and 547,500,000 shares of Class B Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fox Entertainment Group, Inc.’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2004 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Form 10-K/A hereby amends Part II Item 8 of Fox Entertainment Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed on September 10, 2004. This amendment includes only the Annual Financial Statements for The DIRECTV Group, Inc., for the fiscal year ended December 31, 2004. No other changes are being made by means of this filing.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOX ENTERTAINMENT GROUP, INC.
Report of Independent Registered Public Accounting Firm	*
Consolidated Balance Sheets as of June 30, 2004 and 2003	*
Consolidated Statements of Operations for the years ended June 30, 2004, 2003, and 2002	*
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003, and 2002	*
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income for the years ended June 30, 2004, 2003, and 2002	*
Notes to the Consolidated Financial Statements	*

THE DIRECTV GROUP, INC.
Report of Independent Registered Public Accounting Firm	4
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	5
Consolidated Balance Sheets as of December 31, 2004 and 2003	6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	7
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	8
Notes to the Consolidated Financial Statements	9
Supplementary Data	53
Schedule I—Condensed Financial Information of the Registrant	54
Schedule II—Valuation and Qualifying Accounts	57

* previously filed

THE DIRECTV GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included Financial Statement Schedule I and II. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2002, The DIRECTV Group, Inc. changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2003, The DIRECTV Group, Inc. adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” and effective January 1, 2004, The DIRECTV Group, Inc. changed its method of accounting for subscriber acquisition, upgrade and retention costs.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2005

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$11,360.0	$9,372.2	$8,185.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Broadcast programming and other costs of sale	4,996.5	4,510.5	4,214.3
Subscriber service expenses	779.9	656.5	643.7
Subscriber acquisition costs:
Third party customer acquisitions	2,009.8	1,439.6	1,385.7
Direct customer acquisitions	694.0	395.4	189.8
Upgrade and retention costs	1,002.4	412.0	277.5
Broadcast operations expenses	196.7	197.3	131.3
General and administrative expenses	1,268.9	1,143.5	1,076.0
Asset impairment charges	1,693.2	—	—
Depreciation and amortization	838.0	754.9	676.7

Total Operating Costs and Expenses	13,479.4	9,509.7	8,595.0

Operating Loss	(2,119.4)	(137.5)	(409.6)
Interest income	50.6	28.4	17.5
Interest expense	(131.9)	(156.3)	(188.6)
Reorganization (expense) income	43.0	(212.3)	—
Other, net	397.6	—	425.5

Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes	(1,760.1)	(477.7)	(155.2)
Income tax benefit	690.6	104.3	42.2
Minority interests in net (earnings) losses of subsidiaries	13.1	(1.9)	(1.9)

Loss from continuing operations before cumulative effect of accounting changes	(1,056.4)	(375.3)	(114.9)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)

Loss before cumulative effect of accounting changes	(1,638.7)	(297.2)	(212.5)
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)

Net Loss	(1,949.2)	(361.8)	(893.8)
Preferred stock dividends	—	—	(46.9)

Net Loss Attributable to Common Stockholders	$(1,949.2)	$(361.8)	$(940.7)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations before cumulative effect of accounting changes	$(0.77)	$(0.27)	$(0.12)
Income (loss) from discontinued operations, net of taxes	(0.42)	0.06	(0.07)
Cumulative effect of accounting changes, net of taxes	(0.22)	(0.05)	(0.51)

Net Loss	$(1.41)	$(0.26)	$(0.70)

Weighted average number of common shares outstanding (in millions)-Basic and Diluted	1,384.8	1,382.5	1,343.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in Millions, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$2,830.0	$1,779.5
Accounts and notes receivable, net of allowances of $121.7 and $112.7	918.6	896.3
Inventories, net	124.4	270.3
Prepaid expenses and other	377.0	1,087.9
Assets of businesses held for sale	521.1	6,381.6

Total Current Assets	4,771.1	10,415.6
Satellites, net	1,560.4	2,408.2
Property, net	1,135.1	1,791.6
Goodwill, net	3,044.1	3,034.1
Intangible Assets, net	2,227.1	568.5
Investments and Other Assets	1,586.6	819.4

Total Assets	$14,324.4	$19,037.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,290.9	$1,425.7
Unearned subscriber revenues and deferred credits	261.5	170.3
Short-term borrowings and current portion of long-term debt	19.8	226.2
Accrued liabilities and other	881.7	937.5
Liabilities of businesses held for sale	240.6	3,139.6

Total Current Liabilities	2,694.5	5,899.3
Long-Term Debt	2,409.5	2,434.8
Other Liabilities and Deferred Credits	1,665.4	832.8
Deferred Income Taxes	—	216.6
Commitments and Contingencies
Minority Interests	47.9	22.8
Stockholders’ Equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,385,814,459 shares and 1,383,649,451 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	10,869.9	10,817.5
Retained earnings (deficit)	(3,338.1)	(1,388.9)

Subtotal Stockholders’ Equity	7,531.8	9,428.6

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	(41.4)	(48.8)
Accumulated unrealized gains on securities and derivatives	22.0	271.4
Accumulated foreign currency translation adjustments	(5.3)	(20.1)

Total Accumulated Other Comprehensive Income (Loss)	(24.7)	202.5

Total Stockholders’ Equity	7,507.1	9,631.1

Total Liabilities and Stockholders’ Equity	$14,324.4	$19,037.4

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock and Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2002	200	$9,561.2	$1,498.4	$(86.4)	$98.7	$11,071.9
Net Loss				(893.8)		(893.8)	$(893.8)
Preferred stock			1.6	(1.6)
Preferred stock dividends				(45.3)		(45.3)
Stock options exercised		7.7				7.7
Cancellation of Series A Preferred Stock		1,500.0	(1,500.0)
Issuance of Series B Convertible Preferred Stock		(914.1)	914.1
Other		(3.0)				(3.0)
Minimum pension liability adjustment					(15.0)	(15.0)	(15.0)
Foreign currency translation adjustments:
Unrealized gains					1.6	1.6	1.6
Less: reclassification adjustment for net losses recognized during the period					48.9	48.9	48.9
Unrealized losses on securities and derivatives:
Unrealized holding losses					(96.8)	(96.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period					(99.1)	(99.1)	(99.1)

Comprehensive loss							$(1,054.2)

Balance at December 31, 2002	200	10,151.8	914.1	(1,027.1)	(61.7)	9,977.1
Net Loss				(361.8)		(361.8)	$(361.8)
Conversion of Series B Convertible Preferred Stock into Class B common stock and common stock split	1,481,891,553	914.1	(914.1)
Adjustment to GM stock holdings in connection with the News Corporation transactions	(98,301,304)
Special cash dividend paid to General Motors		(275.0)				(275.0)
Tax benefit to General Motors		(25.1)				(25.1)
Stock options exercised	59,002	17.7				17.7
Other		34.0				34.0
Minimum pension liability adjustment					(16.5)	(16.5)	(16.5)
Foreign currency translation adjustments					6.0	6.0	6.0
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains					275.3	275.3	275.3
Less: reclassification adjustment for net gains recognized during the period					(0.6)	(0.6)	(0.6)

Comprehensive loss							$(97.6)

Balance at December 31, 2003	1,383,649,451	10,817.5	—	(1,388.9)	202.5	9,631.1
Net Loss				(1,949.2)		(1,949.2)	$(1,949.2)
Stock options exercised	2,139,782	23.0				23.0
Stock-based compensation expense		57.1				57.1
DIRECTV Latin America reorganization		(31.5)				(31.5)
Other	25,226	3.8				3.8
Minimum pension liability adjustment					7.4	7.4	7.4
Foreign currency translation adjustments					14.8	14.8	14.8
Unrealized losses on securities and derivatives:
Unrealized holding losses					(5.6)	(5.6)	(5.6)
Less: reclassification adjustment for net gains recognized during the period					(243.8)	(243.8)	(243.8)

Comprehensive loss							$(2,176.4)

Balance at December 31, 2004	1,385,814,459	$10,869.9	$—	$(3,338.1)	$(24.7)	$7,507.1

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Cash Flows from Operating Activities
Loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Adjustments to reconcile loss from continuing operations before cumulative effect of accounting changes to net cash provided by operating activities:
Depreciation and amortization	838.0	754.9	676.7
Asset impairment charges	1,693.2	—	—
Equity losses from unconsolidated affiliates	0.2	81.5	70.1
Net gain from sale of investments	(396.5)	(7.5)	(84.1)
Net unrealized (gain) loss on investments	—	(79.4)	180.6
Stock-based compensation expense	57.1	10.5	—
Net gain on exit of DIRECTV Japan business	—	—	(41.1)
Loss on disposal of assets	24.9	10.4	49.3
Deferred income taxes and other	(850.5)	(61.1)	155.3
Accounts receivable credited against Pegasus purchase price	(220.2)	—	—
Change in other operating assets and liabilities
Accounts and notes receivable	18.8	(103.4)	(63.2)
Inventories	23.2	(40.4)	120.8
Prepaid expenses and other	(20.8)	(14.4)	240.2
Accounts payable	(46.7)	339.7	(156.4)
Accrued liabilities	(101.7)	203.4	38.4
Other	266.0	68.3	(359.8)

Net Cash Provided by Operating Activities	228.6	787.2	711.9

Cash Flows from Investing Activities
Proceeds from sale of businesses	2,918.4	—	—
Proceeds from sale of investments	510.5	29.8	322.4
Cash paid for acquired assets	(997.3)	—	—
Investment in companies, net of cash acquired	(388.5)	(11.8)	(27.0)
Payment received on note receivable from PanAmSat	—	—	1,725.0
Net sale (purchase) of short-term investments	7.6	(43.5)	—
Expenditures for property	(476.4)	(410.6)	(497.8)
Expenditures for satellites	(546.7)	(336.8)	(456.7)
Other	5.5	33.0	0.3

Net Cash Provided by (Used in) Investing Activities	1,033.1	(739.9)	1,066.2

Cash Flows from Financing Activities
Net decrease in notes and loans payable	(6.2)	(515.3)	(1,100.8)
Long-term debt borrowings	1.2	2,627.3	1.1
Repayment of long-term debt	(214.8)	(18.8)	(183.3)
Debt issuance costs	(2.4)	(68.8)	(44.1)
Stock options exercised	23.0	17.7	5.1
Repayment of obligations under capital lease	(12.0)	—	—
Special cash dividend paid to General Motors	—	(275.0)	—
Preferred stock dividends paid to General Motors	—	—	(68.7)
Payment of Raytheon settlement	—	—	(134.2)

Net Cash Provided by (Used in) Financing Activities	(211.2)	1,767.1	(1,524.9)

Net cash provided by continuing operations	1,050.5	1,814.4	253.2
Net cash used in discontinued operations	—	(429.5)	(155.0)

Net increase in cash and cash equivalents	1,050.5	1,384.9	98.2
Cash and cash equivalents at beginning of the year	1,779.5	394.6	296.4

Cash and cash equivalents at end of the year	$2,830.0	$1,779.5	$394.6

Supplemental Cash Flow Information
Cash paid for interest	$137.4	$174.1	$166.2
Cash (paid) received for income taxes	(49.2)	29.2	356.6

Reference should be made to the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

We are a leading provider of digital television entertainment in the United States and Latin America. On March 16, 2004, we changed our corporate name from Hughes Electronics Corporation to The DIRECTV Group, Inc. Effective on March 17, 2004, our ticker symbol on the New York Stock Exchange was changed from “HS” to “DTV.” Our name was changed to better reflect our commitment to building our business around the DIRECTV businesses and had no impact on our common stock or the rights of stockholders.

Our principal operations are carried out through the following three segments:

DIRECTV U.S. Segment

The DIRECTV Holdings LLC and subsidiaries, or DIRECTV U.S., segment consists of the DIRECTV digital multi-channel entertainment business located in the United States. DIRECTV U.S. launched its direct-to-home, or DTH, service in 1994 and is the largest provider of DTH digital television services and the second largest multi-channel video programming distribution, or MVPD, provider in the United States.

DIRECTV Latin America Segment

DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America, which includes South America, Central America, Mexico and the Caribbean. DTVLA provides a wide selection of high-quality, local and international programming under the DIRECTV brand. When we refer to DTVLA, we refer to a group of companies that combine to provide the DIRECTV service throughout Latin America. The most significant DTVLA companies include DIRECTV Latin America, LLC, or DLA LLC, which we own approximately 85.9% of as of December 31, 2004, as well as the consolidated local operating companies, or LOCs, selling the DIRECTV service to subscribers in Latin America. On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to address its financial and operational challenges. In February 2004, DLA LLC announced the confirmation of its Plan of Reorganization by the U.S. Bankruptcy Court and its emergence from Chapter 11. On October 8, 2004, we entered into a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo Comunicacoes e Participacoes S.A., or Globo, and Liberty Media International, Inc., or Liberty, which we refer to as the Sky Transactions. The Sky Transactions are designed to consolidate our DTH platforms with those of Sky Latin America in each of the major territories served in that region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions. See Notes 3 and 18 for more information related to these events.

Network Systems Segment

Hughes Network Systems, Inc., or HNS, constitutes our Network Systems segment. HNS is a leader in the market for satellite-based private business networks (commonly known as VSATs) and consumer broadband Internet access, both marketed under the DIRECWAY® brand. In 2004, we completed the sale of HNS’ set-top receiver manufacturing operations to Thomson Inc., or Thomson, and the sale of HNS’ 55% ownership interest in Hughes Software Systems Limited, or HSS, to Flextronics Sales & Marketing (L-A) Ltd., or Flextronics. Also in December 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS. See Note 3 for more information related to these transactions.

Discontinued Operations

During 2004, we completed the sale of our approximately 80.4% interest in PanAmSat Corporation, or PanAmSat. We announced, in December of 2002, that DIRECTV Broadband, Inc., or DIRECTV Broadband,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

would close its high-speed Internet service business. Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of PanAmSat, which formerly comprised the Satellite Services segment, HSS, which was a component of the Network Systems segment, and DIRECTV Broadband have been excluded from our results from continuing operations for all periods presented herein. Consequently, the financial results of PanAmSat, HSS and DIRECTV Broadband are presented in our Consolidated Statements of Operations in a single line item entitled “Income (loss) from discontinued operations, net of taxes.” The related assets and liabilities of PanAmSat and HSS are presented in the Consolidated Balance Sheets in line items entitled “Assets of businesses held for sale” and “Liabilities of businesses held for sale” as of December 31, 2003. “Assets of businesses held for sale” and “Liabilities of businesses held for sale” in the Consolidated Balance Sheets as of December 31, 2004 include substantially all of the remaining assets and liabilities of HNS.

News Corporation Transactions

On December 22, 2003, we, General Motors Corporation, or GM, and News Corporation completed a series of transactions that resulted in the split-off of the Company from GM and the simultaneous sale of GM’s 19.8% interest in us to News Corporation. GM received approximately $3.1 billion in cash and 28.6 million News Corporation Preferred American Depository Shares, or ADSs, in these transactions. GM split-off the Company by distributing the Company’s common stock to the holders of the GM Class H common stock in exchange for their GM Class H common shares on a one-for-one basis. Immediately after the split-off, News Corporation acquired an additional 14.2% of our outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of our outstanding common stock. GM Class H common stockholders received about 0.8232 shares of our common stock and about 0.09207 News Corporation Preferred ADSs for each share of GM Class H common stock held immediately prior to the closing of the transactions. In addition, we paid to GM a special cash dividend of $275 million in connection with the transactions. Upon completing these transactions, News Corporation transferred its 34% interest in us to its 82% owned subsidiary, Fox Entertainment Group, Inc.

For us, the transactions represented an exchange of equity interests by investors. As such, we continue to account for our assets and liabilities at historical cost and did not apply purchase accounting. We recorded the $275 million special cash dividend payment to GM as a reduction to additional paid-in capital. We also recorded a $25.1 million decrease to additional paid-in capital representing the difference between our consolidated tax receivable from GM as determined on a separate return basis and the receivable determined pursuant to the amended income tax allocation agreement between GM and us. See Note 10 for additional discussion regarding the amended income tax allocation agreement.

Upon completion of the transactions in 2003, we expensed related costs of about $132 million that primarily included investment advisor fees of about $49 million, retention benefits of about $65 million and severance benefits of about $15 million. In addition, certain of our employees earned about $36 million in additional retention benefits during 2004 subsequent to the completion of the News Corporation transactions. See Note 16 for more information about retention benefits.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are presented on a consolidated basis and include our accounts and those of our domestic and foreign subsidiaries that we own more than 50% or otherwise control after elimination of intercompany accounts and transactions. We allocate earnings and losses to minority interests only to the extent of a minority investor’s investment in a subsidiary.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Use of Estimates in the Preparation of the Consolidated Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

Beginning in the fourth quarter of 2004, we report payments in transit drawn on bank accounts at financial institutions where we have no cash on deposit in “Accounts payable” instead of our previous practice of deducting these payments in transit from “Cash and cash equivalents.” Payments in transit were $25.3 million at December 31, 2004 and $59.4 million at December 31, 2003.

Beginning in the third quarter of 2004, we changed the categories of operating costs and expenses included in the Consolidated Statements of Operations to a presentation that adds clarity and ease of understanding of the results of operations of our DTH businesses. Also, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries.

We reclassified prior period information in the consolidated financial statements to conform to the current period presentation.

Revenue Recognition

We generally recognize sales as services are rendered or products are shipped. We recognize DTH subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, DIRECTV- The Guide, warranty services and equipment rental as revenue, monthly as earned. We recognize advertising revenue when the related services are performed. We record programming payments received from subscribers in advance of the broadcast as deferred revenues until earned.

We derive a small percentage of revenues from long-term contracts for the sale of wireless communications systems. We recognize sales under long-term contracts primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, we record sales equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits we expect to be realized on long-term contracts are based on estimates of total sales value and costs at completion. We review and revise these estimates periodically throughout the lives of the contracts, and record adjustments to profits resulting from such revisions in the accounting period in which we make the revisions. We record estimated losses on contracts in the period in which they are identified.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Broadcast Programming and Other Costs of Sale

We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually. If we determine that the minimum guarantee on an individual contract exceeds the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately.

We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of programming costs on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third-party valuations. We also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc., or USSB, as a reduction of programming costs. We determined the provision based upon an independent third-party appraisal and recorded the provision at its net present value, with interest expense recognized over the remaining term of the contract. We record the current and long-term portions of these deferred credits in the Consolidated Balance Sheets in “Unearned subscriber revenues and deferred credits” and “Other Liabilities and Deferred Credits” and amortize these deferred credits using the interest method over the related contract terms.

Subscriber Acquisition Costs

Subscriber acquisition costs, or SAC, in the Consolidated Statements of Operations consist of costs incurred to acquire new DIRECTV subscribers through third parties and our direct customer acquisition program.

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition costs to expense all subscriber acquisition costs as incurred as subscribers activate the DIRECTV service. Previously, we deferred a portion of subscriber acquisition costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the Consolidated Balance Sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Third party customer acquisition costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to third party acquisition costs.

Direct customer acquisition costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Upgrade and Retention Costs

Upgrade and retention costs in the Consolidated Statements of Operations consist primarily of costs for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers.

Effective January 1, 2004, we changed our method of accounting for upgrade and retention costs to expense the cost of installation and hardware under our loyalty programs. Previously, we deferred a portion of upgrade and retention costs equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the Consolidated Balance Sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

We state inventories at the lower of cost or market principally using the average cost method.

The following table sets forth the amounts we recorded for inventories, net, at December 31:

	2004	2003
	(Dollars in Millions)
Finished goods	$124.6	$158.3
Productive material and supplies	—	64.2
Work in process	—	81.1

Total	124.6	303.6
Less provision for excess or obsolete inventory	0.2	33.3

Inventories, net	$124.4	$270.3

Property, Satellites and Depreciation

We carry property and satellites at cost. Satellite costs include construction costs, launch costs, launch insurance, incentive obligations, direct development costs and capitalized interest. Capitalized satellite costs represent satellites under construction and the cost of successful satellite launches. Capitalized customer leased set-top receiver costs include the cost of hardware and installation. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

Intangible assets with indefinite lives consist of Federal Communications Commission, or FCC, licenses for DTH broadcasting frequencies, or Orbital Slots. We do not amortize goodwill and Orbital Slots, but rather they

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

are subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 2 to 12 years.

Step one of the annual two-part goodwill impairment test requires a comparison of the fair value of each reporting unit with its respective carrying value, including goodwill. If the reporting unit carrying value exceeds the fair value, step two of the impairment test is performed to measure the amount of the impairment loss, if any. Step two requires the comparison of the implied value of the reporting unit goodwill with the carrying amount of that goodwill. The implied value of goodwill is equal to the excess of the fair value of the reporting unit determined in step one over the fair value of its net tangible and intangible assets. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, we will recognize an impairment loss in an amount equal to that excess. For Orbital Slots, we complete the annual impairment test by comparing the fair value of Orbital Slots to their carrying values. If the carrying value of the Orbital Slots exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

We perform our annual impairment test for goodwill and Orbital Slots during the fourth quarter of each year, using the present value of expected future cash flows and other techniques for determining fair value. Changes in estimates of future cash flows or changes in market values could result in a write-down of the asset in a future period. If an impairment loss results from the annual impairment test, we will record the loss as a pre-tax charge to operating income.

Valuation of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events or circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair values for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Foreign Currency

Some of our foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), or OCI, a separate component of stockholders’ equity. We also record translation adjustments for foreign currency denominated equity investments as part of OCI.

We also have foreign operations where the U.S. dollar has been determined as the functional currency. We recognize gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar currently in the Consolidated Statements of Operations.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments and Financial Instruments

We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We continually review our investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of “Other, net” and record it as a reclassification adjustment from OCI.

We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in our recognizing investee earnings or losses in excess of our ownership percentage.

The carrying value of cash and cash equivalents, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument or debt approximated fair value at December 31, 2004 and 2003.

We carry all derivative financial instruments in the Consolidated Balance Sheets at fair value based on quoted market prices. We use derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. We recognize changes in fair value of designated, qualified and effective fair value hedges in earnings as offsets to the changes in fair value of the related hedged items. We defer changes in fair value of designated, qualified and effective cash flow hedges and record these charges as a component of OCI until the hedged transactions occur and we recognize them in earnings. We immediately recognize the ineffective portion and changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value in the Consolidated Statements of Operations in “Other, net.” We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives are highly effective. We discontinue hedge accounting prospectively when hedge instruments are no longer highly effective.

Debt Issuance Costs

We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

We grant restricted stock units and common stock options to our employees. On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, we recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. We accounted for stock options, restricted stock units and other stock-based awards granted prior to January 1, 2003 under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.”

As a result of the completion of the News Corporation transactions on December 22, 2003, all outstanding GM Class H common stock based awards converted to awards based on our common stock. Under SFAS No. 123, we considered the conversion a modification of all outstanding awards, and accordingly, have accounted for all awards under the fair value based method subsequent to the completion of the News Corporation transactions.

The following table presents the effect on loss from continuing operations before cumulative effect of accounting changes of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and restricted stock units for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Add: Stock compensation cost, net of taxes, included above	36.8	11.9	3.2
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(36.8)	(107.8)	(174.9)

Pro forma loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(471.2)	$(286.6)

Basic and diluted loss from continuing operations before cumulative effect of accounting changes per common share:
Reported	$(0.77)	$(0.27)	$(0.12)
Pro forma	(0.77)	(0.34)	(0.21)

The 2004 stock compensation costs include the cost of options granted to our CEO to replace stock options that News Corporation, his former employer, cancelled and the cost associated with former employees of News Corporation who retained their News Corporation stock options and are now employed by us. The 2003 stock compensation cost includes a charge of $15.2 million, net of tax, resulting from the acceleration of vesting for 11.5 million stock options as a result of the completion of the News Corporation transactions.

The stock compensation costs presented in the table above exclude compensation cost related to stock options issued by PanAmSat to its employees.

The stock compensation costs presented in the table above are not necessarily indicative of the amounts that we will report in future periods.

Income Taxes

We determine income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In addition, the calculation of our tax liabilities involves evaluations and judgments of uncertainties in interpretations of complex tax regulations by various taxing authorities. We provide for the appropriate amount when it is probable and estimable that an income tax liability will be due. As additional information becomes available, or we resolve these uncertainties with the taxing authorities, revisions to those liabilities may be required resulting in additional provision or benefit from income taxes in our Consolidated Statements of Operations. While it is often difficult to predict the final outcome or the timing of resolution, we believe that our accruals reflect the most probable outcome of known tax contingencies. For a discussion of our current tax matters, see Note 21.

Advertising and Research and Development Costs

We expense advertising and research and development costs as incurred and include these expenses in “General and administrative expenses” in the Consolidated Statements of Operations. Advertising expenses, net of payments received from programming content providers for marketing support, were $170.1 million in 2004, $199.0 million in 2003 and $189.1 million in 2002. Expenditures for research and development were $49.0 million in 2004, $54.6 million in 2003 and $66.2 million in 2002.

Market Concentrations and Credit Risk

We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States and Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed our deferred subscriber acquisition cost balance of $503.9 million that was included in “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2003 as a cumulative effect of accounting change. The amount of the cumulative effect was $310.5 million, net of taxes. Had the new method of accounting been applied during the years ended December 31, 2003 and 2002, operating costs would have increased by $89.3 million and $117.0 million, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth our loss from continuing operations before cumulative effect of accounting changes and net loss attributable to common stockholders on a pro forma basis as if the change in accounting for subscriber acquisition, upgrade and retention costs had been applied retroactively:

	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Reported loss from continuing operations before cumulative effect of accounting changes	$(1,056.4)	$(375.3)	$(114.9)
Reported basic and diluted loss per common share	(0.77)	(0.27)	(0.12)
Pro forma loss from continuing operations	(1,056.4)	(430.3)	(184.6)
Pro forma basic and diluted loss per common share	(0.77)	(0.31)	(0.17)
Reported net loss attributable to common stockholders	(1,949.2)	(361.8)	(940.7)
Reported basic and diluted loss per common share	(1.41)	(0.26)	(0.70)
Pro forma net loss attributable to common stockholders	(1,638.7)	(416.8)	(1,010.4)
Pro forma basic and diluted loss per common share	(1.18)	(0.30)	(0.75)

Revenue Recognition.    In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. We elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. We applied this interpretation beginning on July 1, 2003 for entities created prior to February 1, 2003. We determined that the partially-owned LOCs providing DIRECTV programming services in Venezuela and Puerto Rico, of which we owned 19.5% and 40.0%, respectively, are VIEs. As a result, on July 1, 2003, we began consolidating the Venezuelan and Puerto Rican LOCs resulting in an increase in total assets of $55.1 million, which included $29.1 million of cash. The adoption of this interpretation resulted in us recording an after-tax charge of $64.6 million to cumulative effect of accounting changes in the Consolidated Statements of Operations.

Prior to July 1, 2003, we accounted for our investments in the Venezuelan and Puerto Rican LOCs under the equity method of accounting and, through June 30, 2003, reflected approximately 75.0% of their net income or loss in “Other, net” in the Consolidated Statements of Operations due to the accumulation of net losses in excess of other investors’ investments.

Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill and Other Intangible Assets.    We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result of completing the required transitional impairment test, we determined that the carrying value of reporting unit goodwill exceeded the fair value of that goodwill and that all of the goodwill recorded at DTVLA and DIRECTV Broadband, $631.8 million and $107.9 million, respectively, was impaired. In the fourth quarter of 2002, we also recorded a $16.0 million charge representing our share of the goodwill impairment of an equity method investee. As a result, we recorded a charge to “Cumulative effect of accounting changes, net of taxes,” of $681.3 million ($755.7 million pre-tax) as of January 1, 2002 in the Consolidated Statements of Operations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

Note 3: Acquisitions, Divestitures and Other Transactions

Acquisitions

Sky Transactions

On October 8, 2004, we entered into a series of transactions with News Corporation, Televisa, Globo and Liberty that provide for the Sky Transactions. The Sky Transactions are designed to strengthen the operating and financial performance of DTVLA by consolidating the DTH platforms of DTVLA and Sky Latin America into a single platform in each of the major territories served in the region. Total cash consideration for the equity interests in the Sky Latin America platforms is approximately $580 million, of which we paid $398 million in October 2004. The remainder is subject to adjustment and will be paid at the completion of the transactions.

In Brazil, DIRECTV Brasil and Sky Brasil have agreed to merge, with our DIRECTV Brasil customers migrating to the Sky Brasil platform. In addition, we intend to acquire the interests of News Corporation and

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Liberty in Sky Brasil upon completion, acquiring in excess of 70% of the merged platform. The transactions in Brazil are subject to local regulatory approval which has been requested but not yet granted. We intend to consolidate the operations of Sky Brasil only upon receipt of approval from the appropriate regulatory bodies. If we do not obtain required regulatory approvals, we may consider selling or shutting down DIRECTV Brasil with the expectation that following such an alternative transaction, we would be able to obtain regulatory approval to purchase the interests of News Corporation and Liberty in Sky Brasil.

In Mexico, DTVLA’s local affiliate is in the process of closing its operations and has sold its subscriber list to Sky Mexico. In addition, we will acquire the interest of News Corporation and, jointly with Televisa, the interest of Liberty in Sky Mexico. We will receive up to a 15% equity interest in Sky Mexico as consideration for DIRECTV Mexico’s subscriber list, which is expected to occur in late 2005. The amount of equity we expect to receive is impacted by the successful migration and retention of DIRECTV Mexico’s subscribers to Sky Mexico and is subject to final verification. Upon consummation of these transactions, we anticipate having an equity interest of approximately 43% in Sky Mexico, which will not be a controlling interest.

In the rest of the region, we have acquired the interests of News Corporation and Liberty and have agreed to acquire the interests of Globo and Televisa in Sky Multi-Country Partners and certain related businesses, or PanAmericana, which own DTH platforms in Colombia and Chile. DTVLA intends to migrate the Sky Colombia and Sky Chile subscribers to the DTVLA platform in 2005. However, the transaction in Colombia is subject to local regulatory approval.

The cash consideration of approximately $580.0 million relates to the acquisition of the News Corporation’s and Liberty’s interests in Sky Brasil and Sky Mexico for approximately $362.0 million and $315.0 million, respectively, offset by the assumption of Sky’s PanAmericana entities’ net liabilities of approximately $91.9 million. In the fourth quarter of 2004, we paid approximately $398.0 million of the total cash consideration, principally related to the prepayment of the Sky Brasil interests. The prepayments made by us related specifically to our acquisition of the Sky Brasil interests must be refunded by News Corporation should the transactions be terminated due to the inability to obtain local regulatory approval. We will consolidate the operations of Sky Brasil and have agreed to guarantee all of Sky Brasil’s approximately $210.0 million of outstanding bank debt as well as all of their long-term transponder obligations upon receipt of local regulatory approval. We will not consolidate the operations of Sky Mexico, however, upon successful completion of the transaction, we have agreed to guarantee our attributable share of approximately $88.0 million of bank debt as well as our attributable share of their long-term transponder obligations in proportion to our ownership percentage. We began consolidating Sky’s PanAmericana entities on October 8, 2004 and have recorded approximately $12.4 million of goodwill based on our preliminary allocation of purchase price, which is subject to adjustment. We have recorded the prepaid amounts and the present value of News Corporation’s future reimbursement related to our assumption of certain liabilities of Sky’s PanAmericana entities in “Investments and Other Assets” in our Consolidated Balance Sheets as of December 31, 2004.

Darlene Investments LLC, or Darlene, has filed suit alleging fraud, self-dealing and violation of fiduciary, contractual and other duties against us and certain of our subsidiaries (including DLA LLC), News Corporation and others seeking, among other things, injunctive relief to preclude the consummation of the Sky Transactions. See Note 21 for more information regarding this case.

NRTC Contract Rights

On June 2, 2004, DIRECTV U.S. and the National Rural Telecommunications Cooperative, or NRTC, announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV U.S. agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV U.S. now has the right to sell its services in all territories across the United States. The present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $334.1 million, were recorded in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the Consolidated Balance Sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, excluding Pegasus Satellite Television, Inc., or Pegasus, elected to sell their subscribers to DIRECTV U.S. DIRECTV U.S. paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” for those members electing the long-term payment option of seven years plus interest. As a result, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $385.5 million, which is being amortized over the estimated subscriber lives of approximately six years.

The total obligations owed to the NRTC and its members electing the long-term payment option amounted to $487.8 at December 31, 2004 and is payable approximately as follows: $63.3 million in 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

Pegasus Subscribers

On August 27, 2004, DIRECTV U.S. acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total cash consideration DIRECTV U.S. paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in favor of DIRECTV U.S. As a result of the transaction, DIRECTV U.S. recorded a subscriber related intangible asset in “Intangible Assets, net” in the Consolidated Balance Sheets amounting to $951.3 million, which is being amortized over the estimated subscriber lives of approximately five years.

Other

As part of an arrangement with Telesat, DIRECTV U.S. agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV U.S. the use of its 72.5 WL orbital location through 2008. As additional consideration for DIRECTV U.S.’ use of 72.5 WL, DIRECTV U.S. also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, DIRECTV U.S. transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. These transactions have been recorded as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, we recorded a $162.6 million 72.5 WL orbital license intangible asset, which is equal to the $71.5 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. The 72.5 WL orbital license intangible asset is being amortized over the four year contract period, and the deferred lease revenues will be recognized as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Divestitures

Hughes Network Systems

On December 6, 2004, we announced an agreement to sell a 50% interest in a new entity that will own substantially all of the remaining net assets of HNS, including the assets of the SPACEWAY business, to SkyTerra. The assets of the SPACEWAY business exclude rights to the first two satellites designed for the SPACEWAY program, SPACEWAY 1 and SPACEWAY 2, which will be used to support DIRECTV U.S.’ DTH satellite broadcasting business. The SPACEWAY assets include the rights related to the third SPACEWAY satellite which is currently under construction, as well as rights to a contemplated fourth SPACEWAY satellite and certain ground equipment and related intellectual property. We will retain a 50% interest in the new company and receive $251 million in cash, which is subject to closing adjustments, and 300,000 shares of SkyTerra common stock. Under the terms of this transaction, SkyTerra will be responsible for the day-to-day management of the new company. We recognized a pre-tax charge of $190.6 million to “Asset impairment charges” on the Consolidated Statements of Operations in the fourth quarter of 2004 related to this transaction. We expect the SkyTerra transaction to close in the first half of 2005 and it is subject to certain regulatory approvals, receipt of financing and other customary closing conditions. Following the closing of this transaction, we will no longer consolidate HNS, but rather will account for our investment under the equity method of accounting.

The carrying amounts of major classes of HNS’ assets and liabilities that have been included in “Assets of businesses held for sale” and “Liabilities of businesses held for sale” on the Consolidated Balance Sheets as of December 31, 2004 were as follows:

December 31, 2004
(Dollars in Millions)
Total current assets	$314.3
Total assets	521.1
Total current liabilities	204.9
Total liabilities	240.6

The following table sets forth pro forma revenues and operating loss of the company excluding the HNS operations that will be contributed as part of the SkyTerra transaction and HNS’ set-top receiver manufacturing operations that were sold in June 2004, as discussed in more detail below:

Year Ended December 31, 2004
(Dollars in Millions)
Revenues	$10,437.9
Operating loss	(340.9)

PanAmSat

On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P., or KKR, and received the sale proceeds of approximately $2.64 billion. The net loss on the sale of PanAmSat of $723.7 million, net of $354.4 million of taxes, for the year ended December 31, 2004 includes direct costs associated with the transaction and our retention of certain tax liabilities of PanAmSat.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Operating results of the discontinued operations of PanAmSat are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$518.9	$831.0	$812.3

Income before income taxes	$65.3	$134.5	$113.5
Income tax expense	(3.6)	(30.4)	(28.3)
Minority interests and other	(13.6)	(29.7)	(5.7)

Net income from discontinued operations, net of taxes	$48.1	$74.4	$79.5

The carrying amounts of major classes of assets and liabilities for the discontinued operations of PanAmSat were as follows:

December 31, 2003
(Dollars in Millions)
Total current assets	$938.4
Satellites and other property, net	2,362.5
Goodwill, net	2,748.6
Total assets	6,291.1
Total current liabilities	155.8
Long-term debt	1,696.5
Other liabilities and deferred credits	273.3
Minority interests	540.6
Total liabilities	3,092.1

Hughes Software Systems

During 2004, HNS completed the sale of its approximately 55% ownership interest in HSS to Flextronics for $226.5 million in cash, which we received on June 11, 2004. In the third quarter of 2004, we recognized an after-tax gain of approximately $90.7 million ($176.1 million pre-tax), included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Operating results of the discontinued operations of HSS are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$26.0	$51.0	$29.9

Income before income taxes	$5.4	$17.2	$9.6
Income tax expense	(0.6)	(2.0)	(1.5)
Minority interests and other	(2.1)	(6.8)	(3.5)

Net income from discontinued operations, net of taxes	$2.7	$8.4	$4.6

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amounts of assets and liabilities for the discontinued operations of HSS are as follows:

December 31, 2003
(Dollars in Millions)
Total assets	$90.5
Total liabilities	47.5

DIRECTV Broadband

On February 28, 2003, DIRECTV Broadband completed the transition of its customers to alternative service providers and shut down its high-speed Internet service business. In the fourth quarter of 2002, we recorded a charge of $92.8 million related to accruals for employee severance benefits, contract termination payments and the write-off of customer premise equipment. Included in the $92.8 million charge were accruals for employee severance benefits of $21.3 million and contract termination payments of $18.6 million. During 2003, we reduced the accrual due to the favorable settlement of certain contractual commitments by recording a gain of $1.6 million to “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations. As of December 31, 2004, $0.9 million of accruals remained. During the year ended December 31, 2002, DIRECTV Broadband reported a $88.9 million loss from discontinued operations, net of taxes.

Satellite Systems Manufacturing Businesses

Pursuant to a settlement agreement executed on July 15, 2003 related to the purchase price adjustment dispute arising from the 2000 sale of our satellite systems manufacturing businesses to The Boeing Company, or Boeing, we recorded an after-tax charge of $6.3 million to discontinued operations during the quarter ended June 30, 2003. On July 18, 2003, we paid the $360 million settlement amount to Boeing, which is included in “Net cash used in discontinued operations” in the Consolidated Statements of Cash Flows.

We included the after-tax charge of $6.3 million resulting from the settlement with Boeing discussed above in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations for the year ended December 31, 2003. We present the net cash flows used by DIRECTV Broadband and the $360 million settlement payment to Boeing in 2003 in the Consolidated Statements of Cash Flows as “Net cash used in discontinued operations.”

“Income (loss) from discontinued operations, net of taxes,” as reported in the Consolidated Statements of Operations, is comprised of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions, Except Per Share Amounts)
Income (loss) from discontinued operations, net of taxes	$50.8	$82.8	$(4.8)
Loss on sale of discontinued operations, net of taxes	(633.1)	(4.7)	(92.8)

Income (loss) from discontinued operations, net of taxes	$(582.3)	$78.1	$(97.6)

Basic and Diluted Earnings (Loss) Per Common Share:
Income from discontinued operations, net of taxes	$0.04	$0.06	$—
Loss on sale of discontinued operations, net of taxes	(0.46)	—	(0.07)

Income (loss) from discontinued operations, net of taxes	$(0.42)	$0.06	$(0.07)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Set-Top Receiver Manufacturing Operations

As part of our sale of HNS’ set-top receiver manufacturing operations to Thomson for $250 million in cash in June 2004, DIRECTV U.S. entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. The proceeds in excess of the book value of the HNS assets sold of approximately $200 million has been deferred and will be recognized as described below as a result of the Agreement. DIRECTV U.S. can earn a $50 million rebate from Thomson if Thomson’s aggregate sales of DIRECTV U.S.’ set-top receivers equal at least $4 billion over the initial five year contract term plus an optional one year extension period, or the Contract Term. DIRECTV U.S. can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s aggregate sales of DIRECTV U.S.’ set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The $200 million of deferred proceeds has been recorded as “Accrued liabilities and other” and “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets and is recognized as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV U.S. has determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirements will be met for the initial $50 million rebate during the contract period. DIRECTV U.S. records a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to “Accounts and notes receivable, net” in the Consolidated Balance Sheets. As a result, during the last six months of 2004, DIRECTV U.S. recognized $4.7 million of the $50 million rebate in the Consolidated Statements of Operations.

We included the proceeds in excess of the net book value of the HNS assets sold of approximately $200 million in cash flows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2004.

As we expect to have significant continuing cash flows with the set-top receiver manufacturing operations resulting from the Agreement, the financial results of the set-top receiver manufacturing operations prior to June 2004 will continue to be reported in continuing operations, and not as a discontinued operation.

Operating results of the set-top receiver manufacturing operations are as follows through the date of sale:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Revenues	$306.6	$519.2	$408.6

Income (loss) before income taxes	$(8.7)	$27.6	$26.0
Income tax (expense) benefit	3.3	(10.6)	(10.5)

Net income (loss)	$(5.4)	17.0	15.5

Revenues for the sale of set-top receivers through the date of sale, excluding intercompany sales to DIRECTV U.S., were $154.7 million, $353.4 million and $305.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Hughes Tele.com (India) Limited

On December 6, 2002, HNS completed a series of transactions to exchange its equity interest in HTIL of $58.8 million, long-term receivables from HTIL of $75.0 million, and a net receivable of $25.4 million from

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

HTIL’s Indian sponsor, Ispat, in exchange for investments in Tata Teleservices Limited, or TTSL. We accounted for the transactions for as a sale of the assets surrendered at their fair values and the purchase of the instruments in TTSL on the date of the transactions. HNS allocated the fair value of the assets surrendered of $135.1 million to the assets received, which included redeemable preference shares ($110.1 million), a 15 year zero coupon note ($9.7 million) and 50 million common stock purchase warrants ($15.3 million), based on their relative fair values. The preference shares are redeemable at the end of 51 or 75 months at the option of HNS and convertible to common equity at the end of 75 months at the option of HNS. The redemption is guaranteed in the form of a put to TTSL’s parent company, Tata Sons. The preference shares are carried at fair value as an available-for-sale security, with unrealized gains and losses reported net of tax, as a component of OCI.

In connection with this exchange, HNS recognized an after-tax loss of approximately $14.1 million, which is comprised of a pre-tax loss recognized in “Other, net” in the Consolidated Statements of Operations of $52.1 million, based on the difference between fair value and carrying value of the assets surrendered and the requirement to recognize cumulative translation adjustments of $28.0 million associated with the HTIL investment, which were offset by an approximate $38.0 million tax benefit which includes the tax benefit from equity method losses that were not previously recognized for tax purposes.

Earlier in 2002, HNS recognized a loss on the receivable from Ispat described above when it was required to honor a $54.4 million loan guarantee. The receivable was immediately reduced to its estimated net realizable value of $25.4 million through a charge to “Other, net” in the Consolidated Statements of Operations of $29.0 million.

DIRECTV Japan

On March 1, 2000, we announced that the operations of DIRECTV Japan would be discontinued. Pursuant to an agreement with Japan Digital Broadcasting Services Inc. (now named Sky Perfect), qualified subscribers to the DIRECTV Japan service were offered the opportunity to migrate to the Sky Perfect service. DIRECTV Japan was paid a commission for each subscriber who actually migrated. We also acquired a 6.6% interest in Sky Perfect. During 2002, $41.1 million of accrued liabilities related to the exit costs accrued in 2000 were reversed upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Operations. In October 2002, we sold all of our interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4: Property and Satellites, Net

The following table sets forth the amounts recorded for property and satellites, net, at December 31:

	Estimated Useful Lives (years)	2004	2003
		(Dollars in Millions)
Land and improvements	9-30	$25.7	$41.4
Buildings and leasehold improvements	1-40	174.9	237.3
Machinery and equipment	3-24	1,598.3	1,833.0
Customer leased set-top receivers	4-5	1,018.4	1,172.2
Furniture, fixtures and office machines	3-15	98.6	119.4
Construction in progress	—	178.9	489.5

Total		3,094.8	3,892.8
Less accumulated depreciation		1,959.7	2,101.2

Property, net		$1,135.1	$1,791.6

Satellites	12-16	$1,265.1	$1,290.3
Satellites under construction	—	714.4	1,545.4

Total		1,979.5	2,835.7
Less accumulated depreciation		419.1	427.5

Satellites, net		$1,560.4	$2,408.2

We capitalized interest costs of $101.2 million, $120.0 million and $87.7 million during 2004, 2003 and 2002, respectively, as part of the cost of our property and satellites under construction.

Note 5. Asset Impairment Charges

SkyTerra Transaction

As part of the SkyTerra transaction discussed above, we recorded a pre-tax charge of $190.6 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down HNS’ long-lived assets to their fair values based on the agreed upon sales price.

DIRECTV Mexico

As part of the Sky Transactions discussed above, DIRECTV Mexico is in the process of closing its operations and has sold its subscriber list to Sky Mexico. As a result, we recorded a pre-tax charge of $36.5 million in “Asset impairment charges” in the Consolidated Statements of Operations in the fourth quarter of 2004 to write-down certain of DIRECTV Mexico’s long-lived assets to their fair values.

SPACEWAY Assets

In the third quarter of 2004, we determined that an impairment charge related to the assets of the SPACEWAY program was required. The assets involved include two satellites, SPACEWAY 1 and SPACEWAY 2, nearing completion and scheduled for launch by mid-2005, a third satellite under construction, ground segment equipment and systems and capitalized interest. The SPACEWAY system was designed as a next-generation satellite-based broadband data platform intended to upgrade and expand HNS’ existing broadband data businesses.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Our September 2004 decision to use SPACEWAY 1 and SPACEWAY 2 and certain related ground segment equipment to support DIRECTV U.S.’ DTH broadcast business rather than for their original intended use in HNS’ broadband data business triggered a requirement to test the assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Since the book value of the SPACEWAY system had been supported by the expected cash flows from the SPACEWAY broadband business plan, and we no longer intended to pursue that business plan as originally contemplated, we considered the assets impaired. Further, a majority of the capitalized value of the SPACEWAY assets related to functionality that will not be utilized for the DTH business. We determined the impairment charge by comparing the fair value of the SPACEWAY assets to their book value as of September 30, 2004. We determined the fair value of SPACEWAY 1 and SPACEWAY 2 and certain related ground segment assets based on the fair value of those assets as configured to DIRECTV U.S.’ DTH business. The estimation of fair value of SPACEWAY 1 and SPACEWAY 2 and related ground segment equipment included an analysis performed by management and an independent valuation firm. We determined the fair value of SPACEWAY 3 based on the fair value of several possible utilizations of this satellite still under construction.

Based on the results of this analysis, we reduced the capitalized value of the SPACEWAY assets in “Satellites, net” by $1.099 billion to $305 million, and the capitalized value in “Property, net” by about $367 million to $30 million. We recorded these reductions as a $1.466 billion pre-tax ($903 million after-tax) charge included in “Asset impairment charges” in the Consolidated Statements of Operations in the third quarter of 2004.

Note 6: Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2004 and 2003 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Network Systems	Total
	(Dollars in Millions)
Balance as of January 1, 2003	$3,029.1	$—	$2.4	$3,031.5
Additions and other	2.6	—	—	2.6

Balance as of December 31, 2003	3,031.7	—	2.4	3,034.1
Additions and other	—	12.4	(2.4)	10.0

Balance as of December 31, 2004	$3,031.7	$12.4	$—	$3,044.1

At December 31, 2004 and 2003, we had Orbital Slots with indefinite lives, of $432.4 million at the DIRECTV U.S. segment.

With the assistance of an independent valuation firm, we performed our annual impairment tests for goodwill and Orbital Slots in the fourth quarters of 2004 and 2003. The independent valuations resulted in fair values for each reporting unit and the Orbital Slots that exceeded our carrying values. As a result, we did not record an impairment loss in 2004 or 2003. See “Accounting Changes” in Note 2 regarding the transitional impairment loss we recorded in 2002 as a result of our adoption of SFAS No. 142.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the amounts recorded for intangible assets at December 31:

	Estimated Useful Lives (years)	December 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	162.6	15.1	147.5	—	—	—
Subscriber Related	2-6	1,556.8	313.9	1,242.9	220.0	198.1	21.9
Dealer Network	12	130.0	43.8	86.2	130.0	34.6	95.4
Distribution Rights	7	334.1	27.5	306.6	—	—	—
Intangible Pension Asset	—	11.5	—	11.5	18.8	—	18.8

Total Intangible Assets		$2,658.0	$430.9	$2,227.1	$831.8	$263.3	$568.5

Amortization expense of intangible assets was $167.6 million and $74.0 million for the years ended December 31, 2004 and 2003, respectively.

Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $350.5 million in 2005; $350.5 million in 2006; $350.5 million in 2007; $340.8 million in 2008; $247.8 million in 2009 and $143.1 million thereafter.

Note 7: Investments

Investments in marketable equity and debt securities stated at current fair value and classified as available-for-sale were as follows:

	December 31,
	2004	2003
	(Dollars in Millions)
Marketable equity securities	$60.2	$486.9
Marketable debt securities	112.9	108.6

Total	$173.1	$595.5

At December 31, 2004 and 2003, we recorded $22.0 million and $273.9 million of accumulated unrealized gains, net of taxes, as part of OCI, respectively.

Investments in companies accounted for under the equity method at December 31, 2004 and 2003 amounted to $31.2 million and $4.6 million, respectively.

See Note 15 below for additional information regarding our sale of investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8: Accrued Liabilities and Deferred Credits

Accrued Liabilities and Other

	December 31,
	2004	2003
	(Dollars in Millions)
Payroll and other compensation	$253.4	$321.3
Programming contract liabilities	76.7	133.2
Third party commissions	154.1	75.9
Interest payable	36.5	41.9
Other	361.0	365.2

Total	$881.7	$937.5

Other Liabilities and Deferred Credits

Included in “Other Liabilities and Deferred Credits” in the Consolidated Balance Sheets are obligations under programming contracts, NRTC contract rights and NRTC subscriber payments related to the NRTC transactions of $410.0 million, satellite transponder lease obligations of $80.3 million resulting from the consolidation of the PanAmericana entities and a provision for long-term programming contracts with above-market rates of $86.1 million, established as part of the USSB and PRIMESTAR acquisitions in 1999, which totaled $859.0 million at December 31, 2004. Included in “Other Liabilities and Deferred Credits” at December 31, 2003 are obligations under programming contracts and a provision for long-term programming contracts with above-market rates, discussed above, of $291.1 million.

Note 9: Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

		December 31,
	Interest Rates at December 31, 2004	2004	2003
		(Dollars in Millions)
Short-term borrowings	4.00%-16.00%	$8.4	$10.6
Current portion of long-term debt	4.40%-9.87%	11.4	215.6

Total short-term borrowings and current portion of long-term debt		$19.8	$226.2

Long-Term Debt

		December 31,
	Interest Rates at December 31, 2004	2004	2003
		(Dollars in Millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	4.40%	1,011.8	1,225.0
Other debt	4.92%-11.25%	9.1	25.4

Total debt		2,420.9	2,650.4
Less current portion		11.4	215.6

Total long-term debt		$2,409.5	$2,434.8

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Overview.    During the first quarter of 2003, DIRECTV U.S. raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of the senior secured credit facilities described more fully below. We used a portion of these proceeds to repay the $506.3 million outstanding principal balance plus accrued interest under a prior credit facility agreement, which then terminated.

Notes Payable.    DIRECTV U.S.’ $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.’ material domestic subsidiaries (other than DIRECTV Financing Co., Inc.).

The fair value of DIRECTV U.S.’ senior notes was approximately $1,569.8 million at December 31, 2004 and $1,619.0 million at December 31, 2003 based on quoted market prices on those dates.

Credit Facilities.    DIRECTV U.S.’ senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at December 31, 2004. DIRECTV U.S. is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.00%. The interest rate may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV U.S. may be required to make a computation of excess cash flow for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV U.S. making a prepayment under the Term Loan. DIRECTV U.S. was not required to make a payment of excess cash flow for the year ended December 31, 2004, however, DIRECTV U.S. made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV U.S.’ working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV U.S.’ assets and are fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV U.S.’ material domestic subsidiaries.

$17.5 million in other short-term and long-term debt, related to DTVLA and HNS, was outstanding at December 31, 2004. Principal on these borrowings is due in varying amounts through 2008.

Our short-term borrowings, notes payable, credit facilities and other borrowings mature as follows: $19.8 million in 2005; $15.2 million in 2006; $11.4 million in 2007; $254.6 million in 2008; $485.4 million in 2009; and $1,642.9 million thereafter. However, these amounts do not reflect potential prepayments that may be required under DIRECTV U.S.’ senior secured credit facilities.

Covenants and Restrictions.    The senior secured credit facilities require DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict DIRECTV U.S.’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends to the Company or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV U.S.’ current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV U.S.’ assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

make capital expenditures. Should DIRECTV U.S. fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At December 31, 2004, DIRECTV U.S. was in compliance with all such covenants.

As of December 31, 2004, restricted cash of $36.0 million was included as part of “Prepaid expenses and other” in the Consolidated Balance Sheets. We deposited the $36.0 million to secure certain letters of credit and obligations of the Company and the Company’s majority-owned foreign subsidiaries. Restrictions on the cash will be removed as the letters of credit expire and the foreign subsidiaries’ obligations are satisfied or terminated.

Note 10: Income Taxes

We base the income tax benefit on the reported “Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes.” Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

Prior to our split-off from GM on December 22, 2003, we and our domestic subsidiaries joined with GM in filing a consolidated U.S. federal income tax return and combined returns for certain states. The portion of the consolidated income tax liability or receivable we recorded during this period was generally equivalent to the amount that would have been recorded on a separate return basis.

The income tax benefit consisted of the following for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions)
Current tax (benefit) expense:
U.S. federal	$34.9	$(68.2)	$(129.0)
Foreign	(6.0)	53.0	74.3
State and local	4.6	(0.3)	(8.5)

Total	33.5	(15.5)	(63.2)

Deferred tax (benefit) expense:
U.S. federal	(631.0)	(82.3)	18.0
State and local	(93.1)	(6.5)	3.0

Total	(724.1)	(88.8)	21.0

Total income tax benefit	$(690.6)	$(104.3)	$(42.2)

“Loss From Continuing Operations Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Changes” included the following components:

	2004	2003	2002
	(Dollars in Millions)
U.S. loss	$(1,614.5)	$(74.5)	$424.4
Foreign loss	(145.6)	(403.2)	(579.6)

Total	$(1,760.1)	$(477.7)	$(155.2)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The income tax benefit was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2004	2003	2002
	(Dollars in Millions)
Expected benefit at U.S. federal statutory income tax rate	$(616.0)	$(167.2)	$(54.4)
U.S. state and local income tax benefit	(57.5)	(2.9)	(2.4)
Resolution of tax contingencies	(0.4)	(48.0)	(98.0)
Tax basis differences attributable to divestitures	(8.9)	—	—
Minority interests in partnership losses	4.6	—	—
Non-deductible goodwill and intangible assets	—	20.4	—
Foreign taxes, net of credits	(6.3)	22.4	55.9
Extraterritorial income exclusion and foreign sales corporation tax benefit	(1.7)	(2.8)	(3.5)
Change in valuation allowance	(14.6)	62.3	58.6
Transaction costs and other	10.2	11.5	1.6

Total income tax benefit	$(690.6)	$(104.3)	$(42.2)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$254.3	$44.5	$299.5	$43.3
Prepaid expenses	—	36.1	—	225.3
State taxes	—	38.5	1.4	—
Gain on PanAmSat merger	—	—	—	171.6
Depreciation, amortization and asset impairment charges	390.3	—	—	360.2
Net operating loss and tax credit carryforwards	753.4	—	645.7	—
Programming contract liabilities	144.4	—	150.1	—
Unrealized gains on securities	—	14.5	—	177.7
Tax basis differences in investments and affiliates	28.9	423.5	78.1	323.5
Other	47.0	6.4	166.0	39.9

Subtotal	1,618.3	563.5	1,340.8	1,341.5
Valuation allowance	(214.6)	—	(164.1)	—

Total deferred taxes	$1,403.7	$563.5	$1,176.7	$1,341.5

Included in “Prepaid expenses and other” in the Consolidated Balance Sheets are $177.7 million and $51.8 million of current deferred tax assets at December 31, 2004 and 2003, respectively, and included in “Investments and Other Assets” in the Consolidated Balance Sheets is $662.5 million of non-current deferred tax assets at December 31, 2004.

We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The valuation allowance balances at December 31, 2004 and 2003 of $214.6 million and $164.1 million, respectively, are primarily attributable to the unused foreign operating losses which are available to be carried forward and unused capital losses which are also available to be carried forward. For the year ended December 31, 2004, the change in the valuation allowance was primarily attributable to a $78.3 million increase for the tax effect of current year capital losses for which we have not recognized a tax benefit and a $17.3 million increase attributable to the tax benefit of current year foreign losses for which we have not recognized a tax benefit. These increases to the valuation allowance were offset by decreases of $45.1 million which were primarily attributable to the current utilization of foreign tax losses and attributes that have been carried forward and for which no tax benefit has previously been recognized. A portion of the changes in the valuation allowance is included in “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations.

Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.

As of December 31, 2004, we have approximately $1.0 billion of federal net operating losses which expire in 2023, foreign net operating losses of $361.4 million with varying expiration dates, federal research tax credits of $61.0 million which expire between 2018 and 2023, and alternative minimum tax credits of $57.2 million which can be carried forward indefinitely.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $21.4 million and $24.5 million at December 31, 2004 and 2003, respectively. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

As part of our split-off from GM in 2003, we and GM amended the income tax allocation agreement that governs the allocation of certain U.S. income tax liabilities and certain other tax matters. Under the amended terms, for tax periods prior to our split-off from GM, we will be treated as the common parent of a separate affiliated group of corporations filing a consolidated return. GM will compensate us for any tax benefits, such as net operating loss and tax credit carryforwards that have not been used to offset our separate income tax liability through the date of our split-off from GM, but have been used by the GM consolidated group. Such compensation will not exceed $75.4 million, and in the case of net operating losses and similar tax attributes, the amount of compensation payable to GM is based on a 24% rate.

At the time of our split-off from GM, the amount of our tax receivable from GM, as determined on a separate return basis, exceeded the receivable determined pursuant to the amended income tax allocation agreement by $25.1 million. We reported such amount as a distribution to GM.

We have an agreement with Boeing, which governs our rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the sale of our satellite systems manufacturing businesses in 2000. We are responsible for any income taxes pertaining to those periods prior to the sale, including any additional income taxes resulting from U.S. federal and state tax audits, and we are entitled to any U.S. federal and state income tax refunds relating to those years.

We also have an agreement with Raytheon Company, or Raytheon, which governs our rights and obligations with respect to U.S. federal and state income taxes for all periods prior to the spin-off and merger of our defense electronics business with Raytheon in 1997. We are responsible for any income taxes pertaining to those periods

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

prior to the merger, including any additional income taxes resulting from U.S. federal and state tax audits, and are entitled to any U.S. federal and state income tax refunds relating to those years.

Our U.S. federal income tax returns have been examined and we have concluded our administrative appeals process with the Internal Revenue Service, or IRS, for all tax years through 1997. The IRS is currently examining our U.S. federal tax returns for years 1998 through 2000. We are also being examined by or expect to be examined by certain state and foreign taxing jurisdictions for periods still open to examination. Management believes that adequate provision has been made for any adjustment which might be assessed for open years.

Note 11: Pension and Other Postretirement Benefits

A substantial number of our employees participate in our contributory and non-contributory defined benefit pension plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain employees. We also maintain a program for eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in our contributory defined benefit pension plans may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants’ contributions adjusted annually; the life insurance plan is non-contributory.

We use a November 30 measurement date for our pension and postretirement benefit plans.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Dollars in Millions)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$565.6	$497.0	$27.2	$33.3
Service cost	24.2	23.0	0.5	0.5
Interest cost	33.8	35.4	1.6	1.9
Plan participants’ contributions	1.6	1.9	—	—
Amendments	—	—	—	(4.6)
Contractual termination benefits	36.5	—	—	—
Actuarial (gain) loss	(12.9)	52.1	2.4	(0.4)
Benefits paid	(115.9)	(43.8)	(3.8)	(3.5)

Net benefit obligation at end of year	532.9	565.6	27.9	27.2

Change in Plan Assets
Fair value of plan assets at beginning of year	377.5	361.5	—	—
Actual return on plan assets	37.1	47.6	—	—
Employer contributions	47.1	10.3	3.8	3.5
Plan participants’ contributions	1.6	1.9	—	—
Benefits paid	(115.9)	(43.8)	(3.8)	(3.5)

Fair value of plan assets at end of year	347.4	377.5	—	—

Funded status at end of year	(185.5)	(188.1)	(27.9)	(27.2)
Unamortized amount resulting from changes in plan provisions	11.5	18.8	(4.0)	(4.6)
Unamortized net amount resulting from changes in plan experience and actuarial assumptions	100.4	139.7	1.3	(1.2)

Net amount recognized at end of year	$(73.6)	$(29.6)	$(30.6)	$(33.0)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$0.6	$—	$—
Accrued benefit cost	(152.3)	(127.6)	(30.6)	(33.0)
Intangible asset	11.5	18.8	—	—
Deferred tax assets	25.8	29.8	—	—
Accumulated other comprehensive loss	41.4	48.8	—	—

Net amount recognized at end of year	$(73.6)	$(29.6)	$(30.6)	$(33.0)

The accumulated benefit obligation for all pension plans was $499.7 million and $503.8 million as of December 31, 2004 and 2003, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2004	2003
	(Dollars in Millions)
Projected benefit obligation	$532.9	$561.8
Accumulated benefit obligation	499.7	500.4
Fair value of plan assets	347.4	372.8

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$24.2	$23.0	$21.7	$0.5	$0.5	$0.5
Interest accrued on benefits earned in prior years	33.8	35.4	33.8	1.6	1.9	2.2
Expected return on assets	(31.6)	(32.4)	(36.5)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	2.2	2.2	2.2	(0.7)	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	6.1	4.4	3.0	—	—	—

Subtotal	34.7	32.6	24.2	1.4	2.4	2.7
Other costs
Curtailment costs	5.1	—	—	—	—	—
Contractual termination benefits	36.5	—	—	—	—	—
Settlement costs	14.8	—	—	—	—	—

Net periodic benefit cost	$91.1	$32.6	$24.2	$1.4	$2.4	$2.7

Additional information
Increase (decrease) in minimum liability included in other comprehensive income	$(11.4)	$24.4	$25.2	—	—	—

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.14%	5.75%	5.89%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.14%	7.00%	7.25%	5.89%	6.75%	7.00%
Expected long-term return on plan assets	9.00%	9.00%	9.50%	—	—	—
Rate of compensation increase	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans’ asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

The following table provides assumed health care costs trend rates:

	2004	2003
Health care cost trend rate assumed for next year	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2010	2008

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on postretirement benefit obligation	1.8	(1.6)

Plan Assets

Our target asset allocation for 2005 and actual pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Equity securities	50-70%	55%	55%
Debt securities	30-50%	35%	35%
Real estate	0-20%	2%	2%
Other	0-20%	8%	8%

Total		100%	100%

Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the Plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

There were no shares of our common stock included in plan assets at December 31, 2004 and 2003.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash Flows

Contributions

We expect to contribute approximately $14.5 million and $34.8 million to our qualified and nonqualified pension plans, respectively, in 2005.

Estimated Future Benefit Payments

We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Benefits
	(Dollars in Millions)
2005	$153.0	$2.7
2006	37.0	2.7
2007	28.7	2.8
2008	25.4	2.7
2009	22.7	2.6
2010-2014	121.3	11.7

We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $13.3 million, $8.2 million and $13.9 million in 2004, 2003 and 2002, respectively.

We have disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as “other postretirement benefit obligation.” Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of our company (other than pensions) represent legally enforceable liabilities of us.

Note 12: Stockholders’ Equity

Capital Stock and Additional Paid-In Capital

We are a publicly-traded company with our common stock listed as “DTV” on the New York Stock Exchange. As part of the News Corporation transactions completed on December 22, 2003, we amended our certificate of incorporation to provide for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2004 and 2003, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

From time to time, in anticipation of exercises of stock options, we may repurchase common stock on the open market.

Prior to our split-off from GM on December 22, 2003, GM held all of our outstanding capital stock. GM Class H common stock was a publicly-traded security of GM and was a “tracking stock” designed to provide holders with financial returns based on the financial performance of our company.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On June 24, 1999, as part of a strategic alliance with us, America Online, Inc., or AOL, invested $1.5 billion in shares of GM Series H preference stock. The preferred stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL in shares of our Series A Preferred Stock designed to correspond to the financial terms of the GM Series H preference stock. Dividends on the Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. We amortized the underwriting discount on the Series A Preferred Stock over three years.

On June 24, 2002, the GM Series H preference stock, pursuant to its terms, was mandatorily converted to about 80.1 million shares of GM Class H common stock. Also on June 24, 2002, in connection with the automatic conversion of the GM Series H preference stock held by AOL, GM contributed the $1.5 billion of our Series A Preferred Stock back to us, which we cancelled and recorded as a contribution to “Common stock and additional paid-in capital” in the Consolidated Balance Sheets. In exchange for the Series A Preferred Stock, we issued $914.1 million of Series B Convertible Preferred Stock to GM, which was recorded as a reduction to “Common stock and additional paid-in capital.” The Series B Convertible Preferred Stock did not accrue dividends and was convertible into our Class B common stock.

On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans, increasing the number of shares of GM Class H common stock outstanding. The contribution increased the amount of GM Class H common stock held by GM’s employee benefit plans to approximately 331 million shares, and reduced GM’s interest in us to approximately 19.9% from 30.7%.

During April 2003, our Board of Directors approved the reclassification of the outstanding Series B convertible preferred stock into Class B common stock of equivalent value, and a subsequent stock split of our common stock and our Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all our outstanding capital stock, approved the reclassification. Shortly thereafter, GM converted some of its common stock of us into an equivalent number of shares of our Class B common stock. As a result of these transactions, we had issued and outstanding 1,207,518,237 shares of common stock and 274,373,316 shares of Class B common stock, all of which were owned by GM.

Immediately prior to the News Corporation transactions, we adjusted the number of shares of common and Class B common stock to assure that the stock outstanding and the stock representing GM’s interest accurately reflected the interests to be sold directly by GM to News Corporation and the interests to be distributed to holders of GM Class H common stock. After the adjustment, there were 1,109,270,842 shares of our common stock then outstanding. We adjusted the number of shares of Class B common stock to equal 274,319,607 shares, representing GM’s 19.8% interest in us.

On December 22, 2003, GM split us off by distributing our common stock to the holders of GM Class H common stock in exchange for the 1,109,270,842 GM Class H common shares then outstanding on a one-for-one basis. Simultaneously, GM sold its 19.8% interest in us (represented by 274,319,607 shares of Class B common stock) to News Corporation in exchange for cash and News Corporation Preferred ADSs. We then converted the shares of Class B common stock to shares of our common stock on a one-for-one basis.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Other Comprehensive Income

The following represents changes in the components of OCI, net of taxes, as of December 31:

	2004			2003			2002
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount
	(Dollars in Millions)
Minimum pension liability adjustments	$11.4	$4.0	$7.4	$(24.4)	$(7.9)	$(16.5)	$(25.2)	$(10.2)	$(15.0)
Foreign currency translation adjustments:
Unrealized gains	14.8	—	14.8	6.0	—	6.0	1.6	—	1.6
Less: reclassification adjustment for net losses recognized during the period	—	—	—	—	—	—	48.9	—	48.9
Unrealized gains (losses) on securities and derivatives:
Unrealized holding gains (losses)	(9.1)	(3.5)	(5.6)	446.8	171.5	275.3	(162.6)	(65.8)	(96.8)
Less: reclassification adjustment for net gains recognized during the period	(243.8)	—	(243.8)	(0.6)	—	(0.6)	(162.8)	(63.7)	(99.1)

Note 13: Earnings (Loss) Per Common Share

We compute Basic Earnings (Loss) Per Common Share, or EPS, by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Income (loss) from continuing operations before cumulative effect of accounting changes attributable to common stockholders for each period includes income (loss) from continuing operations before cumulative effect of accounting changes less dividends on preferred stock for the purpose of computing EPS.

Diluted EPS considers the effect of common equivalent shares, which we exclude from the computation in loss periods as their effect would be antidilutive. Our existing common equivalent shares consist entirely of common stock options and restricted stock units issued to employees. We exclude 88.9 million common stock options and 7.8 million restricted stock units for the year ended December 31, 2004 and 91.2 million common stock options and 3.6 million restricted stock units for the year ended December 31, 2003 from the calculation of diluted EPS because they were antidilutive. For the year ended December 31, 2002, we excluded 95.1 million common stock options from the calculation of diluted EPS because they were antidilutive. We also excluded shares issuable upon conversion of our Series A Preferred Stock prior to the date of actual conversion because they were antidilutive.

For purposes of calculating EPS, we calculate the weighted average number of common shares outstanding using the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003. The GM Class H Dividend Base is equal to the number of shares of GM Class H common stock which, if issued and outstanding, would represent 100% of the tracking stock interest in our earnings.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

GM Class H common stock was a “tracking stock” of GM designed to provide holders with financial returns based on the financial performance of our company. Holders of GM Class H common stock had no direct rights in the equity or assets of the Company, but rather had rights in the equity and assets of GM (which included 100% of the stock of the Company).

The following table sets forth comparative information regarding common shares outstanding based on the number of our common shares outstanding beginning on December 23, 2003 and the number of shares in the GM Class H Dividend Base prior to December 23, 2003:

	2004	2003	2002
	(Shares in Millions)
Common shares outstanding at January 1	1,383.6	1,381.9	1,301.1
Increase for conversion of GM Series H preference stock	—	—	80.1
Increase for stock options exercised and other	2.2	1.7	0.7

Common shares outstanding at December 31	1,385.8	1,383.6	1,381.9

Weighted average number of common shares outstanding	1,384.8	1,382.5	1,343.1

Note 14: Incentive Plans

Under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, as approved by our stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock on a cumulative basis were authorized for grant through March 16, 2014, subject to Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003, we converted all 91.2 million outstanding GM Class H common stock options and 3.6 million restricted stock units, issued under the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, to our common stock options and restricted stock units on a one-for-one basis with identical terms. Also, vesting accelerated for 11.5 million stock options because the News Corporation transactions represented a qualifying change-in-control. The information presented below is based on the GM Class H common stock options outstanding through December 22, 2003, and our common stock options and restricted stock units thereafter.

The exercise price of the options granted under the 2004 Plan and the HEC Plan is equal to at least 100% of the fair market value of the common stock on the date we granted the options. These nonqualified options generally vest over one to five years, vest immediately in the event of certain transactions, expire ten years from date of grant and are subject to earlier termination under certain conditions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at December 31, 2001	97,321,358	$23.08
Granted	290,000	15.71
Exercised	(590,855)	13.44
Terminated	(1,939,671)	20.99

Outstanding at December 31, 2002	95,080,832	23.16
Granted	25,000	16.35
Exercised	(1,780,076)	10.15
Terminated	(2,164,436)	28.73

Outstanding at December 31, 2003	91,161,320	23.28
Granted	1,883,764	18.80
Exercised	(2,139,782)	10.72
Terminated	(1,971,186)	26.45

Outstanding at December 31, 2004	88,934,116	23.42

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$3.00 to $8.99	619,043	0.3	$7.69	619,043	$7.69
9.00 to 16.99	26,978,822	3.4	12.85	26,962,155	12.85
17.00 to 24.99	22,558,674	5.7	19.67	22,522,145	19.67
25.00 to 32.99	16,383,954	6.0	27.78	16,383,954	27.78
33.00 to 41.99	22,393,623	5.3	37.17	22,393,623	37.17

	88,934,116	4.9	23.42	88,880,920	23.42

Of the options outstanding at December 31, 2003 and 2002, there were 87.6 million and 54.7 million options exercisable at weighted average exercise prices of $23.40 and $19.60, respectively.

The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations:

	2004	2003	2002
Estimated fair value per option granted	$5.82	$8.80	$9.19
Average exercise price per option granted	18.80	16.35	15.71
Expected stock volatility	30.0%	47.2%	51.6%
Risk-free interest rate	3.7%	3.8%	4.7%
Expected option life (in years)	5.6	7.0	7.0

The Compensation Committee has also granted restricted stock units that vest over two to four years under the 2004 Plan and the HEC Plan. During the years ended December 31, 2004 and 2003, the Compensation Committee granted 4.4 million and 3.6 million restricted stock units with a weighted average grant-date fair value of approximately $17.46 and $10.71 per share, respectively.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 15: Other, Net

The following table summarizes the components of “Other, net” for the years ended December 31:

	2004	2003	2002
	(Dollars in Millions)
Equity losses from unconsolidated affiliates	$(0.2)	$(81.5)	$(70.1)
EchoStar Merger termination payment	—	—	600.0
Net unrealized gain (loss) on investments	—	79.4	(180.6)
Net gain from sale of investments	396.5	7.5	84.1
Net gain on exit of DIRECTV Japan business (Note 3)	—	—	41.1
Other	1.3	(5.4)	(49.0)

Total Other, net	$397.6	$—	$425.5

On January 28, 2004, we sold 10,000,000 shares of XM Satellite Radio common stock for $254.4 million. On March 25, 2004, we sold our remaining 9,014,843 shares of XM Satellite Radio common stock for $223.1 million. As a result of these transactions, we recorded a pre-tax gain of $387.1 million in the first quarter of 2004 in “Other, net” in the Consolidated Statements of Operations.

For the years ended December 31, 2003 and 2002, equity losses from unconsolidated affiliates are primarily comprised of losses at the DTVLA LOCs. Also included in 2003 are equity losses from the XM Satellite Radio investment.

Net unrealized gain on investments for 2003 includes a $79.6 million gain resulting from an increase in the fair market value of an investment in an XM Satellite Radio convertible note. Net unrealized loss on investments for 2002 is primarily comprised of $148.9 million of other-than-temporary declines in fair value of our investment in XM Satellite Radio and Crown Media Holdings.

In December 2002, we recognized a $600.0 million gain related to a termination agreement entered into by us, GM and EchoStar Communications Corporation, or EchoStar. As a part of this agreement, the parties agreed to terminate the merger agreement and certain related agreements due to the proposed merger’s failure to obtain regulatory approval. Under the terms of the termination agreement, EchoStar paid us $600 million in cash.

On August 21, 2002, we sold about 8.8 million shares of Thomson multimedia S.A., or Thomson, common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of about $158.6 million.

In October 2002, we sold all of our interest in Sky Perfect for approximately $105 million in cash, resulting in a pre-tax loss of about $24.5 million.

During 2002, we reversed $41.1 million of accrued liabilities related to the exit costs for DIRECTV Japan upon the resolution of the remaining claims, resulting in a credit adjustment to “Other, net” in the Consolidated Statements of Operations.

Note 16: Severance, Retention and Pension Benefit Costs

During the first quarter of 2004, we announced the reduction of corporate office headcount by over half as a result of our plan to consolidate corporate and DIRECTV U.S. support functions. There were also additional headcount reductions at DIRECTV U.S. and at DTVLA. As a result of the completion of the News Corporation transactions on December 22, 2003, certain of our employees earned retention benefits during the twelve month

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

period subsequent to the completion of the transactions. As a result of these items and the strategic transactions described above and in Note 3, we recognized $169.5 million in charges for retention benefits, severance and related costs under our pension benefit plans during 2004 in “General and administrative expenses” in the Consolidated Financial Statements.

In 2004, the $113.0 million of charges recorded at Corporate and Other included $36.2 million for retention benefits resulting from the News Corporation transactions that were paid in 2004, $20.4 million for severance which was paid in 2004, and $56.4 million in pension costs. At HNS, we accrued $25.6 million in severance costs as a result of the lay-offs following the announcement of the Thomson and SkyTerra transactions and paid out to employees $15.9 million in benefits during 2004. At DTVLA, we recorded $20.9 million in severance and retention charges, including $6.3 million related to the ongoing shut-down of operations at DIRECTV Mexico, and headcount reductions following the emergence from bankruptcy. DTVLA paid out to employees $7.4 million in benefits during 2004.

Note 17: Related-Party Transactions

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunication services, advertising, broadcast programming, equipment and inventory. As a result of the completion of the News Corporation transactions, beginning on December 23, 2003, News Corporation and its affiliates are considered related parties. As of December 31, 2004, we had the following types of contractual arrangements with related parties: purchase of programming, products and advertising from News Corporation entities; license of certain intellectual property, including patents, from News Corporation entities; purchase of system access products and support services; and sale of advertising space. Transactions entered into with GM and its affiliates prior to December 23, 2003 were considered related party transactions. Other related parties include DTVLA’s Puerto Rican, Venezuelan and Argentine LOCs until their respective dates of consolidation with us and HTIL until we sold it on December 6, 2002 (see Note 3).

The following table summarizes sales and purchase transactions with related parties:

	2004	2003	2002
	(Dollars in Millions)
Sales	$10.1	$99.5	$211.1
Purchases	476.7	69.7	117.9

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties as of December 31:

	2004	2003
	(Dollars in Millions)
Accounts receivable	$4.6	$0.5
Accounts payable	101.3	75.1

The accounts receivable and accounts payable balances as of December 31, 2004 and 2003 are primarily related to affiliates of News Corporation.

In addition to the items described above, we have agreed to purchase News Corporation’s interests in the Sky Latin America businesses for cash payments totaling $500.5 million, of which we paid $342.5 million during the fourth quarter of 2004. During 2004, we have also recorded stock-based compensation cost associated with former employees of News Corporation who became our employees and retained their News Corporation stock options.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18. DLA LLC Reorganization

On March 18, 2003, DLA LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, or Bankruptcy Court. On February 13, 2004, the Bankruptcy Court confirmed DLA LLC’s Plan of Reorganization, or the Reorganization Plan, which became effective on February 24, 2004.

Also, effective February 24, 2004, we made a contribution of certain claims, loans, equity and other interests in LOCs selling the DIRECTV service in Latin America, and converted certain debt into equity, which increased our equity interest in the restructured DLA LLC from 74.7% to approximately 85.9%. Darlene, which also contributed its equity and other interests in various LOCs, holds the remaining approximately 14.1% equity interest in the restructured DLA LLC. The restructuring in bankruptcy and the contributions by us and Darlene provided DLA LLC with direct control of the most significant LOCs and assets. The net result of these transactions was an increase in minority interests of $47.3 million.

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

Our Consolidated Balance Sheet as of December 31, 2003 includes liabilities subject to compromise of DLA LLC of approximately $206.7 million.

Reorganization income was $43.0 million in 2004 compared to reorganization expense of $212.3 million in 2003. The reorganization income in 2004 includes a $62.6 million gain as a result of the settlement of certain obligations in connection with the confirmation of the Reorganization Plan, partially offset by costs incurred to file the bankruptcy petition, legal and consulting costs and other charges related to the DLA LLC reorganization. Reorganization expense of $212.3 million in 2003 includes the costs incurred to file the bankruptcy petition, ongoing related legal and consulting costs, costs related to settlement agreements reached with creditors, the write-off of intangible assets and other charges related to the reorganization. Also included in reorganization expense are accruals for any claims allowed in the Chapter 11 proceeding for amounts not previously recognized as liabilities subject to compromise.

The DLA LLC Second Amended and Restated Limited Liability Company Agreement, as amended in February 2004, or the DLA LLC Agreement, provides Darlene the right, under certain circumstances, to require us to purchase all of Darlene’s equity interests in DLA LLC for $200.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). The DLA LLC Agreement also provides that we have the right, under certain circumstances, to require Darlene to sell all of its equity interests in DLA LLC to us for $400.0 million (plus the amount of any outstanding debt of DLA LLC owed to Darlene). Such events are triggered if certain conditions are satisfied, including there is a combination of the business or operations of DLA LLC with substantially all of the DTH satellite business or operations of Sky Latin America, an affiliate of News Corporation, or other events as described in the DLA LLC Agreement, or a Sky Deal. We do not believe the conditions necessary to trigger these events have been satisfied. In addition, under the terms of the DLA LLC Agreement, from February 24, 2005 through February 24, 2010, either we or Darlene may provide notice to the other that the notifying party wishes to attempt a sale of DLA LLC or an initial public offering of the equity of DLA LLC. The delivery of such notices starts a process which, among other things, may trigger certain call rights by the non-notifying party. If such a notice were delivered by Darlene within the period provided, and

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

independent third party appraisal of DLA LLC indicated a valuation in excess of approximately $1.6 billion, then we could be obligated to cooperate with attempts by Darlene to sell all of DLA LLC, conduct an initial public offering of the equity of DLA LLC or exercise our call rights, which would cost approximately $400 million. These rights are subject to many conditions and requirements, which are described in more detail in the DLA LLC Agreement. In a lawsuit filed in October 2004 by Darlene against us and others, Darlene asserts, among other claims, that it was fraudulently induced to enter into the DLA LLC Agreement and that the Sky Deal is prohibited by the DLA LLC Agreement. For further information, see Note 21.

Note 19: Derivative Financial Instruments and Risk Management

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes. As of December 31, 2004, we had no significant foreign currency or interest related derivative financial instruments outstanding.

We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures.

We are exposed to interest rate changes from our outstanding fixed rate and floating rate borrowings. We manage our fixed to floating rate debt mix to mitigate the impact of adverse changes in interest rates on earnings and cash flows and on the market value of our borrowings. In accordance with policy, from time to time we may enter into interest rate hedging contracts which effectively convert floating rate borrowings to fixed rate borrowings, or fixed rate borrowings to floating rate borrowings.

We are exposed to credit risk in the event of non-performance by the counterparties to our derivative financial instrument contracts. While we believe this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Note 20: Segment Reporting

Our three business segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial customers, and the Network Systems segment, which is a provider of satellite-based private business networks and broadband Internet access. Eliminations and other includes the corporate office and other entities.

Beginning in the third quarter of 2004, we disaggregated the Direct-To-Home Broadcast segment, which included the DIRECTV U.S. and DIRECTV Latin America businesses. We now report the DIRECTV U.S. and DIRECTV Latin America businesses as separate segments as provided by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Beginning on January 1, 2004, we allocate pension and other postretirement benefit expenses to our subsidiaries.

We reclassified prior period segment information to conform to the current period presentation.

Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Network Systems	Eliminations and Other	Total
	(Dollars in Millions)
2004
External Revenues	$9,738.1	$675.2	$946.7	$—	$11,360.0
Intersegment Revenues	25.8	—	152.4	(178.2)	—

Revenues	$9,763.9	$675.2	$1,099.1	$(178.2)	$11,360.0

Operating Profit (Loss)	$21.9	$(142.0)	$(1,778.5)	$(220.8)	$(2,119.4)
Add: Depreciation and amortization expense	561.2	187.9	95.6	(6.7)	838.0

Operating Profit (Loss) Before Depreciation and Amortization(1)	$583.1	$45.9	$(1,682.9)	$(227.5)	$(1,281.4)

Segment Assets	$8,994.2	$1,086.7	$696.9	$3,546.6	$14,324.4
Capital Expenditures	671.5	81.7	132.1	137.8	1,023.1

2003
External Revenues	$7,654.1	$597.7	$1,105.2	$15.2	$9,372.2
Intersegment Revenues	41.5	—	165.8	(207.3)	—

Revenues	$7,695.6	$597.7	$1,271.0	$(192.1)	$9,372.2

Operating Profit (Loss)	$458.8	$(284.6)	$(103.4)	$(208.3)	$(137.5)
Add: Depreciation and amortization expense	497.0	199.3	70.8	(12.2)	754.9

Operating Profit (Loss) Before Depreciation and Amortization(1)	$955.8	$(85.3)	$(32.6)	$(220.5)	$617.4

Segment Assets	$7,285.2	$682.9	$2,555.3	$8,514.0	$19,037.4
Capital Expenditures	389.0	57.9	159.6	140.9	747.4

2002
External Revenues	$6,418.2	$679.3	$1,035.8	$52.1	$8,185.4
Intersegment Revenues	26.4	0.3	104.2	(130.9)	—

Revenues	$6,444.6	$679.6	$1,140.0	$(78.8)	$8,185.4

Operating Profit (Loss)	$192.7	$(415.1)	$(169.8)	$(17.4)	$(409.6)
Add: Depreciation and amortization expense	405.6	213.2	70.1	(12.2)	676.7

Operating Profit (Loss) Before Depreciation and Amortization(1)	$598.3	$(201.9)	$(99.7)	$(29.6)	$267.1

Segment Assets	$8,007.2	$1,080.8	$2,526.9	$6,371.8	$17,986.7
Capital Expenditures	375.0	95.0	397.8	86.7	954.5

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Operating Profit (Loss) Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization” to “Operating Profit (Loss).” This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use Operating Profit (Loss) Before Depreciation and Amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit (Loss) Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

The following represents a reconciliation of operating profit (loss) before depreciation and amortization to reported net loss on the Consolidated Statements of Operations:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Operating Profit (Loss) Before Depreciation and Amortization	$(1,281.4)	$617.4	$267.1
Depreciation and amortization	(838.0)	(754.9)	(676.7)

Operating loss	(2,119.4)	(137.5)	(409.6)
Interest income	50.6	28.4	17.5
Interest expense	(131.9)	(156.3)	(188.6)
Reorganization (expense) income	43.0	(212.3)	—
Other, net	397.6	—	425.5

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting changes	(1,760.1)	(477.7)	(155.2)
Income tax benefit	690.6	104.3	42.2
Minority interests in net (earnings) losses of subsidiaries	13.1	(1.9)	(1.9)

Loss from continuing operations before cumulative effect of accounting changes	(1,056.4)	(375.3)	(114.9)
Income (loss) from discontinued operations, net of taxes	(582.3)	78.1	(97.6)
Cumulative effect of accounting changes, net of taxes	(310.5)	(64.6)	(681.3)

Net Loss	$(1,949.2)	$(361.8)	$(893.8)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents revenues earned from customers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2004		2003		2002
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$10,410.2	$2,311.9	$8,518.9	$3,695.1	$7,207.7	$3,469.9
Canada and Mexico	133.2	5.7	152.4	92.6	163.6	196.7

Total North America	10,543.4	2,317.6	8,671.3	3,787.7	7,371.3	3,666.6

Europe
United Kingdom	30.5	—	51.1	5.4	130.8	6.5
Other	79.9	—	38.5	0.1	34.8	0.3

Total Europe	110.4	—	89.6	5.5	165.6	6.8

South America and the Caribbean
Brazil	166.3	93.6	137.7	117.7	180.3	149.9
Argentina	93.8	84.9	81.4	102.2	88.4	126.5
Venezuela	115.2	80.0	87.2	92.7	124.2	—
Other	193.5	119.4	150.0	84.9	139.4	28.3

Total South America and the Caribbean	568.8	377.9	456.3	397.5	532.3	304.7

Asia
Korea	14.1	—	19.2	0.2	16.3	0.2
India	30.7	—	36.4	7.3	34.6	7.6
China	2.9	—	16.4	1.1	18.8	1.2
Other	13.1	—	19.7	0.5	24.9	0.4

Total Asia	60.8	—	91.7	9.1	94.6	9.4

Total Middle East	57.4	—	28.7	—	9.1	—

Total Africa	19.2	—	34.6	—	12.5	—

Total	$11,360.0	$2,695.5	$9,372.2	$4,199.8	$8,185.4	$3,987.5

Note 21: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 3, as well as a Global Settlement Agreement pursuant to which all pending litigation between DIRECTV U.S., us, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in favor of DIRECTV U.S. for approximately $63 million in a case arising out of Pegasus’ breach of the parties’ Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against DIRECTV U.S., us and the NRTC. As part of the purchase price paid by DIRECTV U.S. in the transactions with Pegasus, DIRECTV U.S. received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation discussed above between DIRECTV U.S., the Company and Pegasus has been dismissed with prejudice.

On October 18, 2004, Darlene filed suit in the circuit court for Miami-Dade County, Florida, against us and certain of our subsidiaries (including DLA LLC) News Corporation, and others, or collectively Defendants. We and certain of the other defendants have removed this matter to the U.S. District Court for the Southern District of Florida. The suit alleges fraud and violation of fiduciary, contractual and other duties owed Darlene and to DLA LLC by one or more of the Defendants. Darlene owns approximately 14.1% of DLA LLC and we own the remaining interest.

Among other things, Darlene alleges that one or more of the Defendants engaged in self-dealing for several years, and the Sky Transactions were negotiated in a manner and yielded a result that was unfair to DLA LLC and its members. Darlene further alleges that we entered into an oral put agreement which would have required DLA LLC to acquire Darlene’s interest in DLA LLC based on a specific pricing formula and that Darlene was fraudulently induced to release its rights under that put and other rights. Darlene seeks injunctive relief to preclude DLA LLC from consummating the Sky Transactions, $1 billion in damages and other relief. As part of the Sky Transactions, we have agreed to indemnify News Corporation against certain claims, including claims by Darlene against News Corporation. We believe Darlene’s claims are without merit and intend to vigorously defend against these claims.

On June 4, 2002, DIRECTV, Inc., a wholly-owned subsidiary of DIRECTV Holdings LLC, and General Electric Capital Corporation, or GECC, executed an agreement to settle, for $180 million, a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related hardware. As a result, in 2002, the provision for loss related to this matter was increased by $122.0 million, of which $48.0 million was recorded as a charge to “General and administrative expenses” and $74.0 million was recorded as a charge to “Interest expense” in the Consolidated Statements of Operations.

Income Tax Matters

In connection with an IRS audit for the tax years 1991 through 1994, the IRS proposed adjustments to the determination and allocation of the purchase price with respect to a prior business acquisition which could result in additional tax and interest of approximately $50.0 million. We filed an administrative protest of these adjustments and engaged in discussions with the Appeals office of the IRS. These discussions did not result in a settlement and we anticipate that we will be required to file suit in order to resolve this dispute.

As part of the sale of our interest in PanAmSat, we agreed to indemnify PanAmSat for certain taxes related to periods ending on or prior to the day of the closing in amounts equal to 80% of the first $75.0 million of such taxes and 100% of any such taxes in excess of the first $75.0 million. PanAmSat has outstanding tax claims

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

relating to withholding taxes assessed on revenues derived from broadcasters inside and outside of India who broadcast from or into India. These claims would be subject to the indemnification provided by us. The Indian government has assessed approximately $7.3 million against one of the PanAmSat subsidiaries for the Indian tax year ended March 31, 1997. This assessment is being appealed to the Income Tax Appeals Tribunal. For the Indian tax years ended March 31, 1996 through 2001, the Indian government has assessed approximately $36.0 million in the aggregate against PanAmSat, including interest. This assessment has been appealed to the Commissioner of Income Tax (Appeals). PanAmSat is contesting the imposition of such taxes. If unsuccessful in its contest, PanAmSat could be subject to comparable claims for subsequent years, which would include additional years covered by the indemnification agreement.

While the outcome of these and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material impact on our consolidated results of operations or financial position.

Satellites

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2004, the net book value of uninsured satellites amounted to $381.7 million.

Other

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $36.1 million which were undrawn at December 31, 2004.

At December 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and satellite transponder leases and aggregated $663.5 million, payable as follows: $89.3 million in 2005, $85.9 million in 2006, $86.7 million in 2007, $79.0 million in 2008, $65.5 million in 2009 and $257.1 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases, net of sublease income, were $67.3 million in 2004, $62.0 million in 2003 and $55.2 million in 2002.

We have minimum commitments under noncancelable satellite construction and launch contracts, programming agreements, manufacturer subsidies agreements, TT&C services agreements, billing system agreements, customer call center maintenance agreements and other vendor obligations. As of December 31, 2004, minimum payments over the terms of applicable contracts are anticipated to be approximately $7,820.2 million, payable as follows: $1,221.4 million in 2005, $1,211.0 million in 2006, $1,327.9 million in 2007, $1,332.7 million in 2008, $1,288.2 million in 2009 and $1,439.0 million thereafter. Excluded from the minimum payments above is DIRECTV U.S.’ remaining commitment to purchase in excess of $500.0 million of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices.

* * *

THE DIRECTV GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2004 Quarters
Revenues	$2,493.2	$2,642.8	$2,861.9	$3,362.1
Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change (1)	323.0	(40.7)	(1,553.1)	(489.3)
Income tax (expense) benefit	(147.1)	20.1	624.3	193.3
Minority interests in net (earnings) losses of subsidiaries	(0.7)	3.0	3.2	7.6
Income (loss) from discontinued operations, net of taxes	(503.5)	4.3	(83.0)	(0.1)

Loss before cumulative effect of accounting change	(328.3)	(13.3)	(1,008.6)	(288.5)
Cumulative effect of accounting change, net of taxes	(310.5)	—	—	—

Net loss	$(638.8)	$(13.3)	$(1,008.6)	$(288.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$0.12	$(0.01)	$(0.67)	$(0.21)

2003 Quarters
Revenues	$2,051.9	$2,187.3	$2,378.7	$2,754.3
Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change (2)	(109.3)	15.2	(26.7)	(356.9)
Income tax (expense) benefit	36.0	(7.7)	25.7	50.3
Minority interests in net earnings of subsidiaries	(0.5)	(0.1)	(0.6)	(0.7)
Income (loss) from discontinued operations, net of taxes	22.9	14.2	43.2	(2.2)

Income (loss) before cumulative effect of accounting change	(50.9)	21.6	41.6	(309.5)
Cumulative effect of accounting change, net of taxes	—	—	(64.6)	—

Net income (loss)	$(50.9)	$21.6	$(23.0)	$(309.5)

Basic and diluted earnings (loss) per common share from continuing operations before cumulative effect of accounting change	$(0.05)	$0.01	$—	$(0.22)

(1)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” are the following: for the first quarter of 2004 is a $387.1 million gain related to the sale of approximately 19 million shares of XM Satellite Radio common stock; for the third quarter of 2004 is a $1,466.1 million charge related to the assets of the SPACEWAY program for which management determined that an impairment charge was required; and for the fourth quarter of 2004 are a $190.6 million write-down of HNS assets related to the sale of HNS to SkyTerra and a $36.5 million charge principally for asset write-downs related to the on-going shut-down of DIRECTV Latin America’s Mexico operations.
(2)	Included as part of “Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change” for the fourth quarter of 2003 are a $132.0 million charge related primarily to investment advisor fees, employee retention and severance benefits in conjunction with the completion of the News Corporation transactions and reorganization expenses of $193.1 million resulting from settlements reached with creditors as part of the DLA LLC bankruptcy proceedings.

For additional information regarding discontinued operations and cumulative effect of accounting changes, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Form 10-K.

THE DIRECTV GROUP, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Operating Costs and Expenses
General and administrative expenses	$227.8	$253.6	$58.5

Total operating costs and expenses	227.8	253.6	58.5
Operating loss	(227.8)	(253.6)	(58.5)
Interest income	46.5	91.6	160.6
Interest expense	(4.6)	(49.8)	(106.7)
Equity in net losses of subsidiaries	(1,342.4)	(366.8)	(1,261.6)
Reorganization expense	(8.6)	(7.0)	—
Other, net	(683.8)	37.2	524.6

Loss Before Income Taxes	(2,220.7)	(548.4)	(741.6)
Income tax (expense) benefit	271.5	186.6	(152.2)

Net Loss	$(1,949.2)	$(361.8)	$(893.8)

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2004	2003
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$2,702.4	$1,280.1
Accounts and interest receivables from subsidiaries	26.3	48.0
Deferred income taxes	30.7	22.1
Prepaid expenses and other	34.4	374.5

Total Current Assets	2,793.8	1,724.7
Deferred Income Taxes	178.8	91.1
Loans Receivable from Subsidiaries	875.0	786.2
Investments in Subsidiaries	4,116.3	7,078.7
Other Assets	155.1	440.7

Total Assets	$8,119.0	$10,121.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other	$169.9	$99.1

Total Current Liabilities	169.9	99.1
Other Liabilities and Deferred Credits	442.0	391.2
Commitments and Contingencies
Stockholders’ Equity	7,507.1	9,631.1

Total Liabilities and Stockholders’ Equity	$8,119.0	$10,121.4

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(45.0)	$(268.7)	$542.3

Cash Flows from Investing Activities
Net investments in subsidiaries	1,836.6	2,221.7	(1,885.5)
Net (increase) decrease in loans to subsidiaries	(875.0)	(108.0)	1,833.3
Sale (purchase) of short term investments	14.8	(40.3)	—
Proceeds from sale of investments	510.5	—	—
Expenditures for property and satellites	(42.6)	—	—

Net Cash Provided by (Used in) Investing Activities	1,444.3	2,073.4	(52.2)

Cash Flows from Financing Activities
Net decrease in notes and loans payable	—	(506.3)	(243.7)
Debt issuance costs	—	—	(44.0)
Stock options exercised	23.0	17.7	7.4
Special cash dividend paid to General Motors	—	(275.0)	—
Preferred stock dividends paid to General Motors	—	—	(68.7)
Payment of Raytheon settlement	—	—	(134.2)

Net Cash Provided by (Used in) Financing Activities	23.0	(763.6)	(483.2)

Net increase in cash and cash equivalents	1,422.3	1,041.1	6.9
Cash and cash equivalents at beginning of the year	1,280.1	239.0	232.1

Cash and cash equivalents at end of the year	$2,702.4	$1,280.1	$239.0

Reference should be made to the Notes to the Condensed Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT — (concluded)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facilities limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investment in subsidiaries at cost, net of equity in earnings (losses) of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total about $2.4 billion and $2.3 billion at December 31, 2004 and 2003, respectively, in “Investments in Subsidiaries” in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Loss on Sale of PanAmSat

On August 20, 2004, we completed the sale of our approximately 80.4% interest in PanAmSat to an affiliate of KKR for $2.64 billion in cash. We recorded a pre-tax loss of $1,078.1 million in “Other, net” in 2004 in the accompanying Condensed Statements of Operations as a result of this transaction. The $2.64 billion in cash received for this transaction is reflected in “Net investment in subsidiaries” in the Condensed Statements of Cash Flows. See Note 3 to the Consolidated Financial Statements for more information.

Note 3: Loans Receivable from Subsidiaries

On August 27, 2004, in connection with the completion of the Pegasus and NRTC transactions described in Note 3 to the Consolidated Financial Statements, we provided DIRECTV U.S. $875.0 million in the form a unsecured promissory note, which is payable in full on December 31, 2010. The promissory note, which is included in “Loans Receivable from Subsidiaries” at December 31, 2004, bears interest, which is payable quarterly, at three month LIBOR. DIRECTV U.S. may prepay the note in whole or in part at any time without penalty. We may accelerate the outstanding principal balance on the note if DIRECTV U.S. fails to pay interest when due or in the event of bankruptcy or insolvency. We have the option to convert the note to capital in whole or in part at any time.

Under the Reorganization Plan and/or Contribution Agreement as discussed in Note 18 to the Consolidated Financial Statements, we contributed our claims to DLA LLC of approximately $1.4 billion, to the extent not previously discharged in the Chapter 11 proceedings. Accordingly, such amount has been reclassified in the Condensed Balance Sheets of the parent company from “Loans Receivable from Subsidiaries” to “Investments in Subsidiaries” as of December 31, 2003.

The $786.2 million of “Loans Receivable from Subsidiaries” at December 31, 2003 represents $104.7 million outstanding under a $300 million senior secured debtor-in-possession financing facility and $681.5 million of intercompany loans to the extent not previously discharged in the Chapter 11 proceedings. In connection with the Reorganization Plan and/or Contribution Agreement, we contributed to DLA LLC our investment in and intercompany loans receivable from SurFin and certain LOCs in February 2004. In exchange for these contributions, conversion of the debtor-in-possession financing facility to equity and contribution of equity interests in various LOCs, our equity interest in the restructured DLA LLC increased from 74.7% to approximately 85.9%.

Note 4: Credit Facilities

See Note 9 of the Notes to the Consolidated Financial Statements.

Note 5: Contingencies

See Note 21 of the Notes to the Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(112.7)	$(207.9)	$(77.9	)(a)	$276.8	(b)	$(121.7)
Inventories (principally for obsolescence of service parts)	(33.3)	(0.1)	—		33.2	(c)	(0.2)

Total Allowances Deducted from Assets	$(146.0)	$(208.0)	$(77.9)		$310.0		$(121.9)

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(91.0)	$(181.7)	$(80.9	)(a)	$240.9	(b)	$(112.7)
Inventories (principally for obsolescence of service parts)	(34.5)	(6.7)	—		7.9	(c)	(33.3)

Total Allowances Deducted from Assets	$(125.5)	$(188.4)	$(80.9)		$248.8		$(146.0)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$(98.6)	$(151.5)	$(70.7	)(a)	$229.8	(b)	$(91.0)
Inventories (principally for obsolescence of service parts)	(27.1)	(14.5)	(1.9	)(d)	9.0	(c)	(34.5)

Total Allowances Deducted from Assets	$(125.7)	$(166.0)	$(72.6)		$238.8		$(125.5)

(a)	Primarily reflects the recovery of accounts previously written-off and increases resulting from acquisitions or consolidation of LOCs previously accounted for under the equity method.

(b)	Primarily relates to accounts written-off.

(c)	Relates to obsolete parts and/or discontinued product lines written-off and reduction in reserves based on physical inventory adjustments and reclassification of amount at HNS to “Assets of businesses held for sale.”

(d)	Primarily relates to purchase accounting adjustments.

Reference should be made to the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOX ENTERTAINMENT GROUP, INC. Registrant

Date: March 4, 2005	By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
3.1	Restated Certificate of Incorporation of the Company	3.1(1)

3.2	Amended By-Laws of the Company	3.2(1)

4.1	Specimen Certificate for Shares of Class A Common Stock of the Company	4.1(2)

4.2	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(3)

4.3	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	2(4)

4.4	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	3(4)

4.5	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(5)

4.6	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(5)

4.7	Fifth Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.6(6)

4.8	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.7(7)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.9	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.8(8)

4.10	Form of Eight Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.9(8)

4.11	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.10(9)

4.12	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.12(10)

4.13	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	10.13(10)

4.14	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities	4.14(20)

4.15	Form of Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.1(11)

4.16	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.2(5)

4.17	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.3(5)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.18	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.14(12)

4.19	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.15(12)

4.20	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated (formerly News America Holdings Incorporated), the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	4.6(13)

4.21	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.20(10)

4.22	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities	10.21(10)

4.23	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities	4.23(20)

4.24	Indenture for the 5% Subordinated Discount Debentures, dated as of November 12, 1996, among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee	4(i)(14)

4.25	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.24(10)

4.26	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	10.25(10)

4.27	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, each of the Subsidiary Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures	4.27(20)

4.28	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021	4.1(15)

EXHIBIT NO.	DESCRIPTION	EXHIBIT NO. IN DOCUMENT INCORPORATED BY REFERENCE
4.29	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021	4.29(20)

4.30	Indenture, dated as of March 21, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exchangeable Securities	4.1(16)

4.31	First Supplemental Indenture, dated as of June 27, 2003, among News America Incorporated, The News Corporation Limited, the guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exchangeable Securities	4.2(16)

10.1	Five Year Credit Agreement, dated as of June 27, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks*	10.1(20)

10.2	Letter Amendment No. 1 to Five Year Credit Agreement, dated as of August 13, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks	10.2(20)

10.3	Form of Master Intercompany Agreement between the Company and The News Corporation Limited	10.29(2)

10.4	Letter Agreement, dated as of June 30, 2002, between the Company and The News Corporation Limited	10.28(17)

10.5	Form of Tax Sharing Agreement between the Company and News Publishing Australia Limited	10.31(2)

10.6	Transfer Agreement, dated as of April 9, 2003, among The News Corporation Limited, News Publishing Australia Limited, News America Incorporated, FEG Holdings, Inc. and Fox Entertainment Group, Inc.	99.1(19)

10.7	LIBOR Promissory Note dated December 22, 2003	10.2(21)

10.8	Term Promissory Note dated December 22, 2003	10.3(21)

21	List of Principal Subsidiaries of the Company	21(22)

23	Consent of Ernst & Young LLP	23(22)

23.1	Consent of Deloitte & Touche LLP, regarding The DIRECTV Group, Inc.*

31.1	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the Report on Form 10-Q of Fox Entertainment Group, Inc., dated December 22, 1998.
(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement on Form S-1 of Fox Entertainment Group, Inc. (Registration No. 333-61515) filed with the Securities and Exchange Commission on November 4, 1998.
(3)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated January 28, 1993.
(4)	Incorporated by reference to the Report on Form 6-K of The News Corporation Limited, dated April 26, 1993.
(5)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of the News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
(6)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
(7)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
(8)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
(9)	Incorporated by reference to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
(10)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 28, 2001.
(11)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.
(12)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (currently News America Incorporated) (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
(13)	Incorporated by reference to the Registration Statement Form F-4 of News America Incorporated on (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
(14)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.
(15)	Incorporated by reference to the Registration Statement on Form F-3 of The News Corporation Limited (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.
(16)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.
(17)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 20, 2002.
(18)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc., dated August 13, 2000 and filed with the Securities and Exchange Commission on August 23, 2000.
(19)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on May 7, 2003.
(20)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 25, 2003.
(21)	Incorporated by reference to the Report on Form 8-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on December 29, 2003.
(22)	Incorporated by reference to the Report on Form 10-K of Fox Entertainment Group, Inc. filed with the Securities and Exchange Commission on September 10, 2004.